Form 10QSB
period 1996-03-31
ELEPHANT & CASTLE GROUP INC
filed 1996-05-16
CIK 899849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                               -----------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________ to _____________________

Commission file number _______________________________________________________

                          ELEPHANT & CASTLE GROUP INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

     British Columbia, Canada                         Not applicable
  -------------------------------                   -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

            Box 10240, Pacific Centre, Vancouver, BC Canada V7Y 1E7
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                 (604) 684-6451
                          ---------------------------
                          (Issuer's telephone number)

- - -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                               [x] Yes    [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                               [ ] Yes    [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Common shares at March 31, 1996    2,604,611
                  --------------------------------------------

                ELEPHANT & CASTLE GROUP INC.
                Consolidated Balance Sheets
                March 31, 1996
                Canadian Dollars


                                               March 31/96       March 31/95
ASSETS
Current
   Cash                                           3,893,657           285,538
   Accounts Receivable                              678,348           456,217
   Inventory                                        460,624           510,329
   Deposits & Prepaids                              679,522           579,701
                                                -----------       -----------
                                                  5,712,151         1,831,785

Fixed Assets                                      8,778,600         7,841,191

Other Assets                                        475,532           573,044
                                                -----------       -----------
                                                 14,966,283        10,246,020
                                                -----------       -----------

LIABILITIES
Current
   Accounts Payable                               2,574,546         2,442,355
   Current Portion of Capital Leases                 71,382            53,594
   Current Portion of Long Term Debt                451,173            54,548
                                                -----------       -----------
                                                  3,097,101         2,550,497

Obligation Under Capital Leases                      11,899            69,240

Long Term Debt                                    4,920,238           132,617

Deferred Income Taxes                               231,000           331,000
                                                -----------       -----------
                                                  8,260,238         3,083,354
                                                -----------       -----------

SHAREHOLDERS' EQUITY
Capital Stock                                     8,092,065         6,772,665
Retained Earnings                                (1,377,160)          402,066
Translation adjustment                               (8,860)          (12,065)
                                                -----------       -----------
                                                  6,706,045         7,162,666
                                                -----------       -----------
                                                $14,966,283       $10,246,020
                                                -----------       -----------



                       See notes to financial statements

                             Elephant & Castle Group Inc.
                             Consolidated Statements of Income
                             For the Three Months Ended March 31, 1996
                             Canadian Dollars
                             (unaudited)

                                                     1996                   1995
SALES                                          $6,127,585             $6,197,363
                                               ----------             ----------
RESTAURANT EXPENSES
  Food and Beverage Costs                       1,840,596              1,799,568
  Restaurant operating expenses
    Labour                                      2,029,317              2,158,431
    Occupancy and other                         1,645,446              1,771,163
  Depreciation and Amortization                   363,684                224,933
                                               ----------             ----------
                                                5,879,043              5,954,095
                                               ----------             ----------

INCOME FROM RESTAURANT OPERATIONS                 248,542                243,268

GENERAL AND ADMINISTRATIVE EXPENSES               569,171                414,848

INTEREST ON LONG TERM DEBT                         60,464                 12,242
                                               ----------             ----------

LOSS BEFORE INCOME TAXES                         (381,093)              (183,822)

INCOME TAXES                                            0                      0

NET LOSS FOR THE PERIOD                          (381,093)              (183,822)
                                               ----------             ----------



Average number of shares outstanding            2,604,611              2,493,500

Earnings per share                                 ($0.15)                ($0.07)



                       See notes to financial statements

                 Elephant & Castle Group Inc.
                 Condensed Consolidated Statements of Shareholders' Equity For the Three Months Ended March 31, 1996
                 Canadian Dollars


                                                       1996                 1995
Balance at beginning of period                   $7,087,138           $7,345,905

   Net loss                                        (381,093)            (183,822)
   Foreign exchange translation adjustment                0                  583
                                                 ----------           ----------
Balance at end of period                         $6,706,045           $7,162,666
                                                 ----------           ----------



                       See notes to financial statements

                ELEPHANT & CASTLE GROUP INC.
                Consolidated Statements of Cash Flow
                Three Months Ended March 31, 1996
                Canadian Dollars



                                                         March 31/96       March 31/95
OPERATING ACTIVITIES

NET INCOME (LOSS)                                           (381,093)         (183,822)

   Add: Items not involving cash
      Depreciation and amortization                          363,684           224,933
      Loss on disposal of fixed assets                             0                 0
                                                           ---------         ---------
                                                             (17,409)           41,111
                                                           ---------         ---------

CHANGES IN NON-CASH WORKING CAPITAL
      Accounts receivable                                   (137,599)          (78,362)
      Inventory                                               41,075            (2,313)
      Deposits and prepaid expenses                         (169,979)          (79,142)
      Accounts payable and accrued liabilities              (515,622)          125,732
                                                           ---------         ---------
                                                            (782,125)          (34,085)
                                                           ---------         ---------
                                                            (799,534)            7,026
                                                           ---------         ---------

INVESTING ACTIVITIES
   Acquisition of fixed assets                              (250,435)       (1,280,274)
   Acquisition of other assets                               (73,030)         (121,995)
   Cash surrender value of life insurance                     10,000            10,000
   Acquisition of trademark                                        0                 0
                                                           ---------         ---------
                                                            (313,465)       (1,392,269)
                                                           ---------         ---------

FINANCING ACTIVITIES
   Obligation under capital leases                           (12,000)          (12,000)
   (Repayment of) proceeds from long-term debt               (13,103)          (13,454)
    Issuance of shares                                             0                 0
                                                           ---------         ---------
                                                             (25,103)          (25,454)
                                                           ---------         ---------

EFFECT OF EXCHANGE RATES ON CASH                                   0               583
                                                           ---------         ---------

(DECREASE) IN CASH DURING PERIOD                          (1,138,102)       (1,410,114)

CASH AT BEGINNING OF PERIOD                                5,031,758         1,695,652
                                                           ---------         ---------

CASH AT END OF PERIOD                                     $3,893,656          $285,538
                                                           ---------         ---------



                       See notes to financial statements

                       ELEPHANT & CASTLE GROUP INC.
                       NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1996 and 1995
                       Canadian Dollars
                       (Unaudited)


1. The accompanying interim financial statements for the three month periods ended March 31, 1996 and March 31, 1995, have been prepared by management and have not been audited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation in Canada. Operating results for the interim periods are not indicative of the results of any other interim periods or for the full year.


2. Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows:

                                                        Three months ended March 31
                                                                 1996                1995
       NET LOSS - CANADA                                    ($381,093)          ($183,822)

       ADJUSTMENTS:

       Amortization of leasehold improvement costs            (11,000)            (11,000)

       Income tax effect of adjustments                             0                   0
                                                            ---------           ---------
       NET LOSS - UNITED STATES                             ($392,093)          ($194,822)


       NET LOSS PER COMMON SHARE:

       Canada                                                  ($0.15)             ($0.07)

       United States                                           ($0.15)             ($0.08)


       AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING:                                  2,604,611           2,493,500

3. The results for the three months ended March 31, 1995 have been restated to reflect a change in the accounting estimate for income taxes.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:

In 1989 and 1990, the Company's Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ministry of Revenue, Ontario, regarding a construction allowance received in 1984. The reassessment has been under appeal since 1989. The amount of tax reassessed was $209,000. Including interest accrued since 1984, the total amount disputed at March 31, 1996 is approximately CDN $650,000. Legal counsel is of the opinion Revenue Canada's position will not be upheld by the Courts.

A former landlord, Shilo Management Corporation ("Shilo") has commenced litigation, still pending in the Superior Court, State of Arizona, County of Yuma seeking general and special damages amounting to approximately US $2,560,000 for alleged breach of lease agreements. In management's opinion, the Company has potential valid defenses and mitigation of damage claims against Shilo, as well as potential counterclaims. A provision of CDN $646,979 was made in June, 1995 for potential damages from this action along with legal and closing costs. Should any recovery or further loss result from the resolution of this claim, such loss or recovery will be accounted for in that period.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

The Company opened a new restaurant at the Center City Holiday Inn in Philadelphia, Pensylvania, on February 28, 1995.

The Company is opening a new restaurant at the Holiday Inn on the Embarcadero in San Diego, CA The location is expected to open in summer, 1996.

The Company is opening a new restaurant at a heritage site in downtown Toronto, Ont. The Restaurant is also expected to open in summer, 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits

        None.

        Reports on Form 8-K

        None.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED) VS. MARCH 31, 1995 (UNAUDITED)

For the three months ended March 31, 1996 the Company's net loss increased to CDN ($381,093) from CDN ($183,822) for the corresponding period in 1995. The 1995 figure has been restated to reflect a change in the income tax estimate. Income from store operations increased marginally to CDN $248,542 in the current period from CDN $243,268 last year. Higher General and Administrative costs and Interest on Long Term Debt as the Company stepped up its expansion plans, however, resulted in the increased net loss. On a per share basis, the net loss for the current period was CDN $(0.15) compared to CDN $(0.07) in 1995. There were 2,604,611 shares outstanding in 1996 compared to 2,493,500 in 1995.

The 1995 results include the figures for three operations which were subsequently closed in 1995. The results for the current period include the results of three new locations (Philadelphia, PA, opened February 28, 1995; Rosie's on Robson New York style deli, opened in Vancouver, BC on August 8, 1995; and the Elephant on Campus, opened on the campus of the British Columbia Institute of Technology on September 23, 1995).

Overall, sales decreased marginally from CDN $6,197,363 a year ago to CDN $6,127,585 this year. For the twelve Canadian restaurants open throughout both periods, sales increased 0.9%. For the one U.S. store open throughout both periods, sales increased 12.5%. In both cases, this reverses a trend that had prevailed for the last several quarters. Management is encouraged that consumer optimism seems to be increasing, and looks for the trend to continue.

Food and Beverage Costs, as a percentage of sales, increased to 30.0% in the current period from 29.0% a year ago. Increases in certain high volume items, particularly meat and dairy products made up most of the increase. The Company is continually looking for ways keep these percentages down and still give its customers good value.

Labour Costs decreased to 33.1% of sales in the current period from 34.8% a
year ago.   The closure of two high labour locations accounted for the majority of the decrease. There was a slight improvement in the labour percentage at locations open throughout both periods.

Occupancy and other operating costs, as a percentage of sales decreased to 26.9% in the current period from 28.6% a year ago, reflecting the positive impact of the Company's expansion away from mall based locations and primarily into hotel based locations.

Depreciation and Amortization expense increased from CDN $224,933 for the 1995 period to CDN $363,684 for the current period. As a percentage of sales, the increase was from 3.6% last year to 5.9% this year. The increase is attributable to the new locations, and includes amortization of pre-opening costs of CDN $93,111 in the current period, compared to CDN $44,250 last year.

General and Administrative expenses increased to CDN $569,171 for the current period from CDN $414,848 in the comparable period a year ago. As a percentage of sales, the increase was from 6.7% last year to 9.3% this year. The increase is the annualization of steps taken during 1995 to gear up for the Company's expansion program. Management expects the growth in General and Administrative costs to slow significantly and to decrease as a percentage of sales as new stores are opened.

Interest expense increased from CDN $12,242 for the 1995 quarter to CDN $60,464 in the 1996 quarter, The increase is due to additional long term debt incurred during 1995 in order to fund the Company's expansion plans. At March 31, 1996 the Company had over CDN $3,000,000 invested in interest bearing securities and is well positioned to fund its expansion plans.

Loss before income taxes increased to CDN $381,093 for the current period from CDN $183,822 in 1995. The increase was due to increased General and Administrative expenses and higher Interest on Long Term Debt. In both cases, the increases are largely related to the company's expansion plans. The next step in these expansion plans is the opening of a new restaurant at the Holiday Inn on the Embarcadero in San Diego, CA, expected to open in early summer 1996.

At March 31, 1996 the company had cash resources totaling CDN $3,893,656 from which to finance its expansion plans. The company currently has two restaurants under construction. Capital requirements from March 31 through to the opening of these locations is estimated at CDN $1.6 million.

THREE MONTHS ENDED MARCH 31, 1995 (UNAUDITED) VS. MARCH 31, 1994 (UNAUDITED)

For the three months ended March 31, 1995 the Company's net loss increased to CDN $126,837 from CDN $77,754 for the corresponding period in 1994. Loss per share increased to CDN $0.05 for the 1995 period from CDN $0.03 for the 1994 period. Net loss increased primarily due to increased losses at its Yuma location, operated under contract with Shilo Inns, and not as its trademark English style pub restaurant; and also due to increased interest costs. Effective April 26, 1995 the company no longer manages the Yuma location. The financial statements for the period ending March 31, 1995 do not include any estimated expenses that may arise from the discontinuation of operations at the facility.

Sales increased 11.6% during the three months ended March 31, 1995 to CDN $6,197,363 from CDN $5,553,306 for the comparable period in 1994. The increase is due to the opening of restaurants in the Winnipeg Holiday Inn Crowne Plaza on May 18, 1994 and in the Philadelphia Holiday Inn Center City on February 28, 1995. Both locations are traditional English style pub/restaurant operations.

For operations open throughout both periods, Canadian sales (12 locations) decreased 4.6%, primarily due to the impact of higher interest rates on consumer spending, government fiscal restraint in certain markets, and increased direct competition in some markets. U.S. sales (3 locations) decreased 12.8% in U.S. dollars, continuing a trend the Company has been experiencing for several quarters. The Company has discontinued operating one of these locations as of April 26, 1995.

Food and beverage costs decreased slightly from 29.2% to 29.0% as the Company continues to monitor its product costs carefully.

Labour costs increased from 32.4% to 34.8% due to difficulties in reducing labour costs in markets experiencing declining sales, particularly in the U.S.; and due to higher labour costs during Philadelphia's first month of operation, which had been expected and is anticipated to come down over the first six months of operation as the staff becomes more experienced. The discontinuance of the Company's operation of the Yuma location will also help to bring down the labour percentage.

Occupancy and other operating costs decreased from 31.2% to 28.6%, primarily due to the impact of the lower operating and occupancy costs at the two Holiday Inn locations in Winnipeg and Philadelphia. The Company expects to effect continuing occupancy cost decreases if the current trends in hotel restaurant units continue.

Depreciation and amortization expense increased from 2.6% to 3.6% due to the amortization of pre-opening expenses at the two Holiday Inn locations.

General and administrative expenses increased in dollars from CDN $384,580 to CDN $414,848, but decreased as a percentage of sales from 6.9% to 6.7%. The Company is seeking to continue to reduce general and administrative expense percentages by opening new locations without adding proportionate administrative costs.

Interest expense increased from income of CDN $19,741 in 1994 to expense of CDN $12,242 in 1995. In 1994 the Company had substantial cash balances invested in interest bearing securities. Substantially all of these balances were used in constructing the two Holiday Inn locations.

Loss before income taxes increased from 2.0% to 3.0% due to the reasons discussed above, the most significant of which was the poor performance of the Yuma location, which has the Company subsequently discontinued operating. The first three months of the calendar year have traditionally comprised the Company's weakest quarter and are not necessarily indicative of the Company's overall annual performance.

During the three months ended March 31, 1995 the Company invested CDN $1,280,274 in capital assets, the majority to construct the Philadelphia restaurant, which opened on February 28, 1995. As a result, the Company's cash balances have decreased to CDN $285,538 at the end of the period from CDN $1,695,652 at the start of the quarter.

                                  SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ELEPHANT & CASTLE GROUP INC.
                         ----------------------------
                                 (Registrant)


Date      May 14, 1996                       /s/  J. M. BARNETT
      ---------------------             -----------------------------
                                                  J. M. Barnett
                                                President & C.E.O.


Date      May 14, 1996                       /s/  D. DeBOU
      ---------------------             -----------------------------
                                                  D. DeBou
                                              Chief Financial Officer


*Print the name and title of each signing officer under his signature.