Form 10QSB
period 1996-06-30
ELEPHANT & CASTLE GROUP INC
filed 1996-08-14
CIK 899849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended        June 30, 1996
                    ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number                 33-60612
                        ---------------------------------------------

                          Elephant & Castle Group Inc.
             (Exact name of registrant as specified in its charter)

  British Columbia, Canada                                Not Applicable
- - -------------------------------                         -------------------
(State or other jurisdiction of                         (I. R. S. Employer
incorporation or organization)                          Identification No.)

      Box 10240, Pacific Centre, Vancouver, B.C. Canada         V7YIE7
      -------------------------------------------------       ----------
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code,     (604) 684-6451
                                                     --------------------

                                      NA
      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant wasrequired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a law confirmed by a court. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                    Common Stock at June 30, 1996 2,675,166

                          ELEPHANT & CASTLE GROUP INC.
                           Consolidated Balance Sheets
                                  June 30, 1996
                                Canadian Dollars
                                   (unaudited)

                                                   June 30/96        June 30/95
                                                 ------------      ------------
ASSETS
Current
   Cash ....................................        2,572,242           333,141
   Accounts Receivable .....................          551,913           350,349
   Inventory ...............................          496,081           481,088
   Deposits & Prepaids .....................          560,201           288,954
                                                 ------------      ------------
                                                    4,180,437         1,453,532

Fixed Assets ...............................        9,878,514         7,788,721

Other Assets ...............................          674,207           523,496
                                                 ------------      ------------
                                                   14,733,158         9,765,749
                                                 ------------      ------------

LIABILITIES
Current
   Accounts Payable ........................        2,779,269         3,215,477
   Current Portion of Capital Leases .......          451,173            53,594
   Current Portion of Long Term Debt .......           71,382            54,548
                                                 ------------      ------------
                                                    3,301,824         3,323,619

Obligation Under Capital Leases ............                0            57,240

Long Term Debt .............................        4,907,238           118,633

Deferred Income Taxes ......................          231,000           331,000
                                                 ------------      ------------
                                                    8,440,062         3,830,492
                                                 ------------      ------------

SHAREHOLDERS' EQUITY
Capital Stock ..............................        8,092,065         6,772,665
Retained Earnings ..........................       (1,790,109)         (825,343)
Translation adjustment .....................           (8,860)          (12,065)
                                                 ------------      ------------
                                                    6,293,096         5,935,257
                                                 ------------      ------------

                                                 $ 14,733,158      $  9,765,749
                                                 ------------      ------------

See notes to financial statements.

                                         Elephant & Castle Group Inc.
                                      Consolidated Statements of Income
                                For the Three and Six Months Ended June 30, 1996
                                              Canadian Dollars
                                                (unaudited)

                                                               Three Months Ended June 30,             Six Months Ended June 30,
                                                                1996                1995                1996                1995
                                                           ------------        ------------        ------------        ------------
SALES ..............................................       $  6,514,880        $  6,419,724        $ 12,642,465        $ 12,617,087
                                                           ------------        ------------        ------------        ------------

RESTAURANT EXPENSES
  Food and Beverage Costs ..........................          1,999,491           1,906,640           3,840,087           3,706,208
  Restaurant operating expenses
    Labour .........................................          2,153,815           2,186,118           4,183,132           4,344,549
    Occupancy and other ............................          1,815,645           1,863,509           3,461,091           3,634,672
  Depreciation and Amortization ....................            296,717             289,186             660,401             514,119
                                                           ------------        ------------        ------------        ------------
                                                              6,265,668           6,245,453          12,144,711          12,199,548
                                                           ------------        ------------        ------------        ------------

INCOME FROM RESTAURANT OPERATIONS ..................            249,212             174,271             497,754             417,539

GENERAL AND ADMINISTRATIVE EXPENSES ................            601,316             489,703           1,170,487             904,551

INTEREST ON LONG TERM DEBT .........................             60,845              11,977             121,309              24,219
                                                           ------------        ------------        ------------        ------------

(LOSS) BEFORE INCOME TAXES .........................           (412,949)           (327,409)           (794,042)           (511,231)

INCOME TAX (RECOVERY) ..............................                  0                   0                   0                   0

                                                           ------------        ------------        ------------        ------------
NET (LOSS) BEFORE RESERVE ..........................           (412,949)           (327,409)           (794,042)           (511,231)

RESERVE FOR ANTICIPATED DISPUTES AND
     COSTS ON CLOSING OF LOCATIONS .................                  0             900,000                   0             900,000

NET (LOSS) FOR THE PERIOD ..........................           (412,949)         (1,227,409)           (794,042)         (1,411,231)
                                                                               ------------        ------------        ------------

Average number of shares outstanding ...............          2,651,648           2,493,500           2,628,129           2,493,500

Earnings per share - before reserve ................       ($      0.16)       ($      0.13)       ($      0.30)       ($      0.21)
Earnings per share - including reserve .............       ($      0.16)       ($      0.49)       ($      0.30)       ($      0.57)

See notes to financial statements.

                          ELEPHANT & CASTLE GROUP INC.
                      Consolidated Statements of Cash Flow
                         Six Months Ended June 30, 1996
                                Canadian Dollars
                                   (unaudited)

                                                       June 30/96     June 30/95
                                                      -----------    -----------
OPERATING ACTIVITIES

NET (LOSS) - before reserve ......................      (794,042)      (511,231)
           - reserve for anticipated disputes
             and costs on closing of locations ...             0       (900,000)
   Add: Items not involving cash
      Depreciation and amortization ..............       660,401        514,119
                                                     -----------    -----------
                                                        (133,641)      (897,112)

CHANGES IN NON-CASH WORKING CAPITAL ..............      (367,102)     1,261,733
                                                     -----------    -----------
                                                        (500,743)       364,621
                                                     -----------    -----------

INVESTING ACTIVITIES
   Acquisition of fixed assets ...................    (1,597,124)    (1,485,454)
   Acquisition of other assets ...................      (311,647)      (190,823)
   Cash surrender value of life insurance ........             0              0
                                                     -----------    -----------
                                                      (1,908,771)    (1,676,277)
                                                     -----------    -----------

FINANCING ACTIVITIES
   Obligation under capital leases ...............       (23,899)       (24,000)
   (Repayment of) proceeds from long-term debt ...       (26,103)       (27,438)
                                                     -----------    -----------
                                                         (50,002)       (51,438)
                                                     -----------    -----------

EFFECT OF EXCHANGE RATES ON CASH .................             0            583
                                                     -----------    -----------

(DECREASE) IN CASH DURING PERIOD .................    (2,459,516)    (1,362,511)

CASH AT BEGINNING OF PERIOD ......................     5,031,758      1,695,652
                                                     -----------    -----------

CASH AT END OF PERIOD ............................   $ 2,572,242    $   333,141
                                                     -----------    -----------

See notes to financial statements.

                                Elephant & Castle
                                   Group Inc.
            Condensed Consolidated Statements of Shareholders' Equity
                     For the Six Months Ended June 30, 1996
                                Canadian Dollars
                                   (unaudited)

                                                        1996            1995
                                                    -----------     -----------
Balance at beginning of period .................    $ 7,087,138     $ 7,345,905

   Net loss ....................................       (794,042)     (1,411,231)
   Foreign exchange translation adjustment .....              0             583
                                                    -----------     -----------

Balance at end of period .......................    $ 6,293,096     $ 5,935,257
                                                    -----------     -----------

See notes to financial statements.

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 and 1995
                                Canadian Dollars
                                   (Unaudited)


1. The accompanying interim financial statements for the three and six month periods ended June 30, 1996 and June 30, 1995, have been prepared by management and have not been audited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation in Canada. Operating results for the interim periods are not indicative of the results of any other interim periods or for the full year.


     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows:

                                                                 Three months ended June 30             Six months ended June 30
                                                                    1996              1995                1996              1995
                                                               -----------        -----------        -----------        -----------

NET LOSS - CANADA ......................................       ($  412,949)       ($1,227,409)       ($  794,042)       ($1,411,231)

ADJUSTMENTS:

Amortization of leasehold improvement costs ............           (11,000)           (11,000)           (22,000)           (22,000)

Income tax effect of adjustments .......................             3,410              3,410              6,820              6,820
                                                               -----------        -----------        -----------        -----------

NET LOSS - UNITED STATES ...............................       ($  420,539)       ($1,234,999)       ($  809,222)       ($1,426,411)
                                                               -----------        -----------        -----------        -----------


NET LOSS PER COMMON SHARE:

Canada .................................................       ($     0.16)       ($     0.49)       ($     0.30)       ($     0.57)

United States ..........................................       ($     0.16)       ($     0.50)       ($     0.31)       ($     0.57)


AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING: ....................................         2,651,648          2,493,500          2,628,129          2,493,500

3. The results for the three and six months ended June 30, 1995 have been restated to reflect a change in the accounting estimate for income taxes.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

None

Item 2 - Changes in Securities

None.

Item 3 - Defaults upon Senior
Securities

None.

Item 4 - Submission of Matters to
a Vote of Security Holders

None.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on
Form 8-K

             Exhibits
             -----------

             None.

             Reports on Form 8-K
             -----------------------

             None.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1996 (unaudited) vs. June 30, 1995 (unaudited)

For the three months ended June 30, 1996 the Company's net loss was CDN ($412,949) compared to a net loss of CDN ($1,227,409) for the corresponding period in 1995. The 1995 figure included a reserve of CDN $900,000 related to costs of closing three operations. Excluding the reserve, the 1995 net loss was CDN ($327,409). The 1995 figure has been restated to reflect a change in the income tax estimate. Income from store operations increased to CDN $249,212 in the current period from CDN $174,271 last year. Higher general and administrative costs and interest on long term debt as the Company continued with its expansion plans, however, resulted in the increased net loss before the reserve. On a per share basis, the net loss per share for the current period was CDN ($0.16) compared to CDN ($0.49) (CDN ($0.13) before the reserve) in 1995. There were a weighted average of 2,651,648 shares outstanding in 1996 compared to 2,493,500 in 1995.

The 1995 results include partial results for three locations closed during the period. The results for the current period include the results of two new locations (Rosie's on Robson New York style deli, opened in Vancouver BC on August 8, 1995; and the Elephant on Campus, opened on the campus of the British Columbia Institute of Technology on September 23, 1995.)

Overall, sales increased 1.48% from CDN $6,419,724 a year ago to CDN $6,514,880 this year. For the twelve Canadian locations open throughout both periods, sales increased 0.6%. For the two U.S. locations open throughout both periods, sales increased 21.7%. In both cases, this continues a trend that commenced in the first quarter of 1996. Management is encouraged that consumer optimism is increasing, and looks for the trend to continue. Management is particularly encouraged by the sales increases in its two hotel based restaurants that were open in both periods, with its Winnipeg location showing an increase of 16.5% and Philadelphia increasing 21.9%.

Food and Beverage costs, as a percentage of sales, increased to 30.7% in the current period from 29.7% a year ago. Increases in poultry and certain meat products make up most of the increase. The Company continues to look for ways to bring these percentages down and still give its customers good value.

Labour costs decreased to 33.1% of sales in the current period from 34.1% a year ago. The closure of two high labour locations accounted for the majority of the decrease.

Occupancy and other operating costs, as a percentage of sales, decreased to 27.9% in the current period from 29.0% a year ago, reflecting the positive impact of the Company's expansion away from mall based locations and primarily into hotel based locations.

Depreciation and amortization expense remained basically unchanged at 4.6% of sales this year compared to 4.5% in 1995.

General and administrative expenses increased to CDN $ 601,316 for the current period from CDN $489,703 in the comparable period a year ago. As a percentage of sales the increase was from 7.6% last year to 9.2 % this year. The increase is the annualization of steps taken during 1995 to gear up for the Company's expansion program. Management expects the growth in general and administrative costs to slow significantly and to decrease as a percentage of sales as new stores are opened.

Interest expense increased from CDN $11,977 for the 1995 quarter to CDN $60,845 in the 1996 quarter. The increase is due to additional long term debt incurred during 1995 in order to fund the Company's expansion plans. At June 30, 1996 the Company had over CDN $2,000,000 invested in interest bearing securities and has sufficient funds to meet its current expansion obligations.

Net loss, before the one time reserve recorded in 1995, increased from CDN ($327,409) in 1995 to CDN ($412,949) in the current period. The increase was due to increased general and administrative expenses and higher interest on long term debt. In both cases, the increases are largely related to the Company's expansion plans. The next step in these expansion plans is the opening of a new restaurant at the Holiday Inn on the Bay in San Diego, CA (opened July 4, 1996) and a new restaurant in the entertainment district of Toronto, Ontario (scheduled to open in the fall of 1996).

Six Months Ended June 30, 1996 (unaudited) vs. June 30, 1995 (unaudited)

For the six months ended June 30, 1996 the Company's net loss was CDN ($794,042) compared to a net loss of CDN ($1,411,231) for the corresponding period in 1995. The 1995 figure included a reserve of CDN $900,000 related to costs of closing three operations. Excluding the reserve, the 1995 net loss was CDN ($511,231). The 1995 figure has been restated to reflect a change in the income tax estimate. Income from store operations increased to CDN $497,754 in the current period from CDN $417,539 last year. Higher general and administrative costs and interest on long term debt as the Company continued with its expansion plans, however, resulted in the increased net loss before the reserve. On a per share basis, the net loss per share for the current period was CDN ($0.30) compared to CDN ($0.57) (CDN ($0.21) before the reserve) in 1995. There were a weighted average of 2,628,129 shares outstanding in 1996 compared to 2,493,500 in 1995.

The 1995 results include partial results for three locations closed during the period. The results for the current period include the results of three new locations (Philadelphia, PA, opened February 28, 1995; Rosie's on Robson New York style deli, opened in Vancouver BC on August 8, 1995; and the Elephant on Campus, opened on the campus of the British Columbia Institute of Technology on September 23, 1995.)

Overall, sales increased 0.20% from CDN $12,617,087 a year ago to CDN $12,642,465 this year. For the twelve Canadian locations open throughout both periods, sales increased 0.8%. For the one U.S. location open throughout both periods, sales increased 16.7%. In both cases, this reverses a trend that had prevailed throughout 1995. Management is encouraged that consumer optimism is increasing, and looks for the trend to continue. Management is particularly encouraged by the sales increases in its two hotel based restaurants that have been open for more than one year. The Winnipeg location achieved an increase of 13.3% for the six month period and Philadelphia increased 21.9% in the second quarter.

Food and Beverage costs, as a percentage of sales, increased to 30.4% in the current period from 29.4% a year ago. Increases in poultry and certain meat products make up most of the increase. The Company continues to look for ways to bring these percentages down and still give its customers good value.

Labour costs decreased to 33.1% of sales in the current period from 34.4% a year ago. The closure of two high labour locations accounted for the majority of the decrease.

Occupancy and other operating costs, as a percentage of sales, decreased to 27.4% in the current period from 28.8% a year ago, reflecting the positive impact of the Company's expansion away from mall based locations and primarily into hotel based locations.

Depreciation and amortization expense increased to CDN $660,401 (5.2% of sales) this year compared to CDN $514,119 (4.1% of sales) in 1995. The increase is attributable to the new locations and includes amortization of pre-opening costs of CDN $143,053 in the current period compared to CDN $110,291 in 1995.

General and administrative expenses increased to CDN $1,170,487 for the current period from CDN $904,551 in the comparable period a year ago. As a percentage of sales the increase was from 4.1% last year to 9.3 % this year. The increase is the annualization of steps taken during 1995 to gear up for the Company's expansion program. Management expects the growth in general and administrative costs to slow significantly and to decrease as a percentage of sales as new stores are opened.

Interest expense increased from CDN $24,219 for the 1995 period to CDN $121,309 in the 1996 period. The increase is due to additional long term debt incurred during 1995 in order to fund the Company's expansion plans. At June 30, 1996 the Company had over CDN $2,000,000 invested in interest bearing securities and has sufficient funds to meet its current expansion obligations.

Net loss, before the one time reserve recorded in 1995, increased from CDN ($511,231) in 1995 to CDN ($794,042) in the current period. The increase was due to increased general and administrative expenses and higher interest on long term debt. In both cases, the increases are largely related to the Company's expansion plans. The next step in these expansion plans is the opening of a new restaurant at the Holiday Inn on the Bay in San Diego, CA (opened July 4, 1996) and a new restaurant in the entertainment district of Toronto, Ontario (scheduled to open in the fall of 1996).

                                   SIGNATURES






In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunot duly authorized.




                                   Elephant & Castle Inc.
                                   Registrant


Date: August 13, 1996              s/s J.M. Barnett
- - ---------------------              ----------------
                                       J.M. Barnett
                                   President & CEO


Date: August 13, 1996              s/s D. Debou
- - ---------------------              ------------
                                       D. Debou
                                   Chief Financial Officer