Form 10QSB
period 1996-09-30
ELEPHANT & CASTLE GROUP INC
filed 1996-11-13
CIK 899849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended        September 30, 1996
                            ------------------

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

  British Columbia, Canada                                Not Applicable
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

                  Common shares at September 30, 1996 2,675,166

                          ELEPHANT & CASTLE GROUP INC.
                           Consolidated Balance Sheets
                               September 30, 1996
                                Canadian Dollars
                                   (unaudited)

                                                   September 30,   September 30,
                                                       1996              1995
                                                   -------------   -------------
ASSETS
Current
   Cash ......................................       1,869,763           79,116
   Accounts Receivable .......................         443,378          546,146
   Inventory .................................         521,020          494,125
   Deposits & Prepaids .......................         764,697          697,719
                                                   -----------      -----------
                                                     3,598,858        1,817,106

Fixed Assets .................................      10,221,367        9,085,664

Other Assets .................................         813,899          593,480
                                                   -----------      -----------
                                                    14,634,124       11,496,250
                                                   -----------      -----------

LIABILITIES
Current
   Accounts Payable ..........................       2,845,012        3,936,748
   Current Portion of Capital Leases .........          59,382           53,594
   Current Portion of Long Term Debt .........         451,173          330,548
                                                   -----------      -----------
                                                     3,355,567        4,320,890

Obligation Under Capital Leases ..............               0           45,240

Long Term Debt ...............................       4,885,045          844,790

Deferred Income Taxes ........................         231,000          331,000
                                                   -----------      -----------
                                                     8,471,612        5,541,920
                                                   -----------      -----------

SHAREHOLDERS' EQUITY
Capital Stock ................................       8,092,065        6,772,665
Retained Earnings ............................      (1,920,693)        (810,939)
Translation adjustment .......................          (8,860)          (7,396)
                                                   -----------      -----------
                                                     6,162,512        5,954,330
                                                   -----------      -----------

                                                    14,634,124       11,496,250
                                                   -----------      -----------

                          See notes to financial statements

                                                    Elephant & Castle Group Inc.
                                                  Consolidated Statements of Income
                                       For the Three and Nine Months Ended September 30, 1996
                                                          Canadian Dollars
                                                             (unaudited)

                                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                                            --------------------------------       ---------------------------------
                                                                 1996                1995               1996                1995
                                                            ------------        ------------       ------------        ------------
SALES ...............................................       $  7,897,518        $  6,276,521       $ 20,539,983        $ 18,893,608
                                                            ------------        ------------       ------------        ------------

RESTAURANT EXPENSES
  Food and Beverage Costs ...........................          2,344,706           1,802,536          6,184,793           5,508,744
  Restaurant operating expenses
    Labour ..........................................          2,566,532           2,007,604          6,749,664           6,352,153
    Occupancy and other .............................          2,033,093           1,657,643          5,494,184           5,292,315
  Depreciation and Amortization .....................            411,779             300,093          1,072,180             814,212
                                                            ------------        ------------       ------------        ------------
                                                               7,356,110           5,767,876         19,500,821          17,967,424
                                                            ------------        ------------       ------------        ------------

INCOME FROM RESTAURANT OPERATIONS ...................            541,408             508,645          1,039,162             926,184

GENERAL AND ADMINISTRATIVE EXPENSES .................            585,619             471,946          1,756,106           1,376,497

INTEREST ON LONG TERM DEBT ..........................             86,373              22,295            207,682              46,514
                                                            ------------        ------------       ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES ...................           (130,584)             14,404           (924,626)           (496,827)

INCOME TAX (RECOVERY) ...............................                  0                   0                  0                   0

                                                            ------------        ------------       ------------        ------------
NET NCOME (LOSS) BEFORE RESERVE .....................           (130,584)             14,404           (924,626)           (496,827)

RESERVE FOR ANTICIPATED DISPUTES AND
     COSTS ON CLOSING OF LOCATIONS ..................                  0                   0                  0             900,000

NET INCOME (LOSS) FOR THE PERIOD ....................           (130,584)             14,404           (924,626)         (1,396,827)
                                                                                ------------       ------------        ------------

Average number of shares outstanding ................          2,675,166           2,493,500          2,643,808           2,493,500

Earnings per share - before reserve .................             ($0.05)              $0.01             ($0.35)             ($0.20)
Earnings per share - including reserve ..............             ($0.05)              $0.01             ($0.35)             ($0.56)


                                                  See notes to financial statements

                          Elephant & Castle Group Inc.
            Condensed Consolidated Statements of Shareholders' Equity
                  For the Nine Months Ended September 30, 1996
                                Canadian Dollars
                                   (unaudited)

                                                        1996            1995
                                                    -----------     -----------
Balance at beginning of period .................    $ 7,087,138     $ 7,345,905

   Net loss ....................................       (924,626)     (1,396,827)
   Foreign exchange translation adjustment .....              0           5,252
                                                    -----------     -----------

Balance at end of period .......................    $ 6,162,512     $ 5,954,330
                                                    -----------     -----------


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          Consolidated Statements of Cash Flow
                          Nine Months Ended September 30, 1996
                          Canadian Dollars
                          (unaudited)


                                                           September 30,  September 30,
                                                                1996           1995
                                                           -----------    -----------
OPERATING ACTIVITIES

NET (LOSS) - before reserve ............................      (924,626)      (496,827)
                  - reserve for anticipated disputes and
                    costs on closing of locations ......             0       (900,000)
   Add: Items not involving cash
      Depreciation and amortization ....................     1,072,180        814,212
                                                           -----------    -----------
                                                               147,554       (582,615)

CHANGES IN NON-CASH WORKING CAPITAL ....................      (422,259)     1,287,110
                                                           -----------    -----------
                                                              (274,705)       704,495
                                                           -----------    -----------

INVESTING ACTIVITIES
   Acquisition of fixed assets .........................    (2,240,643)    (3,024,966)
   Acquisition of other assets .........................      (562,452)      (240,036)
   Cash surrender value of life insurance ..............             0              0
                                                           -----------    -----------
                                                            (2,803,095)    (3,265,002)
                                                           -----------    -----------

FINANCING ACTIVITIES
   Obligation under capital leases .....................       (35,899)       (36,000)
   (Repayment of) proceeds from long-term debt .........       (48,296)       974,719
                                                           -----------    -----------
                                                               (84,195)       938,719
                                                           -----------    -----------

EFFECT OF EXCHANGE RATES ON CASH .......................             0          5,252
                                                           -----------    -----------

(DECREASE) IN CASH DURING PERIOD .......................    (3,161,995)    (1,616,536)

CASH AT BEGINNING OF PERIOD ............................     5,031,758      1,695,652
                                                           -----------    -----------

CASH AT END OF PERIOD ..................................   $ 1,869,763    $    79,116
                                                           -----------    -----------

                          See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                                Canadian Dollars
                                   (Unaudited)


1. The accompanying interim financial statements for the three and nine month periods ended September 30, 1996 and September 30, 1995, have been prepared by management and have not been audited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation in Canada. Operating results for the interim periods are not indicative of the results of any other interim periods or for the full year.


2. Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows:

                                                                Three months ended Sept. 30             Nine months ended Sept. 30
                                                               ------------------------------        ------------------------------
                                                                    1996               1995              1996               1995
                                                               -----------        -----------        -----------        -----------
NET INCOME (LOSS) - CANADA .............................       ($  130,584)       $    14,404        ($  924,626)       ($1,396,827)

ADJUSTMENTS:

Amortization of leasehold improvement costs ............           (11,000)           (11,000)           (33,000)           (33,000)

Income tax effect of adjustments .......................                 0                  0                  0                  0
                                                               -----------        -----------        -----------        -----------

NET INCOME (LOSS) - UNITED STATES ......................       ($  141,584)       $     3,404        ($  957,626)       ($1,429,827)
                                                               -----------        -----------        -----------        -----------


NET LOSS PER COMMON SHARE:

Canada .................................................       ($     0.05)       $      0.01        ($     0.35)       ($     0.56)

United States ..........................................       ($     0.05)       $      0.00        ($     0.36)       ($     0.57)


AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING: ....................................         2,675,166          2,493,500          2,643,808          2,493,500

3. The results for the three and nine months ended September 30, 1995 have been restated to reflect a change in the accounting estimate for income taxes.

4. Subsequent to September 30, 1996, the Company acquired 100% of the shares Alamo Grill, Inc. These statements do not include any results from this acquisition.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

None

Item 2 - Changes in Securities

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

The Company opened a new restaurant at the Holiday Inn on the Bay in San Diego, CA on July 4, 1996.

Subsequent to September 30, 1996 the Company acquired 100% of the shares of Alamo Grill, Inc. Alamo Grill, Inc. operates a restaurant in the Mall of America in Minneapolis, MN.

Subsequent to September 30, 1996 the Company opened a new restaurant in Toronto, ON, Canada.

Item 6 - Exhibits and Reports on Form 8-K

             Exhibits
             ------------

             None.

             Reports on Form 8-K
             ------------------------

             None.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1996 (unaudited) vs. September 30, 1995 (unaudited)

For the three months ended September 30, 1996 the Company's net loss was CDN ($130,584) compared to a net income of CDN $14,404) for the corresponding period in 1995. The 1995 figure has been restated to reflect a change in the income tax estimate. Income from store operations increased to CDN $541,408 in the current period from CDN $508,645 last year. Higher general and administrative costs and interest on long term debt as the Company continued with its expansion plans, however, resulted in the net loss. On a per share basis, the net loss per share for the current period was CDN ($0.05) compared to income of CDN $0.01 in 1995. There were a weighted average of 2,675,166 shares outstanding in 1996 compared to 2,493,500 in 1995.

The results for the current period include the results of two locations opened within the 1995 period (Rosie's on Robson New York style deli, opened in Vancouver BC on August 8, 1995; and the Elephant on Campus, opened on the campus of the British Columbia Institute of Technology on September 23, 1995.) The current period also includes the results for a new restaurant opened on July 4, 1996 at the Holiday Inn on the Bay in San Diego, CA.

Overall, sales increased 25.8% from CDN $6,276,521 a year ago to CDN $7,897,518 this year. For the twelve Canadian locations open throughout both periods, sales decreased 1.7%. For the two U.S. locations open throughout both periods, sales increased 23.9%. Four mall-based Canadian locations suffered sales decreases in excess of 5% and management is looking at all aspects of these operations with the goal of generating additional sales or otherwise reducing losses. Sales increases in its two hotel based restaurants that were open in both periods were particularly significant, with its Winnipeg location showing an increase of 17.1% and Philadelphia increasing 32.0%. These increases are continuations of sales patterns of the second quarter.

Food and Beverage costs, as a percentage of sales, increased to 29.7% in the current period from 28.7% a year ago. Continued increases in poultry and certain meat products make up most of the increase.

Labour costs increased to 32.5% of sales in the current period from 32.0% a year ago. The stores experiencing sales decreases contributed to the increase as difficulties were experienced in reducing actual labour costs in the same ratio as the sales decreases.

Occupancy and other operating costs, as a percentage of sales, decreased to 25.7% in the current period from 26.4% a year ago, reflecting the positive impact of the Company's expansion away from mall based locations and primarily into hotel based locations.

Depreciation and amortization expense increased to 5.2% of sales this year compared to 4.8% in 1995, due to increased amortization of pre-opening expenses for new locations.

General and administrative (G&A) expenses increased to CDN $585,619 for the current period from CDN $471,946 in the comparable period a year ago. As a percentage of sales G&A decreased from 7.5% last year to 7.4 % this year. The increase in dollar terms is the annualization of steps taken during 1995 to gear up for the Company's expansion program. Management expects the growth in general and administrative costs to slow significantly and to continue to decrease as a percentage of sales as new stores are opened.

Interest expense increased from CDN $22,295 for the 1995 quarter to CDN $86,383 in the 1996 quarter. The increase is due to additional long term debt incurred during 1995 in order to fund the Company's expansion plans.

Net loss increased from income of CDN $14,404 in 1995 to a loss of CDN ($130,949) in the current period. The increase was due to increased general and administrative expenses and higher interest on long term debt. In both cases, the increases are largely related to the Company's expansion plans. These expansion plans continued in the current period with the opening of a new restaurant at the Holiday Inn on the Bay in San Diego, CA (opened July 4, 1996) and subsequent to the end of the period in the entertainment district of Toronto, Ontario (October 23. 1996).


Nine Months Ended September 30, 1996 (unaudited) vs. September 30, 1995 (unaudited)

For the nine months ended September 30, 1996 the Company's net loss was CDN ($924,626) compared to a net loss of CDN ($1,396,827) for the corresponding period in 1995. The 1995 figure included a reserve of CDN $900,000 related to costs of closing three operations. Excluding the reserve, the 1995 net loss was CDN ($496,827). The 1995 figure has been restated to reflect a change in the income tax estimate. Income from store operations increased to CDN $1,039,162 in the current period from CDN $926,184 last year. Higher general and administrative costs and interest on long term debt as the Company continued with its expansion plans, however, resulted in the increased net loss before the reserve. On a per share basis, the net loss per share for the current period was CDN ($0.35) compared to CDN ($0.20) in 1995. There were a weighted average of 2,643,808 shares outstanding in 1996 compared to 2,493,500 in 1995.

The 1995 results include partial results for three locations closed during the period. The results for the current period include the results of four new locations (Philadelphia, PA, opened February 28, 1995; Rosie's on Robson New York style deli, opened in Vancouver BC on August 8, 1995; and the Elephant on Campus, opened on the campus of the British Columbia Institute of Technology on September 23, 1995; and San Diego, CA, opened July 4, 1996.)

Overall, sales increased 8.7% from CDN $18,893,608 a year ago to CDN $20,539,983 this year. For the twelve Canadian locations open throughout both periods, sales decreased 0.1%. For the one U.S. location open throughout both periods, sales increased 11.6%. Sales increases in two hotel based restaurants that have been open for more than one year are deemed to be particularly significant. The Winnipeg location achieved an increase of 14.5% for the nine month period and Philadelphia Holiday location increased 32.0% in the third quarter.

Food and Beverage costs, as a percentage of sales, increased to 30.1% in the current period from 29.2% a year ago. Increases in poultry and certain meat products make up most of the increase.

Labour costs decreased to 32.9% of sales in the current period from 33.6% a year ago. The closure of two high labour locations accounted for the majority of the decrease.

Occupancy and other operating costs, as a percentage of sales, decreased to 26.8% in the current period from 28.0% a year ago, reflecting the positive impact of the Company's expansion away from mall based locations and primarily into hotel based locations.

Depreciation and amortization expense increased to CDN $1,072,180 (5.2% of sales) this year compared to CDN $814,212 (4.3% of sales) in 1995. The increase is attributable to the new locations and includes amortization of pre-opening costs of CDN $254,166 in the current period compared to CDN $182,246 in 1995.

General and administrative expenses increased to CDN $1,756,106 for the current period from CDN $1,376,497 in the comparable period a year ago. As a percentage of sales the increase was from 7.3% last year to 8.6 % this year. The increase is the annualization of steps taken during 1995 to gear up for the Company's expansion program. Management expects the growth in general and administrative costs to slow significantly and to decrease as a percentage of sales as new stores are opened.

Interest expense increased from CDN $46,514 for the 1995 period to CDN $207,682 in the 1996 period. The increase is due to additional long term debt incurred during 1995 in order to fund the Company's expansion plans.

Net loss, before the one time reserve recorded in 1995, increased from CDN ($496,827) in 1995 to CDN ($924,626) in the current period. The increase was due to increased general and administrative expenses and higher interest on long term debt. In both cases, the increases are largely related to the Company's expansion plans. These expansion plans have continued with the opening of a new restaurant at the Holiday Inn on the Bay in San Diego, CA (opened July 4, 1996) and a new restaurant in the entertainment district of Toronto, Ontario (opened October 23, 1996).

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunot duly authorized.




                                     Elephant & Castle Inc.
                                     Registrant


Date: November 12, 1996              s/s J.M. Barnett
                                     ----------------
                                         J.M. Barnett
                                         President & CEO


Date: November 12, 1996              s/s D. Debou
                                     ------------
                                         D. Debou
                                         Chief Financial Officer