Form 10KSB
period 1996-12-31
ELEPHANT & CASTLE GROUP INC
filed 1997-04-15
CIK 899849

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K SB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996
                          Commission File No. 33-60612

                          ELEPHANT & CASTLE GROUP INC.
                         (Name of Small Business Issuer)


Province of British Columbia                               Not Applicable
--------------------------------------------------------------------------------
(State or other jurisdiction                            (IRS Employer
 of incorporation)                                      Identification Number)


303 IBM Tower
701 West Georgia Street
Vancouver, B.C. CANADA                                         V7Y 1E7
--------------------------------------------------------------------------------
(Address of principal executive officers)                     (Zip Code)


Registrant's telephone number including area code:       (604) 684-6451

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 13 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB.[ ]

Issuer's   revenues  during  the  fiscal  year  ended  December  31,  1996:  CDN
$29,283,950 (converts at current exchange rates to U.S. $21,375,146).

Aggregate market value of voting stock held by non-affiliates of the Registrant as at March 31, 1997: U.S. $11,734,611

Number of shares  outstanding  of issuer's  Common  Stock as of March 31,  1997:
2,898,948.

          Securities registered pursuant to Section 12(b) of the Act:

                                      None.

          Securities registered pursuant to Section 12(g) of the Act:

                                       NASDAQ                Number of
 Title of Each Class                   Symbol            Shares Outstanding
 -------------------                   ------            ------------------

Common Stock, $.01 par value           PUBSF                2,898,948(a)


(a)Calculated as of March 31, 1997, and includes 76,723 shares issued pursuant to certain transactions, primarily option/warrant exercises from January 1, 1997 through March 31, 1997, of which amount 55,555 shares were issued as restricted shares to the Company's primary lender.

ITEM 1            DESCRIPTION OF BUSINESS

a.       General

         The Company operates a chain of 18 full-service dining restaurants and pubs, 14 of which are located in Canada and four of which are located in the United States. Prior to the initial public offering of the Company's securities in June of 1993, the Company operated 12 restaurants under the name "The Elephant & Castle Pub & Restaurant" all located in major shopping malls and office complexes from Victoria, B.C. to Ottawa, Ontario. At that time, the Company's only U.S. based restaurant, also operated under the "Elephant & Castle" name, was located in a large suburban mall near the United States/Canadian border in Bellis Fair, Washington.

         The Company remains in the early stages of a previously announced business plan which contemplates a major expansion/refocusing of its restaurant operations. The Company intends to shift most of its restaurants to (i) major hotel or other urban high traffic locations; (ii) many of which will be in the United States; and (iii) adding alternative menu formats, not limited to the Elephant & Castle English-pubs concept.

         Of the 18 restaurants currently operated by the Company, four are now based in the United States (including the E&C at Bellis Fair, Washington) and two more are under construction in the United States; four, two in the U.S. and two in Canada, are within the four walls of major hotel operations, and both of the units under construction are planned hotel restaurant operations; and two of the units have introduced alternative menu concepts, Rosie's (a New York style
Deli) at Rosedale Hotel in Vancouver, British Columbia and the Alamo (a red meat steakhouse) at the Mall of America, Bloomington, Minnesota.

         In addition, the Company has been selected as the prospective joint venture partner for the development of Rainforest Cafe restaurants in Canada by Rainforest Cafe, Inc. (NASDAQ: RAIN). See below.

         1996 Results

         In 1996, the Company opened three new restaurants, two of which are in the United States (San Diego [July 2, 1996] and the Mall of America, Bloomington, Minnesota [acquired October 8, 1996] and one of which is in the entertainment district of downtown Toronto, Canada [opened October 21, 1996]). The San Diego Elephant & Castle Restaurant/Pub is located at the 600 room Holiday Inn hotel on the Bay. The Mall of America restaurant was acquired through an exchange of securities, and is primarily a red meat (steak) restaurant operated under the "Alamo" trade name. The Toronto restaurant is also a traditional English-style Elephant & Castle dining restaurant and pub. Both the Toronto and acquired Minneapolis locations have exceeded budgeted sales projections. While the San Diego facility has not yet met initial revenue expectations, management believes that the shortfall to date is partially a consequence of start-up conditions, including renovation construction at the hotel. There is no assurance that results will be better in future periods.

         In 1996, the Company's sales increased 13.7% to CDN $29,283,950 from CDN $25,764,339 for the comparable period in 1995. During the fiscal year ended December 31, 1996, the Company incurred a net loss of CDN $1,173,918 (CDN $.044 per share) compared to a net loss of CDN $1,578,167 for the corresponding period in 1995 (CDN $.063 per share). The 1995 net loss included a one time reserve of CDN $900,000 (CDN $.36 per share) for closing costs and anticipated legal disputes in the closure of three facilities (see "Litigation").

         1996 results of operations reflected continued losses from operations from unsatisfactory results at the Company's Canadian mall restaurants, (revenues declined 0.5% at the twelve Canadian operations operated throughout 1995 and 1996); less than budgeted projected operating margins at certain of the newer restaurants; significantly higher interest costs on capital borrowed for the Company's expansion efforts; and higher than planned general and administrative costs.

         In December of 1995, the Company completed a major financing with a prominent U.S. private limited partnership money manager, General Electric Investment Private Placement Partners II ("GEIPPP II"). That financing added U.S. $1,000,000 in equity and U.S. $3,000,000 in subordinated convertible notes to the Company's long term debt structure. In February of 1997, the Company completed an additional U.S. $2,000,000 financing with GEIPPP II. The proceeds of the 1997 financing are intended to be used to pay for construction of new restaurants to be located at the Club Quarters hotel in the heart of the Boston, Massachusetts financial district, and the Cavanaugh Inn in the Seattle, Washington downtown entertainment district.

         In addition, the Company has announced that it has been selected as the Canadian partner of Rainforest Cafe, Inc., a fast growing U.S. based international operator of rainforest themed restaurants, which are a factor in the "eatertainment" restaurant sector, and also engage in the sale of theme related merchandise. The Company's prospective venture into rainforest restaurants is consistent with its previously announced plans and objectives of driving up revenues per restaurant location, while driving down occupancy costs per dollar of revenue realized.

         Occupancy costs declined from 15.8% in 1995 to 15.0% in 1996. Management believes that the build-out of the additional U.S. hotel-based restaurants will further lessen occupancy costs as a percentage of revenues, and that the Canadian rainforest restaurant opportunity, together with the contemplated disposition of certain restaurant locations with disproportionate occupancy costs, will enable the Company to reduce total costs, as a percentage of sales significantly and to return to profitability in the near term.

         The closing of the GEIPPP II financings and the potential availability of up to U.S.$4,000,000 of additional financing by the sale of similar notes in the future significantly enhances the Company's ability to achieve the refocusing which is, and remains, the basis of its future expansion plans. However, additional capital will be required, particularly for the Canadian Rainforest restaurants venture.

         Elephant  &  Castle  (Traditional  Format).  At the  Elephant  & Castle
restaurants, the Company seeks to distinguish itself from competitive restaurants by its distinctive British style and Tudor decor, and by featuring a wide variety of menu items including a large number of English-style dishes. The Company's restaurants offer a broad menu at popular prices. The menu is regularly updated to keep up with current trends in customers' tastes. The average check per customer, including beverage, was approximately CDN $14 during 1996. Although all of the Company's restaurants provide full liquor service, alcoholic beverages are primarily served to complement meals. Sales of alcoholic beverages accounted for approximately 38% of restaurant sales during 1996, slightly less that prior periods.

         The Company's restaurants average approximately 5,500 square feet in size, with a typical seating capacity of 225. The restaurants are open 7 days a week for lunch, dinner and late-night dining. Due to their location at major downtown and suburban malls and office complexes, the Elephant & Castle restaurants cater to a consistently high traffic flow of both shoppers and office workers. Approximately more than 40,000 customers a week are currently serviced at the Elephant & Castle chain. Repeat clientele make up a significant portion of the Company's restaurant's patrons.

         Hotel Restaurants. The Company has agreements with Holiday Inn for the operation of restaurants at Holiday Inn hotels in Winnipeg, Manitoba, Canada, Philadelphia, Pennsylvania and San Diego, California in the United States. The Winnipeg Crowne Plaza Holiday Inn Elephant & Castle restaurant was opened on May 18, 1994. The Philadelphia Holiday Inn unit was opened on February 28, 1995, and the San Diego Holiday Inn was opened on July 1, 1996. Both the Winnipeg and the Philadelphia Holiday Inn restaurants have produced revenues and profits and positive reaction from Holiday Inn management. The San Diego facility has incurred certain start-up difficulties which have decreased revenues and increased costs both in absolute amounts and as a percentage of revenues. Such conditions are expected to be favorably affected in the current and future periods. The Company plans to build additional hotel restaurant units at Holiday Inns and other similar first-class hotels over the next several years. The Company is currently building additional hotel units in Boston, Massachusetts and Seattle, Washington. In the opinion of management, the three critical ingredients for this strategy are:

         (1)      the control of occupancy costs;

         (2) the capacity to work synergistically with a hotel management seeking to divorce itself from direct involvement in food and beverage operations; and

         (3) Registrant control of the menu, kitchen and restaurant amenities.

         In August of 1995, the Company opened its first alternative menu restaurant - a New York style deli known as Rosie's-on-Robson. The Company's arrangements with the Chevalier Group are similar to those at the Holiday Inn locations. The Company provides all of the hotel's room services, off-premise catering, and branded specialty products.

         The restaurant is the result of the Company's arrangement with an international developer, the Chevalier Group of Hong Kong, to build a 200-seat, 5,000-square-foot restaurant in the developer's $40,000,000 280 room Rosedale-on-Robson all-suites hotel in Vancouver, B.C.

         The Company's restaurant at Rosedale is significantly different from the traditional Elephant & Castle format. Management operates "Rosie's" as a New York-style deli and bar. "Rosie's" enables the Registrant to have a second "branded" concept restaurant to provide to those hotel operators in locations and/or with space requirements which may be unsuitable for the Elephant & Castle traditional menu and decor.

         The Company's limited experience with "Rosie's" to date has been favorable. With "Rosie's", the Registrant was committed to starting from fresh, creating its own interior design and menu, under the direction of an experienced, well-regarded staff, including an award-winning chef, and design consultants.

         Future Company Growth. Other than the Canadian Rainforest venture discussed below, the Company's strategy for future growth of its hotel-based and urban traffic center locations is as follows: Select locations will be identified in certain high-density markets. The Company has in mind a limited number of geo graphic pockets for potential growth for all corporate brands. The intention is to cluster restaurants in prime locations within the chosen geographic regions. Key points for consideration include a high level of occupancy at a prospective hotel; a hotel which is part of a chain large enough to join in combined marketing activities; potential unique traffic generators; and the need for revenues in all seasons.

The Canadian Rainforest Venture

         The Company expects to have final and binding agreements with Rainforest Cafe, Inc. ("RCI") at or about the date of filing of these materials. The draft agreements which are in existence currently provide for the establishment of a jointly-owned Canadian corporation, Canadian Rainforest
Restaurants,   Inc.   ("CRRI")  in  which  the  Registrant  and  RCI  will  have approximately an equal interest, but which the Registrant will effectively control day to day operations by the power to nominate three of the five CRRI directors and by a management agreement. The Registrant will simultaneously acquire, an exclusive Area Development Agreement, for U.S. $500,000, U.S. $250,000 paid in advance, and U.S. $50,000 per annum thereafter until the balance is paid. The Area Development Agreement will then be assigned to CRRI, the joint venture company. Each restaurant built within the exclusive territory of Canada will also enter into a license arrangement with RCI. The Rainforest restaurants, a trademark and tradename protected concept, provide patrons with a rainforest environment, which is both attractive and entertaining, and has been sought out by mall operators and others on favorable terms as a destination location. A section of the premises of each restaurant is set aside for the sale of rainforest related merchandise. In the United States, RCI has quickly expanded from its first unit at Mall of America, Bloomington, Minnesota to a total of six restaurants to date, with eight more proposed to be opened in the United States during 1997, and the first two foreign licensed units as well. RCI has also signed Area Development Agreements for foreign expansion in Mexico, England, France, Hong Kong and other areas. The Registrant expects to invest in excess of CDN $12,000,000 in the joint venture entity for the creation of least five Canadian Rainforest restaurants in Canada during the next forty-eight months. Each such restaurant is expected to contribute substantially to the Company' revenues and operating margins starting in late 1997 or 1998. The Company will receive a 2% management fee from each licensed restaurant in addition to distributions it receives as a shareholder of CRRI.

         Other Facilities.

         Alamo.

         In October of 1996, the Company acquired all of the capital stock of Alamo Grill, Inc. ("Alamo"), a one unit restaurant business located at the Mall of America, Bloomington, Minnesota. The Company issued 146,057 shares to the shareholders of Alamo's parent company and assumed U.S.$536,000 in such entity's debt in connection with the transaction. The acquisition provides the Company with a "red meat" concept restaurant for the expansion of its hotel-based properties. The Company has no intention to use the Alamo name in its hotel properties and no intention of creating a chain of Alamo or Alamo-type restaurants at malls or free standing locations. The single unit Alamo has been successfully and profitably operated by the Company since October of 1992, and the Company will likely consider using the Alamo food format at other facilities in the near future.

         Elephant on Campus. In September 1995, the Company opened its first on-campus restaurant, the "Elephant on Campus", at the British Columbia Institute of Technology. The campus restaurant, located in the student union building, required an investment of CDN $500,000 and has an indoor seating capacity of approximately 250, plus an outdoor patio. The restaurant has the same British-style/Tudor decor, and the menu features the same items as other E&C restaurants.

         Airports. Late in 1995, the Company licensed Cara Operations ("Cara") to operate an Elephant & Castle restaurant-pub at the new international terminal at Vancouver International Airport. Cara, which is highly successful and well positioned in airline and airport food services in Canada, elected to use the E&C brand as part of the Vancouver International Airport terminal "mix". The Company intends to pursue similar business with Cara and other terminal operators in the future.

         Special Events. With its expertise in large-scale food service operation, the Company seeks to participate in one-of-a- kind and continuing special events. Elephant & Castle has served as the food provider at two pavilions at Vancouver's EXPO 86 and again at the Commonwealth Games in Victoria, BC. For the past three years, E&C has operated beer concessions at the Molson Indy Vancouver.

         E&C Express. As an adjunct to its hotel operations in Winnipeg and Philadelphia, the Company created a coffee bar/fast food/convenience package called the E&C Express. The concept makes a limited menu of foods and beverages available to hotel guests, as well as a variety of miscellaneous items that are required by hotel guests and the public. The E&C Express also makes branded retail items available to customers and will be offered in all future hotel contracts.

         Franchising/Licensing. Management of the company believes that the Company's "brand" identification is a valuable asset. The licensing of a restaurant/pub under the Elephant & Castle brand label at the new international terminal at Vancouver International Airport is a demonstration of that value. Future activities may include an expansion of the Company's licensing/franchising activities.

         Additional Information

         1. Form and Year of Organization. The Company was incorporated under the laws of the Province of British Columbia, Canada, on December 14, 1992, as part of a reorganization of sister subsidiaries. The Company's principal executive offices are located at Suite 303 I.B.M. Tower, 701 West Georgia Street,. P.O. Box 10240, Vancouver, B.C., Canada V7Y 1E7, (604) 684-6451, fax
(604) 684-8595. As used herein, unless the context specifies otherwise, "Elephant & Castle" or the "Company" refers to the holding company and its restaurant subsidiaries.

         2. Reorganization. The Company was formed in 1992 as a holding company. The Company owns The Elephant and Castle Canada Inc., an Ontario corporation ("E&C Canada") (14 restaurants), and Elephant & Castle, Inc., a Texas corporation ("E&C Texas") (two restaurants) and Elephant & Castle, Inc., a Washington State corporation. E&C Canada was previously amalgamated in May 1990 to act as the sole operator of the business conducted by the 12 restaurants under the trade name "Elephant & Castle". E&C Texas was incorporated in Texas in 1983 for the purpose of creating an Elephant & Castle restaurant at an upscale mall in Houston, Texas. The mall development was not successful, and the restaurant was closed in 1985. The Company has a tax loss carryforward of approximately U.S. $1,000,000 from the failed Houston restaurant. The benefits, if any, to be derived from the United States tax loss carryforward are not believed to be material in relation to the business of the Company as a whole.

         Under the terms of the Reorganization Agreement, whereby E&C Canada and E&C Texas became wholly-owned subsidiaries of the Company, each shareholder received, in consideration for the shares of the subsidiaries, Common Shares of the Company. The determination of the number of Common Shares issued to each shareholder was made without any independent valuation or appraisal of the business, assets or operations of the restaurant subsidiaries, and by agreement among the founding shareholders. The percentage of the total equity attributed to each of the predecessor subsidiaries was based upon the parties' estimated value of each such equity. For Canadian Income Tax Act purposes, a deemed valuation of CDN $3.77 per Common Share was attributed to the Common Shares issued to the founding shareholders. Such valuation may be subject to review and upward adjustment by the Canadian Revenue authorities.


b.       Financial Information about Industry Segments.

         During each of the last three years, the Company has been substantially engaged in a single line of business -- the ownership and operation of Elephant & Castle restaurants.


c.       Narrative Description of the Business.

                  i. Principal Products or Services and their Markets. See Description of the Business - General.

                  ii. Distribution Methods. The Company focuses on the casual dining segment. The Company has not set out to establish its restaurants as "destination locations". Instead, it relies primarily on its high-traffic, convenient downtown and suburban mall, and most recently, high-occupancy hotel, locations consumer satisfaction and word of mouth to attract new and repeat customers.

         The Company has engaged in indirect marketing through heavy involvement of its principals in local and national charities and community functions, particularly Variety Club International. Jeffrey Barnett, Chairman and President of the Company, is also Past President of the Greater Vancouver Restaurant Association and an Honorary Life Member of the British Columbia Restaurant Association.

         Management believes that newer Elephant & Castle restaurants have benefitted from the name recognition and reputa tion for quality development for which the family of restaurants has become known in Canada. The Company employs some print and direct-mail advertising and conducts many local promotions geared to the neighborhoods and markets the restaurant serves. These low-cost activities can include everything from ski-party packages to mystery theater activities, entertainment, sports nights, comedy nights and functions related to special holidays. During fiscal 1996, the Company's expenditures for advertising and promotional activities were approximately 3% of its revenues.

                  iii. Status of New Developments. The Company is constantly in the process of examining and undertaking various new development expansion opportunities, including:

         o E&C Express. The Company has added a satellite food court facility under the name "E&C Express" at the Winnipeg Holiday Inn. The Company added an "E&C Express" facility at the Philadelphia Holiday Inn location during 1995 and is actively seeking other E&C Express locations.

         o Renovations. The Company has modified certain existing locations by the addition of patios and similar improve ments, which add seating or serving capacity. Similar renovations to additional locations are regularly under review, and are currently being contemplated.

         o New Restaurant Locations. The Company continuously examines the possibility of building or acquiring one or more additional restaurants. Such new restaurants typically require a substantial investment in leasehold improvements and restaurant furniture and fixtures. No location has been selected for an additional newly-built restaurant as of this date.

         Relationship with Hotel Operators

         The Registrant's relationship with hotel operations, such as Holiday Inn is predicated on (i) shared investment in significant physical improvements to the facility at the onset of the occupancy; (ii) costs of occupancy measured by a percentage of the unit's revenues; (iii) adequate time to recruit and train a restaurant staff of Registrant's selection; and (iv) reliance upon Registrant's control of the physical environment and menu selections. Application of these lessons have made the Regis trant's experience at hotel sites reasonably successful to date. The Registrant has been offered additional hotel sites and is currently completing hotel restaurants at the Club Quarters Hotel (Boston, Massachusetts) and Cavanaughs (Seattle, Washington). The Registrant has no assurance of future Holiday Inn sites but is discussing additional prospective restaurants with Holiday Inn management, and with franchisees among other hotel operators.

         Gaming Devices

         The Company has been licensed to operate video lottery machines at its three restaurants in Alberta, where such gaming devices have recently been legalized. The machines feature such games as poker, blackjack and keno. There is no gaming risk to the operator, which is paid a commission (15%) and bonus, depending on volume. The Company believes that the gaming devices have slightly improved cash flow at the Alberta operations, without any change in the fixed costs of operation, beyond the minimal investment required for installation of the machines. Video lottery machines have been installed in two additional locations in 1994: Saskatchewan and Manitoba, on similar terms and conditions, and its Bellis Fair restaurant pull-tab gaming devices, which are legal in the State of Washington, and has realized a positive cash flow from them thus far. Gaming devices are not expected to be a material part of the Company's operations at any time in the foreseeable future.

         Extending the "Brand"

         The  Company  has  licensed  the  Elephant & Castle  concept to a major
U.S.-based  food  service  operator.  The  licensed  outlet opera tion under the
Elephant & Castle name commenced business in May, 1992 in Vancouver's 60,000-seat British Columbia Place Stadium.

         The Company received an initial CDN $5,000 licensing fee and continues to receive royalties of 5% of food sales. To date, such revenues have been minimal from the one 500-square-foot outlet maintained by the licensee at the B.
C. Place. However, the Com pany is willing to apply the licensed-outlet concept to other major sports stadiums and campuses.

                  iv.  Competitors  and  Competitive  Business  Conditions.  The
restaurant and food service industry is highly competitive and fragmented. There are an uncountable number of restaurants and other food and beverage service operations that complete directly and indirectly with the Company. In addition, many restaurant chains have significantly greater financial resources and higher sales volumes than the Company. Restaurant revenues are affected by changing consumer tastes and discretionary spending priorities, local economic conditions, demographic trends, traffic patterns, the ability of business customers to deduct restaurant expenses, and the type, number and location of competing restaurants. In addition, factors such as inflation and increased food, liquor, labor and other employee compensation costs can adversely affect profitability. The Company believes that its ability to compete effectively and successfully will depend on, among other things, management's ability to continue to offer quality food for moderate prices, management's ability to control labor costs, and ultimately on the executive determinations as to extensions of the brand (i.e., selection of sites for new locations and related strategies).

                  v. Suppliers. The Company's management negotiates directly with suppliers for food and beverage products to assure uniform quality and freshness of food products in its restaurants and to secure competitive prices. Food products and related restaurant supplies are purchased from specified food producers, independent wholesale food distributors and manufacturers. This process enables the Company to take advantage of volume discounts and ensure consistent quality. Management believes all essential food and beverage products are available from multiple sources in all of the locations it serves, and that it is not dependent on any one of a limited number of suppliers.

                  vi. Dependence on Customers. Elephant & Castle appeals to a diverse customer base, including business and professional people who occupy offices in the vicinity of the restaurants, shoppers from the malls, downtown tourists, and others. The Company's locations and broad menu attract traffic from lunch through mid-afternoon, dinner and into the evening hours. Most all of the Company's restaurants are open seven days and evenings, each week. All items on the menu are available for take-out, although take-out customers account for less than 2% of total restaurant sales.

                  vii. Trademarks; Licenses. The Company has registered "The Elephant & Castle Pub & Restaurant" with the Canadian Trade marks Office, and has registered "Elephant Mug" with the United States Patent and Trademark Office. The Company regards its "Elephant & Castle" and "Elephant Mug" trademarks as having sub stantial value and as being an important factor in the marketing of its restaurants. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks in its business. The Company acquired "The Elephant & Castle" trademark in the United States. The Company agreed to pay approximately U.S. $50,000, plus a one-time fee of $5,000 per location for the mark.

                  viii. Governmental Licenses and Approvals. The Company is subject to various rules, regulations and laws affecting its business. Each of the Company's restaurants is subject to licensing and regulations by a number of governmental authorities, including alcoholic beverage control and health, safety and fire agencies in the state, province or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could prevent or delay the development of a new restaurant in a new location. Management believes the Company is in compliance in all material respects with all relevant regulations. The Company has never experienced abnormal difficulties or delays in obtaining the required licenses or approvals required to open a new restaurant.

         Various Canadian federal and provincial labor laws govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wage, paid leaves of absences and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, may impose significant burdens on the Company. The Company's restaurants in the United States are subject to similar requirements.

         Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for a license and permit to sell alcoholic beverages in the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants. The Company has not encountered any material problems related to alcoholic beverage licensing to date. The failure to receive or retain, or a delay in obtaining a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

                  ix. Effect of Existing and Probable Governmental Regu lations. The Company is subject to "dram-shop" statutes in California, Pennsylvania and Washington and may become subject to similar proposed legislation in Canada. "Dram-shop" statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such a person. The Company carries liquor liability coverage which it believes to be consistent with the coverage carried by other entities in the restaurant industry. Even though the Company is covered by insurance, a judgment against the Company under a "dram-shop" statute in excess of the Company's liability coverage could have a material adverse effect on the Company. The Company has never been the subject of a "dram-shop" claim.

                  x. Research and Development. The Company places emphasis on the design and interior decor of its restaurant. In-house design is supervised by Vice President George Pitman, one of the founding shareholders of the Company. The Company's design requires higher capital costs and furniture and fixtures investment to open a new restaurant than is typical in the industry. For example, the total investment in the Company's newly built restaurants at the Holiday Inn sites in Winnipeg and Philadelphia were approximately CDN $950,000 and CDN $2,100,000 respectively, including landlord contributions. The Company believes that its design and decor features enhance the dining experience. Each restaurant typically features large, airy dining areas. Two of the restaurants offer atrium seating, and several offer patio seating, which adds substantially to seasonal capacity, revenues and profits. Table layouts are flexible, permitting re-arrangement of seating to accommodate large groups and effective utilization of maximum seating capacity.

         The Company believes that the location of a restaurant is critical to its success. In general, significant time and resources are spent in determining whether a prospective site is acceptable. Traditional Elephant & Castle restaurants were located at high-profile sites at malls/office complexes within larger metropolitan areas. In selecting future sites, the Registrant intends to analyze demographic information for each prospective site, hotel occupancy, hotel uses, and factors such as visibility, traffic patterns, accessibility, proximity of shopping areas, offices, parks, tourist attractions, and competitive restaurants.

                  xi. Costs and Effects of Compliance with Environmental Laws. The Company is not aware of, and does not anticipate any significant costs related to compliance with environmental laws.

                  xii. Number of Total Employees and Full-Time Employees. As of December 31, 1996, the Company employed approximately 900 persons on a full-time and part-time basis. 21 of such persons serve in administrative or executive capacities, 54 serve as restaurant management personnel and the remainder are hourly workers in the Company's restaurant operations. The Company believes that its working conditions and compensation packages are competitive with those offered by its competitors. Management considers the Company's relations with its employees to be good, and its rate of employee turnover, particularly among management employees, to be favorable in relation to industry standards. The Company has an agreement with the union which represented the former workers at the predecessor restaurant located at the Holiday Inn unit in Philadelphia which requires the Registrant to seek new hires first from among the pool of available union hiring hall personnel. The Company's service personnel at the San Diego Holiday Inn unit are unionized. The Company has never experienced an organized work stoppage, strike or labor dispute.

         The Company has sought to attract and retain high- quality, knowledgeable restaurant management and staff. The Company has experienced less than the industry norm of employee turnover. Each restaurant is managed by one general manager, and from one to three assistant managers depending on volume. Each restaurant also has one kitchen manager and one to three assistant kitchen managers. On average, general managers have about five years' experience with the Company. The Company also employs regional managers and may be required to add additional supervisory people as the chain expands. As the Company adds new restaurants, its future success may depend in part on its ability to continue to attract and train capable additional managers. The Company also anticipates that the opening of additional restaurants including at hotel sites in the United States will require a commensurate increase in employees. The Company does not expect a proportionate increase in the number of corporate or administrative personnel.

         Restaurant managers, many of whom have moved up through the ranks, are required to complete a training program during which they are instructed in areas including food quality and preparations, customer service, alcohol service, liquor liability avoidance and employee relations. The Company believes its training programs for managers and other employees are comparable to the training provided for managers and other employees at substantially larger restaurant chains. Restaurant managers are also provided with operations manuals relating to food and beverage standards and other expectations of restaurant operations. Management has made a conscious commitment to provide customer service of the highest standards. In addition to evaluations made by the customers, the Company uses a "designated customer" quality control program to independently monitor service and operations. "Designated customers" are independent people who test the standards of food, beverage and service as customers of the restaurant without the knowledge of management or staff. Done on a periodic basis, their findings are reported to corporate management. Efficient, attentive and friendly service is integral to the Company's overall concept. Any new employee at all functional levels is closely supervised after his or her on-the-job training. Management regularly solicits employee suggestions concerning operations, and endeavors to be responsive to employee concerns.

         The Company believes its commitment to employee morale is also critical to its long-term success. The Company has compiled an excellent record of employee retention at all levels of management. The average tenure of a restaurant general manager in the Elephant & Castle chain is seven years. The Company considers the quality of its employee interaction with customers to be an important element of its business strategy.

ITEM 2            PROPERTIES

PROPERTIES

         Other than the hotel and campus restaurants discussed separately below, the Company currently operates twelve mall based restaurants. All of such facilities are leased properties. The following table provides opening date, square footage and indoor seating capacity information with respect to each of the mall based restaurants currently in operation:

                                                                                                  Indoor
City                            Mall                Opening Date               Square Feet      Seating(a)
----                            ----                ------------               -----------      ----------
Regina, Sask.              Cornwall Center            Aug. 1981                    5,375           220
Thunder Bay, Ont.          Intercity                  Sep. 1982                    5,947           225
Ottawa, Ont.               Rideau Center              Mar. 1983                    7,119           280
London, Ont.               Galleria                   Sep. 1983                    6,000           240
West Edm., Alb.            West Edmonton              Jul. 1988                    6,500           245
Edmonton, Alb.             Eaton Center               Sep. 1988                    5,939           225
Victoria, B.C.             Eaton Center               Jun. 1989                    5,640           225
Bellingham, WA             Bellis Fair                May  1990                    5,200           220
Saskatoon, Sask.           Midtown Plaza              Oct. 1990                    5,815           225
Calgary, Alb.              Eaton Center               Dec. 1990                    5,851           225
Surrey, B.C.               Guildford Town             May  1992                    4,835           200
Bloomington, MN            Mall of America            Oct. 1996                    6,750           280


(a) Outdoor/patio seating is available at a number of the locations, but only on a limited seasonal basis.

         All of the restaurants are located on leased sites. The Company owns the furnishings, fixtures and equipment in each of its mall based restaurants. Existing restaurant leases have expirations ranging from through 2017 (including existing renewal options). The Company does not anticipate any difficulties renewing its existing leases as they expire. Mall leases typically provide for fixed rent plus payment of certain escalations and operating expenses, against a percentage at restaurant sales.

         The Company's hotel restaurant leases are more typically focused on a percentage of restaurant sales against only a minimum base rental. Thus, while the Company's aggregate annual minimum rent continues to increase, such rent per facility and per square foot controlled by the Company is declining.

         The Company's facilities at the Holiday Inns and other non-mall locations are occupied on the following basis:

Holiday Inn                Opening Date     Square Ft.     Indoor Seating
-----------                ------------     ----------     --------------
Winnipeg                   May 1994           4,300              180
Philadelphia               February 1995      7,900              310
San Diego                  July 1996          7,500              300

Other Locations
"Rosie's"
  (Vancouver)              August, 1995       5,500              200
BCIT (Burnaby,
  B.C.)                    September, 1995    4,500              300
Toronto
 Entertainment
 District                  October, 1996      9,200              330

         The following table sets forth, for all restaurants by location, the earliest expiration date of the leases and the minimum annual rent:

                                             Earliest
Location                                 Expiration Date          Minimum Annual Rent
--------                                 ---------------          -------------------
Vancouver Pacific Center              1997 (Exp.2/97) CDN             $    15,068
Thunder Bay Intercity                 1997                                 80,000
London Galleria                       1997                                107,888
Regina Cornwall Center                1998                                 75,000
Ottawa Rideau Center                  1998                                165,000
BCIT, Burnaby, B.C.                   2000                                140,000
Edmonton Eaton Center                 2001                                108,816
Minneapolis, Mall of America          2002                                258,892
West Edmonton Mall                    2003                                130,000

                                             Earliest
Location                                 Expiration Date          Minimum Annual Rent
--------                                 ---------------          -------------------
Victoria Eaton Center                 2004                                141,000
Winnipeg, Holiday Inn                 2004                                 60,000
Saskatoon Midtown Plaza               2005                                150,120
Bellingham Bellis Fair                2005                                106,186
Rosie's, Rosedale                     2005                                 60,000
Philadelphia, Holiday Inn             2005                                132,434
Calgary Eaton Center                  2005                                 93,616
San Diego, Holiday Inn                2006                                 82,200
Surrey, Guilford                      2007                                149,195
Toronto Entertainment                 2011                                 92,000

         Total:                                                    CDN $2,147,414
                                                                       ==========

Sarnia Location

         In 1988, the Company sold an existing restaurant located in Sarnia, Ontario to the general manager of that facility, who had been a long-time employee. The general manager agreed to pay the Company $600,000 for the restaurant and delivered notes to the Company for such amount. The Company owned and continued to maintain key-man insurance on the life of the general manager in the amount of $600,000. During 1989, the general manager became ill and subsequently defaulted on the balance of the notes then owed to the Company ($570,000). In 1990, the general manager died and the Company received the $600,000 proceeds from the life insurance policy.

         Since the general manager's death, The Elephant and Castle Canada Inc. has operated the Sarnia location for the benefit of the estate of the former general manager without remuneration, but with all of its costs of operation being reimbursed. The lease on the Sarnia location expires in 1998. The Company is a guarantor of the lease. The Registrant does not intent to renew the Sarnia lease.


ITEM 3            LEGAL PROCEEDINGS

         From time to time lawsuits are filed against the Company in the ordinary course of business. Except as set forth below, the Company is not a party to any litigation which would have a material adverse effect on the Company or its business and is not aware of any such threatened litigation.

         In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ministry of Revenue, Ontario, regarding a construction allowance received in 1984 from the landlord for its former Sarnia location. The reassessment has been under appeal since 1989. The amount of tax reassessed was CDN $209,000. Including interest accrued to date, the total amount in dispute as of December 31, 1996 was approximately CDN $ 697,000.

Shilo Litigation

         In late 1992, the Company obtained the right to operate all of the food and beverage services at the Shilo Hotel & Resort complex in Yuma, Arizona. In addition, on July 1, 1993, the Company added the food and beverage operations at a second Shilo Hotel in Pomona, California. The style and menu at the Shilo Hotels was significantly different from that followed at the traditional Elephant & Castle restaurants, or any others which have followed. The Company's experience at the Shilo Hotels and with the management thereof was negative, resulting in termination and closing of those restaurants during 1995.

         The Registrant was a party to two ten (10) year lease agreements with Shilo Hotels ("Shilo") relating to facilities located at Yuma, Arizona and Pomona, California respectively. After a breakdown in the business relationship between the parties, Shilo asserted legal claims against the Company, and commenced a litigation, still pending, in the Superior Court, State of Arizona, County of Yuma, in which the Company is represented by A. James Clark, Esq., Clark & Carter, Yuma, Arizona and other counsel. In the action, Shilo seeks unspecified general and special damages for alleged breaches of the lease agreements at Yuma and Pomona. In the opinion of management, the Registrant has potential valid defenses and mitigation of damage claims against Shilo, as well as properly stated counterclaims. A Motion for Summary Judgment by Shilo on the Yuma lease was denied in 1996, and a similar Motion on the Pomona lease has been deferred.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5            MARKET FOR COMMON STOCK AND RELATED MATTERS

         The Company's Common Stock is, and has been since June 29, 1993, traded on NASDAQ - small cap market. The symbol for the Company's Common Stock is PUBSF. There was no public market for the Company's Common Stock prior to June 29, 1993.

         The range of high and low sales prices for the Common Stock from January 1, 1995, to date has been:

                                High Sales      Low Sales
                                  Price           Price
                                  -----           -----
First Quarter of 1996:            $7.125         $4.03125
Second Quarter of 1996:           $7.625         $5.25
Third Quarter of 1996:            $8.00          $5.5625
Fourth Quarter of 1996:           $8.50          $5.875

First Quarter of 1995:            $9.375         $7.875
Second Quarter of 1995:           $9.50          $8.50
Third Quarter of 1995:            $10.25         $8.625
Fourth Quarter of 1995:           $11.25         $5.00

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Twelve Months ended December 31, 1996 vs. December 31, 1995

Net Income

For the year ended December 31, 1996, the Company's net loss was CDN $1,173,918 compared to net loss of CDN $1,578,167 for the corresponding period in 1995. The 1995 figure included a one-time reserve of CDN $900,000 for closing costs and anticipated legal disputes related to the closure of three locations during the year. Loss per share was CDN ($0.44), compared to CDN ($0.63), (CDN ($0.27) excluding the reserve).

Sales

Sales increased 13.7% during the twelve months ended December 31, 1996 to CDN $29,283,950 from CDN $25,764,339 for the comparable period in 1995. The Company opened three new locations during 1996, at the 600 room Holiday Inn on the Bay in San Diego, California (opened July 2, 1996), in the Mall of America in Minneapolis, Minnesota (acquired October 8, 1996), and in the entertainment district of downtown Toronto (opened October 21, 1996). During 1995, the Company opened three new locations (Philadelphia, PA, Vancouver, BC, and Burnaby, BC) and also closed three pre-existing locations, two of which were non-branded operations located at Shilo Inns in Yuma, Arizona and Pomona, California.

For the twelve Canadian operations open throughout both periods, sales for the twelve months ended December 31, 1996 totaled CDN $17,128,822 and were down 0.5% compared to the corresponding period for 1995.

For the one U.S. operation open throughout both periods, sales for the twelve months ended December 31, 1996 totaled US $980,025 and were up 7.1% compared to the corresponding period for 1995.

For the Philadelphia Holiday Inn location, 1996 sales totaled US $2,897,937 which significantly exceeded expectations. The new Vancouver locations sales for 1996 were CDN $2,830,411, which also significantly exceeded expectations. The new Burnaby location's sales were somewhat under expectations as the hours of operation were scaled back from initial plans. The new San Diego location's sales annualize at US $2,100,000, which is slightly less than initial expectations. The acquired Minneapolis location continues to experience sales increases over comparable months under the previous ownership, and is meeting revenue expectations. The new Toronto location's sales have consistently exceeded expectations during the first three months of operation.

Costs and Expenses

         Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, increased to 30.2% for the twelve months ended December 31, 1996 compared to 29.6% for the corresponding period in 1995. The majority of the increase was in food costs percentages, where continued reluctance in consumer spending placed pressure on margins. The Company continues to review all purchasing procedures, recipes and menus in order to control overall food and beverage cost percentages.

         Labour and Benefit Costs

Labour and benefit costs decreased slightly from 33.0% of sales in 1995 to 32.8% for the current period. The Company continues to review staff scheduling procedures with the goal of controlling future labour costs as a percentage of sales.

         Occupancy and Other Operating Costs

Occupancy and other operating expenses increased marginally as a percentage of sales from 26.1% in 1995 to 26.2% for the current period. There are two largely offsetting components to this change in percentage. Firstly, the lease arrangements at the new locations have resulted in an overall decrease in occupancy costs as a percentage of sales from 15.8% in 1995 to 15.0% in 1996.

Offsetting this is an overall increase in other net operating expenses. The Company's newest facilities and hotel restaurant arrangements are aimed at driving down occupancy and other operating costs as a percentage of sales.

         Depreciation and Amortization

Depreciation and amortization costs increased to 5.3% of sales for the current period from 4.8% last year. The increase is attributable to depreciation on the new locations plus the amortization of pre-opening costs at the new locations. Amortization of pre-opening costs was CDN $401,423 in 1996, compared to CDN $344,289 in 1995.

         General and Administrative

General and administrative expenses decreased from 8.9% of sales in 1995 to 8.3% in the current period. The 1995 figure included a one-time write-off of CDN $141,722. Excluding the one-time write-off, the general and administrative expense percentage remained constant. The Company believes its general and administrative expense percentage can be brought down to under 7.0% through a combinations of expense reductions and adding new stores without incurring proportionate general and administrative expenses. With this in mind, all such costs are under review and being reduced or eliminated wherever practical.

         Interest on Long Term Debt

In December, 1995 the Company completed a financing with a major U.S. based pension money manager, General Electric Investment Private Placement Partners II, which added US $3,000,000 in subordinated convertible notes to the Company's long term debt. As a result, interest on long term debt increased from CDN $84,691 to CDN $334,356. In February, 1997 the Company completed an additional US $2,000,000 financing with the same pension money manager and, as a result, interest on long term debt will be significantly higher in 1997.

(Loss) before Taxes

The Company incurred a loss before income taxes, of CDN ($1,173,918) for the 1996 period compared to a loss of CDN ($681,955) for the 1995 period. As discussed above, increased food, beverage and depreciation costs, plus interest on long term debt related to the US $3,000,000 subordinated convertible notes incurred in December, 1995, had a negative impact on earnings. Management believes that the build out of additional hotel-based restaurants and other properties with fixed occupancy costs together with the disposition of older mall based properties, if successfully consummated, will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred losses in each of 1996 and 1995 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future years.

Liquidity and Capital Resources

The Company's cash balances at the end of the 1996 period were CDN $801,032. This compares to a cash balance of CDN $5,031,078 at the end of the 1995 period.

Capital expenditures were CDN $3,291,740 for the 1996 period, primarily for construction of the new San Diego and Toronto locations. The Company also acquired Alamo Grill, Inc., a profitable steak-house concept restaurant operating in the Mall of America in Minneapolis, Minnesota in 1996 for US $536,000 cash and US $1,000,000 stock. This gives the Company a third "brand" to offer for potential expansion locations.

Changes in non-cash working capital items resulted in a net use of funds of CDN $181,783 on the twelve months ended December 31, 1996 compared to a source of funds of CDN $808,769 in the comparable period for 1995. The principal usage s in 1996 were in deposits and prepaid expenses, inventory and accounts receivable, offset by an increase in accounts payable.

In February, 1997 the Company completed a financing with a major U.S. based pension money manager, GEIPPP II for US $2,000,000 in convertible subordinated notes. This was the second tranche of financing agreement signed in 1995, and there are up to US $4,000,000 additional notes available, subject to certain conditions.

The Company plans to use the US $2,000,000 to pay for construction of new locations in Boston, MA and Seattle, WA. The Boston location will be in a new Club Quarters hotel currently under construction in the heart of Boston's financial district. The Seattle location will be in the recently opened Cavanaugh's Inn in Seattle's downtown entertainment section. Both are expected to open in summer, 1997.

The Company has signed a Letter of Intent with Rainforest Cafe, Inc. to form a joint venture to develop Rainforest restaurants in Canada. The Company estimates its potential capital requirements for the project will be between CDN $10 to 15 million. The Company will need to arrange additional financing in order to meets these capital requirements and anticipates it will be successful in raising the necessary funds.


Twelve Months Ended December 31, 1995 vs. December 31, 1994

Net Income

For the year ended December 31, 1995, the Company's net loss was CDN $1,581,955 compared to net income of CDN $213,166 for the corresponding period in 1994. The 1995 figure includes a one-time reserve of CDN $900,000 for the closing costs and anticipated legal disputes related to the closure of three locations during the year. Loss per share was CDN ($0.63), (CDN ($0.27) excluding the reserve), compared to income per share of CDN $0.09 per share in 1994.

Sales

Sales increased 1.4% during the twelve months ended December 31, 1995 to CDN $25,764,339 from CDN $25,414,275 for the comparable period in 1994. The Company opened three new locations during 1995, at the 445 room Holiday Inn Select in Philadelphia, Pennsylvania (opened February 28, 1995), at the 275 room Rosedale on Robson All Suite Hotel in Vancouver, B.C. (opened August 8, 1995) and on the campus of the 18,000 student British Columbia Institute of Technology in Burnaby, B.C. (opened September 23, 1995). The Company also closed three locations during 1995, the 240 seat Elephant & Castle in Toronto, Ontario (closed July 1, 1995) and two non-branded operations located at Shilo Inns in Yuma, Arizona (closed March 29, 1995) and Pomona, California (closed June 20,
1995). During 1994, the Company opened one new pub/restaurant in the 400 room Crowne Plaza Downtown in Winnipeg, Manitoba (opened May 18, 1994). There were no closings in 1994.

For the eleven Canadian operations open throughout both periods, sales for the twelve months ended December 31, 1995 totaled CDN $17,214,303 and were up 1.2% compared to the corresponding period for 1994, reflecting continued cautiousness on the part of the Canadian customers as related to the economy.

For the one U.S. operation open throughout both periods, sales for the twelve months ended December 31, 1995 totaled US $914,693 and were down 6.1% compared to the corresponding period for 1994. This location relies heavily on cross-border shopping by Canadians and the sales decline reflects the relative low value of the Canadian dollar versus the U.S. dollar and also the continued cautiousness on the part of Canadian consumers.

For the new Winnipeg Holiday Inn Location, 1995 sales totaled CDN $2,423,542 which far exceeds the average sales of CDN $1,342,500 for mall-based locations, and continue to grow. The new Philadelphia location's sales annualize at US $2,400,000, which is in line with expectations. The new Rosedale location's sales were CDN $961,728 for less than five month's activity, and continue to meet expectations. The Burnaby location operates on limited hours to reflect student demands, and sales are in line with expectations.

Costs and Expenses

         Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, increased marginally to 29.6% for the twelve months ended December 31, 1995 compared to 29.4% for the corresponding period in 1994. The reluctance in consumer spending added pressure to margins during 1995. The Company continues to review all purchasing procedures, recipes and menus in order to bring down the overall food and beverage cost percentage.

         Labour and Benefit Expenses

Labour costs increased from 31.6% of sales in 1994 to 33.0% for the current period. The increase in the percentage was attributable to increases in minimum wages (up to CDN $7.00 per hour) in most Canadian locations, plus the difficulty in reducing labour relative to sales decreases at locations already operating at minimal staff levels. The Company is reviewing staff scheduling procedures with the goal to bring 1996 labour percentages to below those of 1994.

         Occupancy and Other Operating Expenses

Occupancy and other expenses decreased as a percentage of sales from 28.9% in 1994 to 26.1% for the current period. This decrease is primarily attributable to two factors. Firstly, the lease arrangements and higher than average sales volumes (compared to other operations) at the new locations allow these locations to operate at lower than average expense percentages. Secondly, the continued expansion of video lottery terminals at several locations has generated income that is recorded for presentation purposes as an offset to other expenses. 1995 is the second consecutive year the Occupancy and Other Operating Expenses percentage has dropped, reflecting the positive results of the Company's switch in focus away from mall-based locations.

         Depreciation and Amortization

Depreciation and amortization costs increased to 4.8% of sales for the current period from 2.7% last year. The increase is attributable to depreciation on the new locations plus the amortization of pre-opening costs at the new locations. Amortization of pre-opening costs was CDN $344,289 in 1995, compared to CDN $70,928 in 1994.

         General and Administrative

General and administrative expenses increased from 6.4% of sales in 1994 to 8.9% in 1995. The increase is attributable to numerous factors including the write-off of CDN $141,722 in expenses related to development of a restaurant in San Francisco which was terminated in February, 1996; increases in legal, travel, meeting and promotional costs; plus a major increase in occupancy costs for the Company's head office. All such costs are under review, with the goal to bring the General and Administrative expense percentage back to industry standards. With this in mind, the Company anticipates relocating its corporate headquarters in 1996 to a location with lower occupancy costs.

         Interest on Long Term Debt

During the 1994 period, the Company had virtually no long term debt and had cash reserves invested in interest bearing accounts. During 1995, the Company incurred CDN $1,100,000 in long term debt in order to construct its new locations, and in December, 1995 completed a financing with a U.S. based limited GEIPPP II. GEIPPP II acquired US $3,000,000 in subordinated convertible notes to the Company's long term debt in December of 1995. As a result, interest on long term debt increased from CDN $66,516 in 1994 to CDN 84,691 in 1995 and will be significantly higher in 1996. Cash balances not immediately required are invested in premium grade money market instruments.

(Loss) Income Before Taxes

The Company incurred a loss from operations, before income taxes, of CDN ($681,955) for the 1995 period compared to income of CDN $213,166 for the 1994 period. As discussed above, increased food, beverage and labour costs, plus amortization of pre-opening costs for new operations (up CDN $273,361 over 1994), combined with decreased same store sales, had a negative impact on earnings. Management is reviewing all areas of operations to reverse the cost increases and the sales decreases.

Income Taxes

The Company incurred a loss in 1995 and therefore has no tax liability. The Company's effective tax rate for 1994 was also zero, due to the deductibility for tax purposes of a portion of the costs associated with its 1993 public offering. The Company's effective tax rate will continue to be reduced for the next two years for this reason. The impact of this reduction as a percentage of sales is dependent upon earnings and cannot be predicted in advance.

Provision for Closing Costs

During 1995, the Company closed three locations. A one-time provision of CDN $900,000 was taken during 1995 to provide for the costs of closing these locations, and to provide for possible disputes arising from these closings. To date, the costs of the closings total approximately CDN $375,000. The remaining CDN $525,000 is a provision against future costs and disputes.

Twelve Months ended December 31, 1995 vs. December 31, 1994

         Net Income

For the year ended December 31, 1995, the Company's net loss was CDN $1,581,955 compared to net income of CDN $213,166 for the corresponding period in 1994. The 1995 figure includes a one-time reserve of CDN $900,000 for closing costs and anticipated legal disputes related to the closure of three locations during the year. Loss per share was CDN ($0.63), (CDN ($0.27) excluding the reserve), compared to income per share of CDN $.09 per share in 1994.

         Sales

Sales increased 1.4% during the twelve months ended December 31, 1995 to CDN $25,764,339 from CDN $25,414,275 for the comparable period on 1994. The Company opened three new locations during 1995, at the 445 room Holiday Inn Select in Philadelphia, Pennsylvania (opened February 28, 1995), at the 275 room Rosedale on Robson All Suite Hotel in Vancouver B.C. (opened August 8, 1995) and on the campus of the 18,000 student campus of the British Columbia Institute of Technology Burnaby, B.C. (opened September 23, 1995). The Company also closed three locations during 1995, the 240 seat Elephant & Castle in Toronto, Ontario (closed July 1, 1995) and two non-branded operations located at Shilo Inns in Yuma, Arizona (closed March 29, 1995) and Pomona, California (closed June 20,
1995). During 1994, the Company opened one new pub/restaurant in the 400 room Crowne Plaza Downtown in Winnipeg, Manitoba (opened May 18, 1994). There were no closings during 1994.

For the eleven Canadian operations opened throughout both periods, sales for the twelve months ended December 31, 1995 totaled US $914,693 and were down 6.1% compared top the corresponding period for 1994, reflecting continued cautiousness on the part of the Canadian customers as related to the economy.

For the one U.S. operation open throughout both periods, sales for the twelve months ended December 31, 1995 totaled US $914,693 and were down 6.1% compared to the corresponding period for 1994. This location relies heavily on cross-border shopping by Canadians and the sales decline reflects the relative low value of the Canadian dollar versus the U.S. dollar and also the continued cautiousness on the part of Canadian consumers.

For the new Winnipeg Holiday Inn location, 1995 sales totaled CDN $2,423,542 which far exceeds the average sales of CDN $1,342.500 for mall-based locations, and continue to grow. The new Philadelphia location's sales annualize at U.S. $2,400,000, which is in line with expectations. The new Rosedale location sales were $961,728 for less than five month's sales, and continue to meet expectations. The Burnaby location operates on limited hours to reflect student demands, and sales are in line with expectations.

         Costs and Expenses

Overall, food and beverage costs, as a percentage of sales, increased marginally to 29.6% for the twelve months ended December 31, 1995 compared you 29.4% for the corresponding period in 1994. The reluctance in consumer speeding added pressure to margins during 1995. The Company continues to review all purchasing procedures, recipes and menus in order to bring down the overall food and beverage cost percentage.

         Labor and Benefit Expenses

Labor costs increased from 31.6% of sales in 1994 to 33.0% for the current period. The increase in the percentage was attributable to increases in minimum wages (up to CDN $7.00 per hour) in most Canadian locations, plus the difficulty in reducing labor relative to sales decreases at locations already operating at minimal staff levels. The Company is reviewing staff scheduling procedures with the goal to bring 1996 labor percentages to below those of 1994.

         Occupancy and Other Operating Expenses

Occupancy and other expenses decreased as a percentage of sales from 28.9% in 1994 to 26.1% for the current period. This decrease is primarily attributable to two factors. Firstly, the lease arrangements and higher than average sales volumes (compared to other operations), at the new locations allow these locations to operate at lower than average expense percentages. Secondly, the continued expansion of video lottery terminals at several locations has generated income that is recorded for presentation purposes as am offset to other expenses. 1995 is the second consecutive year the Occupancy and Other Operating Expenses percentage has dropped, reflecting the positive results of the Company's switch in focus away from mall-based locations.

         Depreciation and Amortization

Depreciation and amortization costs increased to 4.8% of sales for the current period from 2.7% last year. The increase is attributable to depreciation on the new locations plus the amortization of pre-opening costs at the new locations. Amortization of pre-opening costs was CDN $344,289 in 1995, compared to CDN $70,928 in 1994.

         General and Administrative

General and administrative expenses increased from 6.4% of sales in 1995. The increase is attributable to numerous factors including the write-off of CDN $141,722 in expenses related to development of a restaurant in San Francisco which was terminated in February 1996; increases in legal, travel, meeting and promotional costs; plus a major increase in occupancy costs for the Company's head office. All such costs are under review, with the goal to bring the General and Administrative expense percentage back to industry standards.

         Interest on Long Term Debt

During the 1994 period, the Company had virtually no long term debt and had cash reserves invested in interest bearing accounts. During 1995, the Company incurred CDN $1,100,000 in long ter, debt in order to construct its new locations, and in December, 1995 completed a financing with a U.S. based limited partnership, GEIPPP, II, which added an additional U.S. $3,000,000 in subordinated convertible notes to the Company's long term debt. As a result, interest on long term debt increased from CDN $66,516 in 1994 to CDN $84,691 in 1995 and will be significantly higher in 1996. Cash balances not immediately required are invested in premium grade money market instruments.

         (Loss) Income Before Taxes

The Company incurred a loss from operations, before income taxes, of CDN ($681,955) for the 1995 period compared to income of CDN $213,166 for the 1994 period. As discussed above, increased food, beverage and labor costs, plus the amortization of pre-opening costs for new operations (up CDN $273,361 over 1994), combined with decreased same store sales, had a negative impact on earnings. Management is reviewing all areas of operations to reverse the cost increases and the sales increases.

         Income Taxes

The Company incurred a loss in 1995 and therefore has no tax liability. The Company's effective tax rate for 1994 was also zero, due to the deductibility for tax purposes of a portion of the costs associated with its 1993 public offering. The Company's effective tax rate will continue to be reduced for the next two years for this reason. The impact of this reduction as a percentage of sales is dependent upon earnings and cannot be predicted in advance.

         Provision for Closing Costs

During 1995, the Company closed three locations. A one-time provision of CDN $900,000 was taken during 1995 to provide for the costs of closing these locations, and to provide for possible disputes arising from these closings. To date, the costs of the closings total approximately CDN $375,000. The remaining CDN $525,000 is a provision against future costs and disputes.

ITEM 7            FINANCIAL STATEMENTS

The  Company's   consolidated   financial  statements  and  the  report  of  the
independent accountants thereon appear beginning at page F-2. See index to consolidated Financial Statements on page F-1.

ITEM 8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.  Not applicable.

ELEPHANT & CASTLE GROUP INC.


Consolidated Financial Statements
December 31, 1996
(Canadian Dollars)






         INDEX

         Auditors' Report to the Shareholders

         Consolidated Financial Statements

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statements of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Elephant & Castle Group Inc. as at December 31, 1996 and 1995 and the consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada which do not differ in any material respects from auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in accordance with generally accepted accounting principles in Canada applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States and are discussed in Note 17 to the consolidated financial statements.

Pannell Kerr Forster
Chartered Accountants

Vancouver, Canada
April 10, 1997


COMMENTS BY AUDITORS FOR U.S. READERS
ON CANADA-U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph following the opinion paragraph when the consolidated financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at December 31, 1996 and 1995 and as described in Note 10 of the consolidated financial statements. Our report to the shareholders dated April 10, 1997 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the consolidated financial statements.



Pannell Kerr Forster
Chartered Accountants

Vancouver, Canada
April 10, 1997

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
December 31
(Canadian Dollars)
                                                                     1996           1995
                                                                 -----------    -----------
Assets (note 8)
Current
  Cash and term deposits ....................................    $   801,032    $ 5,031,758
  Accounts receivable .......................................        662,569        540,749
  Inventory .................................................        649,933        501,699
  Deposits and prepaid expenses .............................        611,205        359,355
                                                                 -----------    -----------
                                                                   2,724,739      6,433,561
Fixed (notes 3 and 7) .......................................     10,915,251      8,798,738
Goodwill (note 5) ...........................................      2,016,775              0
Other (note 4) ..............................................      1,110,305        655,801
                                                                 -----------    -----------

                                                                 $16,767,070    $15,888,100
                                                                 ===========    ===========
Liabilities
Current
  Accounts payable and accrued liabilities (note 6) .........    $ 3,480,888    $ 3,090,167
  Current portion of obligation under capital leases (note 7)         18,184         71,382
  Current portion of long-term debt (note 8) ................        541,763        451,173
                                                                 -----------    -----------
                                                                   4,040,835      3,612,722
Obligation Under Capital Leases (note 7) ....................          3,227         23,899
Long-Term Debt (note 8) .....................................      4,794,910      4,933,341
Deferred Income Tax .........................................        231,000        231,000
                                                                 -----------    -----------
                                                                   9,069,972      8,800,962
                                                                 -----------    -----------
Shareholders' Equity
Capital Stock (note 9)
  Authorized
      10,000,000      Common shares without par value
  Issued
       2,822,225      (1995 - 2,604,611) Common shares.......      9,875,943      8,092,065
Deficit......................................................     (2,178,845)    (1,004,927)
                                                                 -----------    -----------
                                                                   7,697,098      7,087,138
                                                                 -----------    -----------

                                                                 $16,767,070    $15,888,100
                                                                 ===========    ===========
Contingencies and Commitments (notes 10 and 11)

Approved on behalf of the Board

Director                                                           Director
J.M. Barnett                                                       P. J. Barnett

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Income
Years Ended December 31
(Canadian Dollars)


                                                           1996             1995             1994
                                                      ------------     ------------     ------------
Sales ............................................    $ 29,283,950     $ 25,764,339     $ 25,414,275
                                                      ------------     ------------     ------------
Restaurant Expenses
  Food and beverage ..............................       8,852,677        7,622,183        7,470,248
  Operating
         Labour ..................................       9,611,587        8,511,442        8,042,819
         Occupancy and other .....................       7,679,699        6,716,129        7,334,993
  Depreciation and amortization ..................       1,553,054        1,223,934          673,756
                                                      ------------     ------------     ------------

                                                        27,697,017       24,073,688       23,521,816
                                                      ------------     ------------     ------------
Income from Restaurant
  Operations .....................................       1,586,933        1,690,651        1,892,459
                                                      ------------     ------------     ------------

General and Administrative Expenses ..............       2,426,495        2,284,127        1,621,836
Interest on Long-Term Debt .......................         334,356           84,691           66,516
                                                      ------------     ------------     ------------

                                                         2,760,851        2,368,818        1,688,352
                                                      ------------     ------------     ------------

Income (Loss) Before Income Tax and Other Items ..      (1,173,918)        (678,167)         204,107
                                                      ------------     ------------     ------------

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Income (continued)
Years Ended December 31
(Canadian Dollars)


                                                           1996             1995             1994
                                                      ------------     ------------     ------------

Income Tax (note 13)
  Current ........................................               0                0           54,000
  Income tax reduction arising from utilization of
      loss carry forwards ........................               0                0          (54,000)
                                                      ------------     ------------     ------------

                                                                 0                0                0
                                                      ------------     ------------     ------------

Income (Loss) Before Other Items .................      (1,173,918)        (678,167)         204,107
Other Items (note 12) ............................               0         (900,000)               0

Net Income (Loss) For Year .......................    $ (1,173,918     $ (1,578,167     $    204,107
                                                      ============     ============     ============

Earnings (Loss) Per Common Share
  Before other items .............................    $      (0.44)    $      (0.27)    $       0.09
  Including other items ..........................           (0.44)    $      (0.63)    $       0.09
                                                      ------------     ------------     ------------

Weighted Average Number of Shares Outstanding ....       2,682,533        2,502,759        2,440,583
                                                      ============     ============     ============


See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity
Years Ended December 31
(Canadian Dollars)


                                                                                                     Total
                                                                                  Retained       Shareholders'
                                                         Common Shares            Earnings          Equity
                                                      Number        Amount        (Deficit)        (Deficit)
                                                    ---------    -----------     -----------     -----------
Balance, December 31, 1993 ...................      2,430,000    $ 6,770,686     $   369,133     $ 7,139,819
      Issue of shares ........................         63,500        412,979               0         412,979
      Less:  Unpaid shares ...................              0       (411,000)              0        (411,000)
      Net income .............................              0              0         204,107         204,107
                                                    ---------    -----------     -----------     -----------

Balance, December 31, 1994 ...................      2,493,500      6,772,665         573,240       7,345,905
      Issue of shares, net ...................        111,111      1,319,400               0       1,319,400
      Net loss ...............................              0              0      (1,578,167)     (1,578,167)
                                                    ---------    -----------     -----------     -----------

Balance,
  December 31, 1995 ..........................      2,604,611      8,092,065      (1,004,927)      7,087,138
      Issue of shares
        For interest (note 8) ................         70,555        413,878               0         413,878
        For acquisition of subsidiary (note 5)        147,059      1,370,000               0       1,370,000
      Net loss ...............................              0              0      (1,173,918)     (1,173,918)
                                                    ---------    -----------     -----------     -----------

Balance, December 31, 1996 ...................      2,822,225    $ 9,875,943     $(2,178,845     $ 7,697,098
                                                    =========    ===========     ===========     ===========




See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
Years Ended December 31
(Canadian Dollars)
                                                   1996            1995            1994
                                               -----------     -----------     -----------
Cash Provided By Operating Activities
  Net income (loss) .......................    $(1,173,918     $(1,578,167     $   204,107
  Items not involving cash
      Depreciation and amortization .......      1,553,054       1,223,934         673,756
      Deferred finance charges amortization        184,655               0               0
      Deferred income tax .................              0        (100,000)              0
      Loss on disposal of fixed assets ....          1,531         282,391          10,352
                                               -----------     -----------     -----------
                                                   565,322        (171,842)        888,215
                                               -----------     -----------     -----------

Changes in Non-Cash Working Capital
  Accounts receivable .....................       (121,820)       (162,895)         23,545
  Inventory ...............................       (148,234)          6,317         (37,565)
  Deposits and prepaid expenses ...........       (251,850)        191,803        (118,524)
  Accounts payable and accrued liabilities         390,721         773,544         216,692
                                               -----------     -----------     -----------
                                                  (131,183)        808,769          84,148
                                               -----------     -----------     -----------
                                                   434,139         636,927         972,363
                                               -----------     -----------     -----------

Investing Activities
  Acquisition of fixed assets .............     (3,291,740)     (3,216,156)     (1,382,219)
  Goodwill, net of non-cash consideration .       (646,775)              0               0
  Acquisition of other assets .............       (608,543)       (385,769)       (423,324)
  Cash surrender value of life insurance ..         45,000          45,000          45,000
  Acquisition of trademark ................         (6,850)         (6,850)              0
                                               -----------     -----------     -----------
                                                (4,508,908)     (3,563,775)     (1,760,543)
                                               -----------     -----------     -----------

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
Years Ended December 31
(Canadian Dollars)
                                                   1996            1995            1994
                                               -----------     -----------     -----------
Financing Activities
  Deferred finance charges ................        (34,246)       (200,788)              0
  Obligation under capital leases .........        (73,870)        (39,553)        (46,447)
  Proceeds from long-term debt ............              0       5,233,992               0
  Repayment of long-term debt .............        (47,841)        (50,097)        (52,556)
  Issuance of shares for cash .............              0       1,319,400           1,979
                                               -----------     -----------     -----------
                                                  (155,957)      6,262,954         (97,024)
                                               -----------     -----------     -----------

Increase (Decrease) in Cash ...............     (4,230,726)      3,336,106        (885,204)
Cash and Term Deposits, Beginning of Year .      5,031,758       1,695,652       2,580,856
                                               -----------     -----------     -----------

Cash and Term Deposits, End of Year .......    $   801,032     $ 5,031,758     $ 1,695,652
                                               ===========     ===========     ===========



See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
1.       BASIS OF PRESENTATION

         These financial statements include the accounts of Elephant & Castle Group Inc. and its wholly-owned subsidiaries

         (a) The Elephant and Castle Canada Inc. ("the Canadian subsidiary") which owns and operates English style restaurants across Canada under the name "The Elephant & Castle Restaurant and Pub", an upscale coffee bar under the name "E & C Express", and a New York style deli under the name "Rosie's".

         (b) Elephant & Castle Inc. ("the U.S. subsidiary" incorporated in Texas) which owns and operates English style restaurants in Washington, Pennsylvania and California.

         (c) Alamo Grill, Inc. ("Alamo" incorporated in Indiana) which owns and operates a red meat steak house at the Mall of America, Bloomington, Minnesota.

         All significant inter-company balances and transactions are eliminated.

         These consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles and all figures are in Canadian dollars unless otherwise stated. Canadian generally accepted accounting principles differ in certain respects from accounting principles generally accepted in the United States. The significant differences and the approximate related effect on the consolidated financial statements are set forth in Note 17.

         Certain of the comparative figures have been reclassified in order to conform with the current year's presentation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         (a)      Inventory

                  Inventory consists of food and beverages and is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method.

         (b)      Fixed assets

                  Fixed assets are recorded at cost and are depreciated annually as follows:

                      Furniture and fixtures    -   10% straight-line method
                      Point of sale hardware    -   10% straight-line method
                      Computer software         -   20% straight-line method
                      Automobile                -   20% straight-line method

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

                  Improvements to leased premises and property under capital leases are being amortized on the straight-line method over the term of the lease plus the first renewal option. For locations opened subsequent to January 1, 1993, such improvements are being amortized on a straight-line basis over the term of the lease.

                  China,   glassware  and  cutlery  are  not   depreciated   and
                  replacements are charged directly to operations.

         (c)      Goodwill

                  Goodwill is recorded at cost and amortization is calculated on a straight-line basis over 40 years commencing in the year following the year of acquisition.

         (d)      Pre-opening costs

                  Pre-opening costs represent amounts incurred to open new locations. These costs are amortized on a straight-line basis over 12 months.

         (e)      Foreign currency translation

                  Amounts recorded in foreign currency are translated into Canadian dollars as follows

                  (i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

                  (ii) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and,

                  (iii) Revenues and expenses (excluding depreciation and amortization which are translated at the same rate as the related asset), at the average rate of exchange for the year.

                  Gains and losses arising from translation of foreign currency were included as part of equity. Opening retained earnings has been adjusted to include these gains and losses.

         (f)      Earnings per share

                  Earnings per share computations are based on the weighted average number of common shares outstanding during the year. There is no dilative effect on earnings per share in 1996 after the assumed exercise of stock options.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

         (g)      Deferred Income Taxes

                  Deferred income taxes arose in prior years from claiming depreciation for income tax purposes in excess of depreciation recorded for accounting purposes.

3.       FIXED ASSETS

                                                         1996
                                                      Accumulated
                                                     Depreciation
                                                         and
                                           Cost      Amortization        Net
                                       -----------    -----------    -----------
Leasehold improvements ............    $10,503,374    $ 3,299,657    $ 7,203,717
Furniture and fixtures ............      6,583,933      3,289,211      3,294,722
China, glassware and cutlery ......        413,215              0        413,215
Computer software .................         71,774         68,177          3,597
Automobile ........................         28,298         28,298              0
                                       -----------    -----------    -----------

                                       $17,600,594    $ 6,685,343    $10,915,251
                                       ===========    ===========    ===========

                                                         1995
                                                      Accumulated
                                                     Depreciation
                                                         and
                                           Cost      Amortization        Net
                                       -----------    -----------    -----------
Leasehold improvements ............    $ 8,069,310    $ 2,652,604    $ 5,416,706
Furniture and fixtures ............      5,818,990      2,805,708      3,013,282
China, glassware and cutlery ......        355,362              0        355,362
Computer software .................         70,652         60,719          9,933
Automobile ........................         28,298         24,843          3,455
                                       -----------    -----------    -----------

                                       $14,342,612    $ 5,543,874    $ 8,798,738
                                       ===========    ===========    ===========

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
4.       OTHER ASSETS

                                                            1996          1995
                                                        ----------    ----------
Accumulated fund value of life insurance ...........    $   18,139    $   63,139
Less:  Amount required to fund subsequent year's
        premium ....................................        18,139        45,000
                                                        ----------    ----------
                                                                 0        18,139
Deferred finance costs .............................       413,657       150,188
Pre-opening costs ..................................       342,832       171,584
Other ..............................................       246,465       216,298
Trademark ..........................................       107,351        99,592
                                                        ----------    ----------
                                                        $1,110,305    $  655,801
                                                        ==========    ==========


5.      ACQUISITION OF ALAMO GRILL, INC.

         Effective October 9, 1996, the Company acquired all the issued and outstanding shares of Alamo Grill, Inc. ("Alamo"). The acquisition was accounted for by the purchase method. Assets and liabilities acquired were as follows

Current assets .............................................        $   119,911
Fixed and other assets .....................................            280,770
                                                                    -----------
                                                                        400,681
Liabilities ................................................           (309,328)
                                                                    -----------
Net assets .................................................             91,353
Consideration ($734,320 cash and 147,059 shares) ...........          2,108,128
                                                                    -----------
Excess of consideration over net assets
  allocated to goodwill ....................................        $ 2,016,775
                                                                    ===========

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
6.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                         1996            1995
                                                      ----------      ----------
Trade payables .................................      $1,610,656      $1,088,615
Occupancy costs ................................         176,710         311,702
Accrued salaries, wages and related tax ........         504,168         371,731
Sales tax ......................................         274,227         198,545
Other ..........................................         915,127       1,119,574
                                                      ----------      ----------
                                                      $3,480,888      $3,090,167
                                                      ==========      ==========

7.      OBLIGATION UNDER CAPITAL LEASES

         The following is a schedule of future minimum lease payments under capital leases

                                                            1996           1995
                                                         --------       --------

1996                                                     $      0       $ 80,109
1997                                                       19,456         20,100
1998                                                        3,366          3,601
                                                         --------       --------
Total minimum lease payments .....................         22,822        103,810
Less:  Amount representing interest and
        executory costs ..........................          1,411          8,529
                                                         --------       --------
                                                           21,411         95,281
Less:  Current portion ...........................         18,184         71,382
                                                         --------       --------

Obligation under capital leases ..................       $  3,227       $ 23,899
                                                         ========       ========


        Assets under capital leases consist of certain equipment, point of sale hardware and computer software.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
8.      LONG-TERM DEBT

                                                                     1996               1995
                                                                  ----------         ----------
General  Electric   Investment  Private  Placement
Partners  II, a  limited  partnership,  $3,000,000
U.S. convertible subordinated debentures, interest
only at 4% per  annum  to  November  1996,  5% per
annum to November  1997,  6% per annum to November
1998,  7% per  annum to  November  1999 and 8% per
annum  thereafter,  repayable in equal semi-annual
instalments of one eighth of the principal  amount
outstanding    commencing    November   2001.   In
consideration for the below market interest rates,
the  agreement  provides  for the  issuance to the
lender of 70,555  common shares in 1996 and 15,000
common shares in each of 1997,  1998 and 1999. The
lender may  exercise its  conversion  privilege at
any  time on the  basis of one  share  for each $8
U.S. of principal                                                 $4,110,000         $4,110,000

Toronto-Dominion  Bank term loans  repayable  over
terms  up to 3 years  in  monthly  instalments  of
$33,638  principal,  plus  interest  at prime plus
0.75%,  due  March  1999 and  2000,  secured  by a
general security  agreement with a first fixed and
floating charge over all the Canadian subsidiary's
assets, an assignment of the Canadian subsidiary's
accounts   receivable,   inventory   and   certain
leasehold improvements                                             1,123,992          1,123,992

Camdev  Properties  Inc.  -  repayable  in monthly
instalments of $3,002  including  interest at 13%,
due August 1, 1999, secured by a charge on certain
leasehold improvements                                                80,681            104,389

Viking  Rideau  Corporation  -  without  interest,
repayable in monthly  instalments  of $1,000,  due
October,  1998,  secured  by a charge  on  certain
leasehold improvements                                                22,000             34,000

Oxford Development Group Inc. - repayable in monthly instalments of $1,943 including interest at 8%, due April, 1996

Less:  Current portion                                                     0             12,133
                                                                  ----------         ----------
                                                                   5,336,673          5,384,514
                                                                     541,763            451,173
                                                                  ----------         ----------
                                                                  $4,794,910         $4,933,341
                                                                  ==========         ==========

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
8.      LONG-TERM DEBT (Continued)

         Long-term debt principal repayments due in each of the next three years are approximately as follows:


              1997                                             $      541,000
              1998                                                    403,000
              1999                                                    283,000
              Thereafter                                            4,110,000
                                                                    =========

9.      CAPITAL STOCK

         (a) During 1996, 70,555 shares were issued as consideration of $413,878 for the below market interest rate on the $3,000,000 U.S. convertible subordinated debenture (note 8).

         (b)      During   1996,   147,059   shares   were   issued   as  agreed
                  consideration of $1,000,000 U.S. to acquire Alamo Grill, Inc.

         (c) During 1995, 111,111 shares were issued at $9 U.S. per share in conjunction with the convertible subordinated debenture financing (note 8).

         (d) During 1994, 63,500 shares were issued to a director at $4.75 U.S. per share. At December 31, 1996, $300,000 U.S. of these proceeds were unpaid. The Company holds security in excess of the unpaid amount.

         (e)      During 1993, stock option plans were adopted as follows

                  (i) Founders were granted options to acquire up to 100,000 common shares at $6.60 U.S. per share on the 5th through 9th anniversary date of granting of the options. These options will become exercisable in 1998.

                  (ii) 100,000 common shares have been set aside for granting of options to key personnel. All options expire on the fifth anniversary date of the grant. Options have been granted for approximately 85,000 common shares. 4,168 of the options were exercised subsequent to December 31, 1996.

                  (iii) 20,000 common shares have been set aside for granting of options to independent directors of the Company. During 1993, options to purchase an aggregate 10,000 shares at $6.00 U.S. per share were granted to two directors.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
9.      CAPITAL STOCK (Continued)

         (f) During 1995, the Company issued warrants entitling holders thereof to purchase a total of 295,000 common shares at prices ranging from $4.75 U.S. to $6.00 U.S. per share. The warrants expire from June 30, 1998 to November 1, 2000. 31,000 of the warrants have been exercised subsequent to December 31, 1996.

10.     CONTINGENCIES

         (a) The Company was a party to two ten year lease agreements with Shilo Hotels ("Shilo") relating to facilities located at Yuma, Arizona and Pomona, California respectively. The Company asserted certain claims against Shilo by reason of the lease agreements. Shilo, in turn, asserted claims against the Company and commenced litigation, still pending, in the Superior Court, State of Arizona, County of Yuma. In the action, Shilo seeks general and special damages amounting to approximately $2,560,000 U.S. for alleged breach of the lease agreements at Yuma and Pomona. In management's opinion, the Company has potential valid defenses and mitigation of damage claims against Shilo, as well as potential counterclaims. A provision of $646,979 Cdn. has been made for potential damages from this action along with legal and closing costs (note 12). Should any recovery or further loss result from the resolution of this claim, such loss or recovery will be recognized for in that period.

         (b) In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ontario Ministry of Revenue regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The reassessment has been under appeal since 1989. The amount of tax reassessed was $209,000. Including interest accrued retroactively since 1984, the total amount disputed at December 31, 1996 approximates $697,000.

                  Legal counsel is of the opinion Revenue Canada's position will not likely be upheld by the courts.

                  When the outcome of the appeal is resolved, the tax liability, if any, will be recorded as an element of the income tax expense for the year it is settled.

        (c) The Canadian subsidiary is guarantor on a lease agreement covering the former Sarnia, Ontario restaurant location. Monthly rentals approximate $9,000 each to the end of the lease in 1998.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
11.     COMMITMENTS

        The subsidiaries are committed to leases on their nineteen restaurant locations extending into the 2007 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:

          1997                                                   $  2,147,414
          1998                                                      1,806,722
          1999                                                      1,768,906
          2000                                                      1,804,934
          2001                                                      1,766,719
          2002 to 2011 inclusive                                    5,562,376
                                                                 ------------

                                                                 $ 14,857,071
                                                                 ============

        Each of the aforementioned leases provide for the payment of additional rent based on percentages of gross annual revenue in excess of minimum rents, or other graduated formulae derived from gross revenue as defined in the particular lease agreements. The percentages range from 6% to 11%.

12.     OTHER ITEMS

                                                  1996          1995          1994
                                                ---------    ---------     ---------
Abandonment of assets and demolition costs
relating to restaurant lease not renewed ...    $       0    $ 353,021     $       0

Less:  Deferred income tax effect ..........            0     (100,000)            0
                                                ---------    ---------     ---------

                                                        0      253,021             0
Provision for potential damages, abandonment
of assets, legal and other costs relating to
restaurant leases in dispute (note 10) .....            0      646,979             0
                                                ---------    ---------     ---------

                                                $       0    $ 900,000     $       0
                                                =========    =========     =========

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
13.     INCOME TAX

                                                     1996          1995       1994
                                                     ----          ----       ----
Statutory rates ...........................           43%           43%           43%
Income tax at statutory rates .............            0%            0%    $ 216,000
Income tax effect related to the following             0%            0%
  Amortization of share issue costs .......            0%            0%     (164,000)
  Amortization of construction
     allowances ...........................            0%            0%      (30,000)
  Non-deductible items ....................            0%            0%       32,000
  Benefit of loss carry-forward application            0%            0%      (54,000)
                                                      --            --     ---------
Effective Rate of Income Tax ..............            0%            0%            0%
                                                      ==            ==     =========

        The Company has the following available tax losses, the benefits of which have not been recorded in these financial statements

          (i) Non-capital losses of approximately $1,600,000 which can be applied against future income for Canadian tax purposes up to and including 2003.

         (ii) Net capital losses of approximately $270,000 which can be applied against future capital gains income for Canadian tax purposes indefinitely.

        (iii) Operating losses of approximately $1,300,000 U.S. which may be carried forward to apply against future years' income for United States income tax purposes expiring in 1998, 1999, 2003, 2004 and 2005.

14.     SUBSEQUENT EVENTS

         (a) The Company has signed a Letter of Intent with Rainforest Cafe, Inc. to form a joint venture to develop Rainforest Cafe Restaurants in Canada.

         (b) In February 1997 the Company completed a financing for $2,000,000 U.S. convertible subordinated notes with General Electric Investment Private Placement Partners II. This is the second tranche of the financing agreement entered into in 1995 with the same company as set out in note 8 above except additional consideration is 55,555 shares. The proceeds are to be used to finance new restaurants in Boston and Seattle.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
14.     SUBSEQUENT EVENTS (Continued)

         (c)      Subsequent to December 31, 1996

                  (i) 4,168 share  purchase  options were exercised for $28,665;
                  (ii) 31,000 share warrants were exercised for $244,203;
                  (iii) 55,555 shares were issued as consideration of $380,552 for below market interest rates (note 8); and,
                  (iv) 2,000 shares were issued in lieu of directors' fees for $21,235.

15.     RELATED PARTY TRANSACTIONS

         (a) Three officers of the Company utilize personal service corporations to receive the income from their employment with the Company. Payments to these corporations as well as direct payments to these officer's totalled $381,000 (1995 - $343,000).

         (b) A director of the Company provides legal and consulting services to the Company. Fees for these services totalled $90,000 (1995 - $61,000).

         (c) Accounts receivable include $56,000 (1995 - $50,000) due from directors of the Company. An additional $48,000 (1995 - $60,000) of accounts receivable is due from a Company that is related to a director and which shares office premises with the Company.

         (d) Other assets include $115,000 (1995 - $115,000) receivable from an entity in which a director of the Company has significant influence.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
16.     GEOGRAPHIC SEGMENTED DATA

                                                        1996             1995             1994
                                                   ------------     ------------     ------------
Sales to unaffiliated customers
  Canada ......................................    $ 21,774,563     $ 19,776,365     $ 19,612,304
  United States ...............................       7,509,387        5,987,974        5,801,971
                                                   ------------     ------------     ------------

                                                   $ 29,283,950     $ 25,764,339     $ 25,414,275
                                                   ============     ============     ============

Income (loss) before income tax and other items
  Canada ......................................    $   (883,013)    $   (149,458)    $    503,427
  United States ...............................        (290,905)        (528,709)        (299,320)
                                                   ------------     ------------     ------------

                                                   $ (1,173,918)    $   (678,167)    $    204,107
                                                   ============     ============     ============
Identifiable assets
  Canada ......................................    $  8,979,418     $ 12,948,148     $  8,229,799
  United States ...............................       5,820,227        2,939,952        2,099,182
                                                   ------------     ------------     ------------

                                                   $ 14,799,645     $ 15,888,100     $ 10,328,981
                                                   ============     ============     ============

17. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP)

         (a)      Income tax

                  The Financial Accounting Standards Board ("FASB") issued a revised statement on "Accounting for Income Tax", SFAS No. 109, which requires companies to recognize current changes in tax rates in recording their deferred income tax liabilities effective for fiscal years beginning after December 15, 1992. The effect of applying this statement is not significant.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
17. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP)(Continued)

         (b)      Reconciliation   of  earnings   reported  in  accordance  with
                  Canadian GAAP and U.S. GAAP

                                          1996            1995            1994
                                      -----------     -----------     -----------

Net income - Canadian GAAP .......    $ 1,173,918     $(1,578,167     $   204,107
Adjustments
  Prior years' income tax
      reassessment ...............              0               0        (167,417)
  Amortization of leasehold
      improvement costs ..........       (116,000)       (122,000)       (128,000)
  Income tax effect of
      adjustments ................              0               0          55,000
                                      -----------     -----------     -----------

Net income (loss) U.S. GAAP ......    $ 1,289,918     $(1,700,167     $   (36,310)
                                      ===========     ===========     ===========


Net income (loss) per common share
  Canadian GAAP ..................    $     (0.44)    $     (0.63)    $      0.09


  U.S. GAAP ......................    $     (0.48)    $     (0.68)    $     (0.01)


Average number of shares
  outstanding ....................      2,682,533       2,502,759       2,440,583
                                      ===========     ===========     ===========


         Under U.S. GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease.

         Under U.S. GAAP, interest expense would be imputed with respect to a non-interest bearing loan $22,000 (1995 - $34,000) received in 1983 from a landlord to assist in financing leasehold improvements. The effect on net income of not recording imputed interest and related income tax is negligible. If the imputed interest had been recorded when the loan originated, the effect on the balance sheet at December 31, 1996 would have been to decrease fixed assets and long-term debt by approximately $2,500 (1995 - $4,000).

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
17. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (c)      Statements of Cash Flows

         The Statements of Cash Flows have been prepared in accordance with Canadian GAAP.

         Under Canadian GAAP, Cash and Equivalents is defined as cash net of short-term borrowings. Under U.S. GAAP, short-term borrowings are considered a financing activity.

         Under U.S. GAAP, financing and investing activities that do not result in cash flow would be excluded from the statement and disclosed separately. The following items included in the Statements of Cash Flows would be disclosed separately under U.S.
         GAAP

                                             1996         1995            1994
                                             ----         ----            ----
Cash surrender value of life
  insurance .........................      $ 45,000      $ 45,000       $ 45,000
Acquisition of fixed assets .........             0       (20,000)             0
Obligation under capital
  leases ............................             0        18,000              0
                                           ========      ========       ========

         Under U.S. GAAP, the following supplemental disclosure of cash flow information would be made


                                      1995              1995              1994
                                      ----              ----              ----
Interest .................          $151,580          $ 78,570          $ 45,237
Income tax ...............                 0            75,000            92,417
                                    ========          ========          ========

                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL, PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item 9 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated herein by reference.


ITEM 10           EXECUTIVE COMPENSATION

         The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated herein by reference.


ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission as is incorporated be reference.


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated herein by reference.


                                     PART IV


ITEM 13           EXHIBITS, AND REPORTS ON FORM 8-K

         (a)      See Index to Exhibits, attached.

         (b) The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this period.

                                INDEX TO EXHIBITS



Exhibits


3.1      Certificate of Incorporation and                                 *
         Certificate of Name Change of
         Registrant

3.2      Articles of Association of Registrant                            *

3.3      Certificate of Amalgamation, dated                               *
         May 1, 1990, The Elephant and Castle
         Canada Inc.

4.1      Form of certificate evidencing shares                            *
         of Common Stock

4.2      Form of Underwriter's Warrant Agreement                          *
         between Registrant and the Underwriter

10.1     Bank Loan Agreement, dated September 13,                         *
         1990, with Toronto Dominion Bank

10.2     Letter Agreement dated June 26, 1991,                            *
         regarding expansion of facilities at
         Edmonton Eaton Centre food court relocation

10.3     Retailer Application dated May 23, 1992,                         *
         and Specimen Agreement for Alberta Lotteries and Alberta Gaming Control

10.4     License Agreement dated July 9, 1992, with                       *
         Servomation Inc. relating to B.C. Place
         Stadium

10.5     Restaurant lease dated November 10, 1992,                        *
         with Shilo Management Corporation, relating to the Shilo Inn, Yuma, Arizona

10.6     Letter Agreement, with Shilo Management                          *
         Corporation relating to Shilo Hotel, Pomona,
         California

10.7     Restaurant Lease Agreement with Holiday Inns                     **
         of Canada, Ltd., relating to Holiday Inn Crowne
         Plaza at Winnipeg, Manitoba.

10.8     Restaurant Lease Agreement relating to Holiday Inn,
         Philadelphia, Pennsylvania                                       ***

24.1     Irrevocable Consents and Power of Attorney on                    *
         Form F-X

99.1     Canadian Declaration as of May 11, 1990,                         *
         claiming the trade name "The Elephant and Castle"

99.2     Filing receipt dated February 5, 1993, for                       *
         U.S. service mark application "E&C"

99.3     Filing receipt dated February 5, 1993, for                       *
         U.S. service mark "Elephant Mug"

----------------------

* Incorporated by reference from the Exhibits filed with the Company's Registration Statement on Form SB-2 (Registration No. 33-60612) Modification of the numbering of the exhibits is in accordance with Item 601 of Registration S-B.

**       Filed with Registrant's 10-K SB for the Fiscal Year ended
         December 31, 1993.

***      Filed with Registrant's 10-K SB for the Fiscal Year Ended
         December 31, 1994.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)  Elephant & Castle Group, Inc.


By:      s\Jeffrey Barnett
         ------------------
         Jeffrey Barnett
         President and Chief Executive Officer

Date:    April 11, 1996

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      s\Jeffrey Barnett
         -----------------
         Jeffrey Barnett
         President and Chief Executive Officer

Date:    April 11, 1996


By:      s\Daniel DeBou
         --------------
         Daniel DeBou
         Chief Financial Officer

Date:    April 11, 1996


By:      George W. Pitman
         ----------------
         George W. Pitman
         Director

Date:    April 12, 1996


By:      s\Peter Barnett
         ---------------
         Peter Barnett
         Director

Date:    April 11, 1996

By:      s\William McEwen
         ----------------
         William McEwen
         Director

Date:    April 11, 1996


By:      --------------
         Martin O'Dowd

Date:


By:      ----------------
         David Wiederecht
         Director

Date


By:      ---------------
         Anthony Mariani
         Director

Date: