Form 10QSB
period 1997-03-31
ELEPHANT & CASTLE GROUP INC
filed 1997-05-15
CIK 899849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended        March 31, 1997

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

                  Common shares at March 31, 1997: 2,882,114

                          ELEPHANT & CASTLE GROUP INC.
                           Consolidated Balance Sheets
                                 March 31, 1997
                                Canadian Dollars


                                                 March 31/97        March 31/96
                                                ------------       ------------
ASSETS
Current
   Cash ..................................         2,837,048          3,893,657
   Accounts Receivable ...................           708,575            678,348
   Inventory .............................           578,774            460,624
   Deposits & Prepaids ...................           701,248            679,522
                                                ------------       ------------
                                                   4,825,645          5,712,151

Fixed Assets .............................        10,608,520          8,778,600
Goodwill .................................         2,004,170                  0
Other Assets .............................         1,292,699            475,532
                                                ------------       ------------
                                                  18,731,034         14,966,283
                                                ------------       ------------

LIABILITIES
Current
   Accounts Payable ......................         2,765,490          2,574,546
   Current Portion of Capital Leases .....            14,184             71,382
   Current Portion of Long Term Debt .....           442,677            451,173
                                                ------------       ------------
                                                   3,222,351          3,097,101

Obligation Under Capital Leases ..........             2,227             11,899

Long Term Debt ...........................         7,418,879          4,920,238

Deferred Income Taxes ....................           231,000            231,000
                                                ------------       ------------
                                                  10,874,457          8,260,238
                                                ------------       ------------

SHAREHOLDERS' EQUITY
Capital Stock ............................        10,412,109          8,092,065
Retained Earnings ........................        (2,555,532)        (1,386,020)
                                                ------------       ------------
                                                   7,856,577          6,706,045
                                                ------------       ------------

                                                $ 18,731,034       $ 14,966,283
                                                ------------       ------------

                        See notes to financial statements

                          Elephant & Castle Group Inc.
                        Consolidated Statements of Income
                    For the Three Months Ended March 31, 1997
                                Canadian Dollars
                                   (unaudited)

                                                      1997             1996
                                                  -----------       -----------

SALES ......................................      $ 7,834,385       $ 6,127,585
                                                  -----------       -----------

RESTAURANT EXPENSES
  Food and Beverage Costs ..................        2,282,242         1,840,596
  Restaurant operating expenses
    Labour .................................        2,648,022         2,029,317
    Occupancy and other ....................        2,114,963         1,645,446
  Depreciation and Amortization ............          495,989           363,684
                                                  -----------       -----------
                                                    7,541,216         5,879,043
                                                  -----------       -----------

INCOME FROM RESTAURANT OPERATIONS ..........          293,169           248,542

GENERAL AND ADMINISTRATIVE EXPENSES ........          573,481           569,171

INTEREST ON LONG TERM DEBT .................           96,375            60,464
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES ...................         (376,687)         (381,093)

INCOME TAX (RECOVERY) ......................                0                 0

NET LOSS FOR THE PERIOD ....................         (376,687)         (381,093)
                                                  -----------       -----------


Average number of shares outstanding .......        2,843,633         2,604,611

Earnings per share .........................      ($     0.13)      ($     0.15)



                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      Consolidated Statements of Cash Flow
                        Three Months Ended March 31, 1997
                                Canadian Dollars
                                   (Unaudited)
                                                     March 31/97     March 31/96
                                                    -----------     -----------
OPERATING ACTIVITIES

NET INCOME (LOSS) ..............................       (376,687)       (381,093)

   Add: Items not involving cash
      Depreciation and amortization ............        495,989         363,684
      Deferred finance charge amortization .....         46,164          46,164
      Amortization of goodwill .................         12,605               0
      Loss on disposal of fixed assets .........              0               0
                                                    -----------     -----------
                                                        178,071          28,755
                                                    -----------     -----------

CHANGES IN NON-CASH WORKING CAPITAL
      Accounts receivable ......................        (46,006)       (137,599)
      Inventory ................................         71,159          41,075
      Deposits and prepaid expenses ............        (52,592)       (169,979)
      Accounts payable and accrued liabilities .       (715,398)       (561,786)
                                                    -----------     -----------
                                                       (742,837)       (828,289)
                                                    -----------     -----------
                                                       (564,766)       (799,534)
                                                    -----------     -----------
INVESTING ACTIVITIES
   Acquisition of fixed assets .................        (41,264)       (250,435)
   Acquisition of other assets .................              0         (73,030)
   Cash surrender value of life insurance ......          4,000          10,000
   Acquisition of trademark ....................              0               0
                                                    -----------     -----------
                                                        (37,264)       (313,465)
                                                    -----------     -----------
FINANCING ACTIVITIES
   Obligation under capital leases .............         (5,000)        (12,000)
   Proceeds from long-term debt ................      2,740,000               0
   Repayment of long-term debt .................       (215,117)        (13,103)
   Issuance of shares for cash .................        118,163               0
                                                    -----------     -----------
                                                      2,638,046         (25,103)
                                                    -----------     -----------

(DECREASE) IN CASH DURING PERIOD ...............      2,036,016      (1,138,102)

CASH AT BEGINNING OF PERIOD ....................        801,032       5,031,758
                                                    -----------     -----------

CASH AT END OF PERIOD ..........................    $ 2,837,048     $ 3,893,656
                                                    -----------     -----------

                        See notes to financial statements

                          Elephant & Castle Group Inc.
            Condensed Consolidated Statements of Shareholders' Equity
                    For the Three Months Ended March 31, 1997
                                Canadian Dollars
                                   (Unaudited)

                                                    1997                1996
                                                -----------         -----------
Balance at beginning of period .........        $ 7,697,098         $ 7,087,138

   Issue of shares
       for cash ........................            134,379                   0
       for interest ....................            380,552                   0
       for directors' fees .............             21,235                   0

   Net loss ............................           (376,687)           (381,093)
                                                -----------         -----------

Balance at end of period ...............        $ 7,856,577         $ 6,706,045
                                                -----------         -----------


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 and 1996
                                Canadian Dollars
                                   (Unaudited)


1. The accompanying interim financial statements for the three month periods ended March 31, 1997 and March 31, 1996, have been prepared by management and have not been audited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation in Canada. Operating results for the interim periods are not indicative of the results of any other interim periods or for the full year.


2. Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10-K SB for the Year Ended December 31, 1996, as filed with the Securities and Exchange Commission):

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         1997            1996
                                                    -----------     -----------

NET LOSS - CANADA ..............................    ($  376,687)    ($  381,093)

ADJUSTMENTS:

Amortization of leasehold improvement costs ....        (11,000)        (11,000)

Income tax effect of adjustments ...............              0               0
                                                    -----------     -----------

NET LOSS - UNITED STATES .......................    ($  387,687)    ($  392,093)


NET LOSS PER COMMON SHARE:

Canada .........................................    ($     0.13)    ($     0.15)

United States ..................................    ($     0.14)    ($     0.15)


AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING: ............................      2,843,633       2,604,611


3. Certain of the comparative figures have been reclassified in order to conform with the current period's presentation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

As previously reported, a former landlord, Shilo Management Corporation ("Shilo") commenced litigation in 1995 seeking general and special damages amounting to approximately US $2,560,000 for breach of lease agreements. The litigation is still pending. Shilo made two Applications for Summary Judgement with regards to different aspects of this litigation. Both Applications have recently been denied by the Superior Court, State of Arizona. In management's opinion, the Company continues to have valid defenses and mitigation of damage claims against Shilo.

Item 2 - Changes in Securities

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

The Company closed a restaurant in Vancouver, British Columbia, at the expiry of its lease on February 28, 1997.

The Company is constructing two new restaurants, one in Boston, Massachusetts, the other in Seattle, Washington. Both locations are expected to open in summer, 1997.

On March 14, 1997 the Company completed a US $2,000,000 convertible subordinated note financing with General Electric Private Placement Partners, II, a U.S. based pension money manager.

Item 6 - Exhibits and Reports on Form 8-K

             Exhibits
             ------------

             None.

             Reports on Form 8-K
             ------------------------

             None.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 (unaudited) vs. March 31, 1996 (unaudited)

Net Income

For the three months ended March 31, 1997, the Company's net loss was CDN $376,687 compared to CDN $381,093 for the corresponding period in 1996. Loss per share for the current period was CDN ($0.13), compared to CDN ($0.15) in 1996. The average number of shares outstanding increased from 2,604,611 in 1996 to 2,843,633 for the current period.

Sales

Sales increased 27.9% during the three months ended March 31, 1997 to CDN $7,834,385 from CDN $6,127,585 for the comparable period in 1996. The 1997 figure includes sales for three new locations at the Holiday Inn on the Bay in San Diego, California (Opened July 2, 1996), the Mall of America in Bloomington, Minnesota (acquired October 8, 1996) and the entertainment district of downtown Toronto, Ontario (opened October 21, 1996). The Company closed one location during the 1997 period, in Vancouver, British Columbia on February 28, 1997.

For the thirteen Canadian locations open throughout both periods, sales for the three months ended March 31, 1997 totaled CDN $4,341,128 and were down 5.2% compared to the corresponding period for 1996. Eight locations experienced sales increases during the quarter. The magnitude of the decreases in the other five locations more than offset these increases. Expenses are being reduced wherever possible to mitigate the impact of continuing lower sales at those Canadian locations.

For the two U.S. locations open throughout both periods, sales for the three months ended March 31, 1997 totaled US $920,856 and were up 7.0% compared to the corresponding period for 1996.

For the new San Diego location, sales for the three months ended March 31, 1997 were just slightly short of expectations, caused in part by some renovation work done in the hotel. Management expects sales to meet expectations in the near future. The new Bloomington location's sales continue to meet expectations. Sales for the new Toronto location continue to significantly exceed expectations.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 29.1% for the three months ended March 31, 1997 compared to 30.0% for the corresponding period in 1996. The improvement was wide spread, with virtually all locations showing better percentages. Management believes its continuous review of all purchasing procedures, recipes and menus is beginning to show positive results, and the improvement is expected to continue.

Labour and Benefits Costs

Labour and benefits increased slightly from 33.1% of sales in 1996 to 33.5% for the current period. Most stores showed improved labour and benefits percentages compared to 1996, but the labour percentages in the stores that suffered significant sales declines caused the overall rate to rise slightly.

Occupancy and Other Operating Costs

Occupancy and other operating expenses increased marginally as a percentage of sales from 26.8% in 1996 to 27.0% for the current period. A small decrease in the occupancy cost percentage due to lease arrangements at the new locations, was offset by a small increase in other operating expenses as a percentage of sales. The Company's newest facilities and hotel restaurant arrangements are aimed at driving down occupancy and other operating costs as a percentage of sales.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 6.3% of sales for the current period from 5.9% last year. The increase is attributable to depreciation on the new locations plus the amortization of pre-opening costs at the new locations. Amortization of pre-opening costs was CDN $147,994 in 1997, compared to CDN $93,111 in 1996.

General and Administrative Costs

General and administrative costs decreased from 9.3% of sales in 1996 to 7.3% in the current period. The Company believes its general and administrative expense percentage can be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

For much of the  three  month  period  ended  March  31,  1996 the  Company  had substantial funds invested in high grade interest bearing term deposits. Interest earned from these deposits offset a portion of the interest expense on the Company's long term debt. For the 1997 period, the Company did not have such investments. On March 14, 1997 the Company completed an additional $2,000,000 convertible subordinated note financing with General Electric Private Placement Partners, II, a U.S. based pension money manager with which it had also arranged a similar US $3,000,000 financing in 1995. As a result, interest on long term debt will continue to be higher in 1997 than for the comparable periods in 1996.

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($376,687) for the 1997 period compared to a loss of CDN ($381,093) for the 1996 period. As discussed above, the positive impact of higher sales and improved food and beverage margins were offset by increases in depreciation, amortization and interest expenses; and slight increases in labour and other operating cost percentages. Management believes that the continued build-out of additional hotel-based restaurants will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred a loss in the three month period ended March 31, 1997 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Liquidity and Capital Resources

Changes in non-cash working capital items resulted in a net use of funds of CDN $742,398 in the three month period ended March 31, 1997, compared to a net use of funds of CDN $828,289 in the comparable period of 1996. The principal usage in 1997 and in 1996 was to reduce accounts payable. This is a seasonality factor attributable to the higher sales volume in the months of November and December compared to February and March, and thus the increase of accounts payable at the start of the quarter. The Company's cash balance as of January 1, 1996 was CDN $5,031,758 as compared to CDN $801,032 on January 1, 1997. For the full year ended December 31, 1996, the Company invested CDN $3,291,740 in fixed assets and an additional CDN $1,255,318 in other long term assets, thereby accounting for the overall decrease in the cash balance from the end of the 1996 period. The Company's cash balance at the end of the 1997 period was CDN $2,837,048. This compares to a cash balance of CDN $3,893,656 at the end of the 1996 period.

In February, 1997 the Company completed a financing with a major U.S. based pension money manager, General Electric Private Placement Partners, II (GEIPPP,II) for US $2,000,000 in convertible subordinated notes. This was the second tranche of a financing agreement signed in 1995, and there are up to US $4,000,000 additional notes available, subject to certain conditions.

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

The Company has signed a Letter of Intent with Rainforest Cafe, Inc. to form a joint venture to develop Rainforest restaurants in Canada. The Company intends to satisfy the capital requirements for the Canadian Rainforest restaurants project by arranging additional financing and anticipates it will be successful in raising the necessary funds.


Three Months Ended March 31, 1996 (unaudited) vs. March 31, 1995 (unaudited)

Net Income

For the three months ended March 31, 1996 the Company's net loss increased to CDN ($381,093) from CDN ($183,822) for the corresponding period in 1995. The 1995 figure has been restated to reflect a change in the income tax estimate. Income from store operations increased marginally to CDN $248,542 in March 31, 1996 period from CDN $243,268 in the 1995 period. Higher general and administrative costs and interest on long term debt as the Company stepped up its expansion plans, however, resulted in increased net loss. On a per share basis, the net loss for the March 31, 1996 period was CDN ($0.15) compared to CDN ($0.07) in 1995. There were 2,604,611 shares outstanding in 1996 compared to 2,493,500 in 1995.

The 1995 results include the figures for three operations which were subsequently closed in 1995. The results for the March 31, 1996 period included the results of three new locations (Philadelphia, PA, opened February 28, 1995; Rosie's on Robson New York style deli, opened in Vancouver, BC on August 8, 1995; and the Elephant on Campus, opened on the campus of the British Columbia Institute of Technology on September 23, 1995).

Sales

Overall, sales decreased marginally from CDN $6,197,363 for the March 31, 1995 period to CDN $6,127,585 for the 1996 period. For the twelve Canadian restaurants open throughout both periods, sales increased 0.9%. For the one U.S. store open throughout both periods, sales increased 12.5%. In both cases, this reversed a trend that had prevailed for the several quarters. Management was encouraged that consumer optimism seemed to be increasing, and looked for the trend to continue.

Food and Beverage Costs

Food and beverage costs, as a percentage of sales, increased to 30.0% in the March 31, 1996 period from 29.0% in 1995. Increases in certain high volume items, particularly meat and dairy products made up most of the increase. The Company is continually looking for ways to keep these percentages down and still give its customers good value.

Labour and Benefits Costs

Labour costs decreased to 33.1% of sales in the March 31, 1996 period from 34.8% in 1995. The closure of two high labour locations accounted for the majority of the decrease. There was a slight improvement in the labour percentage at locations open throughout both periods.

Occupancy and Other Operating Costs

Occupancy and other operating costs, as a percentage of sales decreased to 26.9% in the 1996 period from 28.6% in 1995, reflecting the positive impact of the Company's expansion away from mall locations and primarily into hotel based locations.

Depreciation and Amortization Expense

Depreciation and amortization expense increased from CDN $224,933 for the 1995 period to CDN $363,684 for the 1996 period. As a percentage of sales, the increase was from 3.6% in the 1995 period to 5.9% in 1996. The increase was attributable to the new locations, and included amortization of pre-opening costs of CDN $93,111 in the 1996 period, compared to CDN $44,250 in the previous period.

General and Administrative Costs

General and administrative expenses increased to CDN $569,171 for the March 31, 1996 period from CDN $414,848 in the comparable period of 1995. As a percentage of sales, the increase was from 6.7% in 1995 to 9.3% in 1996. The increase was the annualization of steps taken during 1995 to gear up for the Company's expansion program. Management expects the growth in general and administrative costs to slow significantly and to decrease as a percentage of sales as new stores are opened.

Interest on Long Term Debt

Interest expense increased from CDN $12,242 for the 1995 quarter to CDN $60,464 in the 1996 quarter. The increase was due to additional long term debt incurred during 1995 in order to fund the Company's expansion plans. At March 31, 1996 the Company had over CDN $3,000,000 invested in interest bearing securities and was well positioned to fund its expansion plans.

(Loss) before Taxes

Loss before taxes increased to CDN $381,093 for the three months ended March 31, 1996 from CDN $183,822 in the comparable period of 1995. The increase was due to increased general and administrative expenses and higher interest on long term debt. In both cases, the increases were largely related to the Company's expansion plans. The next step in these expansion plans was the opening of a new restaurant at the Holiday Inn on the Embarcadero in San Diego, CA, which opened in early summer 1996.

Liquidity and Capital Resources

At March 31, 1996 the Company had cash resources totaling CDN $3,893,656 from which to finance its expansion plans. The Company had two restaurants under construction. Capital requirements from March 31, 1996 through to the opening of these locations was estimated at CDN $1.6 million.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunot duly authorized.




                                                   Elephant & Castle Inc.
                                                        Registrant


Date:  May 15, 1997                                s/s J.M. Barnett
                                                   ----------------
                                                   J.M. Barnett
                                                   President & CEO


Date:  May 15, 1997                                s/s D. Debou
                                                   ------------
                                                   D. Debou
                                                   Chief Financial Officer