Form 10QSB
period 1997-06-30
ELEPHANT & CASTLE GROUP INC
filed 1997-08-14
CIK 899849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1997

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


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a law confirmed by a court. Yes [   ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                    Common shares at June 30, 1997: 2,982,247

                          ELEPHANT & CASTLE GROUP INC.
                           Consolidated Balance Sheets
                                  June 30, 1997
                                Canadian Dollars
                                   (unaudited)

                                                  June 30/97         June 30/96
                                                ------------       ------------
ASSETS
Current
   Cash ..................................         2,098,699          2,572,242
   Accounts Receivable ...................           721,576            551,913
   Inventory .............................           608,953            496,081
   Deposits & Prepaids ...................           822,468            560,201
                                                ------------       ------------
                                                   4,251,696          4,180,437

Fixed Assets .............................        10,979,014          9,878,514
Goodwill .................................         1,992,170                  0
Other Assets .............................         1,119,823            674,207
                                                ------------       ------------
                                                  18,342,703         14,733,158
                                                ------------       ------------

LIABILITIES
Current
   Accounts Payable ......................         2,288,999          2,779,269
   Current Portion of Capital Leases .....                 0             71,382
   Current Portion of Long Term Debt .....           442,677            451,173
                                                ------------       ------------
                                                   2,731,676          3,301,824

Obligation Under Capital Leases ..........                 0                  0

Long Term Debt ...........................         7,318,000          4,907,238

Deferred Income Taxes ....................           231,000            231,000
                                                ------------       ------------
                                                  10,280,676          8,440,062
                                                ------------       ------------

SHAREHOLDERS' EQUITY
Capital Stock ............................        10,990,362          8,092,065
Retained Earnings ........................        (2,928,335)        (1,798,969)
                                                ------------       ------------
                                                   8,062,027          6,293,096
                                                ------------       ------------

                                                $ 18,342,703       $ 14,733,158
                                                ------------       ------------



                         See notes to financial statements

                                      Elephant & Castle Group Inc.
                                    Consolidated Statements of Income
                            For the Three and Six Months Ended June 30, 1997
                                            Canadian Dollars
                                               (unaudited)


                                          Three Months Ended June 30,       Six Months Ended June 30,
                                        -----------------------------     -----------------------------
                                             1997             1996             1997             1996
                                        ------------     ------------     ------------     ------------
SALES ..............................    $  7,821,633     $  6,514,880     $ 15,656,018     $ 12,642,465
                                        ------------     ------------     ------------     ------------

RESTAURANT EXPENSES
  Food and Beverage Costs ..........       2,312,583        1,999,491        4,594,825        3,840,087
  Restaurant operating expenses
    Labour .........................       2,581,095        2,153,815        5,229,117        4,183,132
    Occupancy and other ............       2,133,414        1,815,645        4,248,377        3,461,091
  Depreciation and Amortization ....         494,400          296,717          990,389          660,401
                                        ------------     ------------     ------------     ------------
                                           7,521,492        6,265,668       15,062,708       12,144,711
                                        ------------     ------------     ------------     ------------

INCOME FROM RESTAURANT OPERATIONS ..         300,141          249,212          593,310          497,754

GENERAL AND ADMINISTRATIVE EXPENSES          562,454          601,316        1,150,425        1,170,487

INTEREST ON LONG TERM DEBT .........         110,490           60,845          192,375          121,309
                                        ------------     ------------     ------------     ------------

(LOSS) BEFORE INCOME TAXES .........        (372,803)        (412,949)        (749,490)        (794,042)

INCOME TAX (RECOVERY) ..............               0                0                0                0
                                        ------------     ------------     ------------     ------------
NET (LOSS) .........................        (372,803)        (412,949)        (749,490)        (794,042)
                                        ------------     ------------     ------------     ------------


Average number of shares outstanding       2,968,347        2,651,648        2,906,323        2,628,129

Earnings (loss) per share ..........    ($      0.13)    ($      0.16)    ($      0.26)    ($      0.30)

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      Consolidated Statements of Cash Flow
                         Six Months Ended June 30, 1997
                                Canadian Dollars
                                   (Unaudited)


                                                     June 30/97      June 30/96
                                                    -----------     -----------
OPERATING ACTIVITIES

NET INCOME (LOSS) ..............................       (749,490)       (794,042)

   Add: Items not involving cash
      Depreciation and amortization ............        990,389         660,401
      Deferred finance charge amortization .....        122,328          92,328
      Amortization of goodwill .................         24,605               0
      Loss on disposal of fixed assets .........              0               0
                                                    -----------     -----------
                                                        387,832         (41,313)
                                                    -----------     -----------

CHANGES IN NON-CASH WORKING CAPITAL
      Accounts receivable ......................        (59,007)        (11,164)
      Inventory ................................         40,980           5,618
      Deposits and prepaid expenses ............       (211,263)       (200,846)
      Accounts payable and accrued liabilities .       (875,436)       (310,898)
                                                    -----------     -----------
                                                     (1,104,726)       (517,290)
                                                    -----------     -----------
                                                       (716,894)       (558,603)
                                                    -----------     -----------
INVESTING ACTIVITIES
   Acquisition of fixed assets .................       (758,164)     (1,597,124)
   Acquisition of other assets .................       (342,500)       (253,787)
   Acquisition of trademark ....................              0               0
                                                    -----------     -----------
                                                     (1,100,664)     (1,850,911)
                                                    -----------     -----------
FINANCING ACTIVITIES
   Obligation under capital leases .............        (21,411)        (23,899)
   Proceeds from long-term debt ................      2,740,000               0
   Repayment of long-term debt .................       (315,996)        (26,103)
   Issuance of shares for cash .................        712,632               0
                                                    -----------     -----------
                                                      3,115,225         (50,002)
                                                    -----------     -----------

INCREASE IN CASH DURING PERIOD .................      1,297,667      (2,459,516)

CASH AT BEGINNING OF PERIOD ....................        801,032       5,031,758
                                                    -----------     -----------

CASH AT END OF PERIOD ..........................    $ 2,098,699     $ 2,572,242
                                                    -----------     -----------

                        See notes to financial statements

                          Elephant & Castle Group Inc.
            Condensed Consolidated Statements of Shareholders' Equity
                     For the Six Months Ended June 30, 1997
                                Canadian Dollars
                                   (Unaudited)

                                                    1997                1996
                                                -----------         -----------
Balance at beginning of period .........        $ 7,697,098         $ 7,087,138

   Issue of shares
       for cash ........................            712,632                   0
       for interest ....................            380,552                   0
       for directors' fees .............             21,235                   0

   Net loss ............................           (749,490)           (794,042)
                                                -----------         -----------

Balance at end of period ...............        $ 8,062,027         $ 6,293,096
                                                -----------         -----------


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1997 and 1996
                                Canadian Dollars
                                   (Unaudited)


1. The accompanying interim financial statements for the three and six month periods ended June 30, 1997 and June 30, 1996, have been prepared by management and have not been audited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation in Canada. Operating results for the interim periods are not indicative of the results of any other interim periods or for the full year.


2. Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10-K SB for the Year Ended December 31, 1996, as filed with the Securities and Exchange Commission):

                                                Three months ended June 30       Six months ended June 30
                                               ----------------------------    ----------------------------
                                                     1997            1996            1997           1996
                                                     ----            ----            ----           ----
NET LOSS - CANADA .........................    ($  372,803)    ($  412,949)    ($  749,490)    ($  794,042)

ADJUSTMENTS:

Amortization of leasehold improvement costs        (11,000)        (11,000)        (22,000)        (22,000)

Income tax effect of adjustments ..........          3,410           3,410           6,820           6,820

NET LOSS - UNITED STATES ..................    ($  380,393)    ($  420,539)    ($  764,670)    ($  809,222)


NET LOSS PER COMMON SHARE:

Canada ....................................    ($     0.13)    ($     0.16)    ($     0.26)    ($     0.30)

United States .............................    ($     0.13)    ($     0.16)    ($     0.26)    ($     0.31)


AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING: .......................      2,968,347       2,651,648       2,906,323       2,628,129

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

             None.

             Reports on Form 8-K

             None.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 (unaudited) vs. June 30, 1996 (unaudited)

Net Income

For the three months ended June 30, 1997, the Company's net loss was CDN $372,803 compared to CDN $414,949 for the corresponding period in1996. Loss per share for the current period was CDN ($0.13), compared to CDN ($0.16) in 1996. The average number of shares outstanding increased from 2,651,648 in 1996 to 2,968,347 for the current period.

Sales

Sales increased 20.1% during the three months ended June 30, 1997 to CDN $7,821,633 from CDN $6,514,880 for the comparable period in 1996. The 1997 figure includes sales for three new locations at the Holiday Inn on the Bay in San Diego, California (opened July 2, 1996), the Mall of America in Bloomington, Minnesota (acquired October 8, 1996) and the entertainment district of downtown Toronto, Ontario (opened October 21, 1996). The Company closed one location during 1997, in Vancouver, British Columbia on February 28, 1997.

For the thirteen Canadian locations open throughout both periods, sales for the three months ended June 30, 1997 totaled $4,459,196 and were down 6.5% compared to the corresponding period for 1996. Six locations experienced sales increases during the quarter. The magnitude of the decreases in the other seven locations more than offset these increases. Expenses are being reduced wherever possible to mitigate the impact of continuing lower sales at those Canadian locations.

For the two U.S. locations open throughout both periods, sales for the three months ended June 30, 1997 totaled US $960,732 and were down 2.0% compared to the corresponding period for 1996.

For the new San Diego location, sales for the three months ended June 30, 1997 were short of management's operating plans, caused in part by some delays in completing an outdoor seating area. Management is working on specific programs that are designed to increase sales in the near future. The new Bloomington location's sales were also below management's operating plans as some minor renovations were made during the quarter. Sales for the new Toronto location continue to significantly exceed management's operating plans.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 29.6% for the three months ended June 30, 1997 compared to 30.7% for the corresponding period in 1996. The improvement was wide spread, with virtually all locations showing better percentages. This is the second consecutive quarter of improved food and beverage cost percentages. Management believes its continuous review of all purchasing procedures, recipes and menus is the reason for the positive results, and the improvement is expected to continue.

Labour and Benefits Costs

Labour and benefits decreased slightly from 33.1% of sales in 1996 to 33.0% for the current period. Most stores showed improved labour and benefits percentages compared to 1996, but increases in some of the stores that suffered significant sales declines, plus higher than planned labour and benefits costs in San Diego largely negated the improvements.

Occupancy  and  Other  Operating  Costs

Occupancy and other operating expenses decreased as a percentage of sales from 27.9% in 1996 to 27.3% for the current period. One of the Company's goals continues to be to drive down occupancy and other operating costs as a percentage of sales by opening new locations with more favourable occupancy costs and by closing or modifying existing units in high occupancy locations.

Depreciation and Amortization Expense

Depreciation   and  amortization  costs
increased to 6.3% of sales for the current period from 4.6% last year. The increase is attributable to depreciation on the new locations plus the amortization of pre-opening costs at the new locations. Amortization of pre-opening costs was CDN $147,994 in 1997, compared to CDN $48,583 in 1996.

General and Administrative Costs

General and administrative costs decreased from 9.2% of sales in 1996 to 7.2% in the current period. The Company anticipates its General and Administrative costs will increase as a percentage of sales for the balance of 1997 as two new senior executives have been hired, both starting in August, 1997. Mr. Colin Stacey, former President of Keg Restaurants, an eighty-five location chain of Canadian steakhouses, has been hired as Chief Operating Officer responsible for Canadian operations. Mr. Martin O'Dowd, former President of Rainforest Cafe Inc., has been hired as President of the U.S. operations, and will have additional responsibilities related to the development of Rainforest Cafes in Canada. The Company believes its long term general and administrative expense percentage can be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

On March 14, 1997 the Company completed an additional US $2,000,000 convertible subordinated note financing with General Electric Private Placement Partners, II, a U.S. based limited partnership with which it had also arranged a similar US $3,000,000 financing in 1995. As a result, interest on long term debt was higher in the 1997 quarter than in the 1996 period. Subsequent to June 30, 1997 the Company issued an additional US $2,000,000 in 6% convertible debentures to subsidiaries and affiliates of a French Bank. Therefore, interest on long term debt will continue to be higher for the balance of 1997 than for the comparable periods in 1996.

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($372,803) for the 1997 period compared to a loss of CDN ($412,949) for the 1996 period. As discussed above, the positive impact of higher sales and improved food and beverage margins, plus marginal improvements in labour and occupancy and other costs, were largely offset by increases in depreciation, amortization and interest expenses. Management believes that the continued build-out of additional hotel-based restaurants will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred a loss in the three month period ended June 30, 1997 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Six Months Ended June 30, 1997 (unaudited) vs. June 30, 1996 (unaudited

Net  Income

For the six months ended June 30, 1997 the Company's net loss was CDN ($749,490) compared to a net loss of CDN ($794,042) for the corresponding period in 1996. On a per share basis, the net loss for the current period was CDN ($0.26) compared to CDN ($0.30) in 1996. There were a weighted average of 2,906,323 shares outstanding in 1997 compared to 2,628,129 in 1996.

Sales

Sales increased 23.8% during the six months ended June 30, 1997 to CDN $15,656,019from CDN $12,642,465 for the comparable quarter in 1996. The 1997 figure includes sales for three new locations, at the Holiday Inn on the Bay in San Diego, California (opened July 2, 1996), the Mall of America in Bloomington, Minnesota (acquired October 8, 1996) and the entertainment district of downtown Toronto, Ontario (opened October 21, 1996). The Company closed one location during 1997, in Vancouver, British Columbia on February 28, 1997.

For the thirteen Canadian locations open throughout both periods, sales for the six months ended June 30, 1997 totaled CDN $8,800,324 and were down 5.9% compared to the corresponding period for 1996. Eight locations experienced sales increases during the period. The magnitude of the decreases in the other five locations more than offset these increases.

For the two U.S. locations open throughout both periods, sales for the six months ended June 30, 1997 totaled US $1,881,588 and were up 1.43% compared to the corresponding period for 1996.

For the new San Diego location, sales for the six months ended June 30, 1997 were short of management's operating plans, caused in part by some delays in completing an outdoor seating area, and in part by some renovations in the Holiday Inn hotel in which the restaurant is situated. The new Bloomington location" sales were also below management's operating plans as some minor renovations were made. Sales for the new Toronto location continue to exceed management's operating plans.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 29.3% for the six months ended June 30, 1997 compared to 30.4% for the corresponding period in 1996. The improvement was widespread, with virtually all locations showing better percentages. Management believes its continuous review of all purchasing procedures, recipes and menus is the reason for the positive results, and the improvement is expected to continue.

Labour and Benefits Costs

Labour and benefits costs increased marginally from 33.1% of sales in 1996 to 33.4% for the six months ended June 30, 1997. Increases in some of the stores that experienced significant sales decreases, plus higher than planned labour and benefits costs in San Diego were the most significant causes of the overall increase.

Occupancy and Other Operating Costs

Occupancy and other operating expenses decreased as a percentage of sales from 27.4% in 1996 to 27.1% for the current period. One of the Company's goals continues to be to reduce occupancy and other operating costs as a percentage of sales by opening new locations with more favourable and controllable occupancy costs and by closing or modifying existing units in high occupancy locations.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 6.3% of sales for the six months ended June 30, 1997 from 5.2% for the corresponding period in 1996. The increase is attributable to depreciation on the new locations plus the amortization of pre-opening costs of new locations. Amortization of pre-opening costs was CDN $295,988 for the six months ended June 30, 1997 compared to CDN $141,694 in 1996.

General and Administrative Costs

General and administrative costs decreased from 9.3% of sales for the six months ended June 30, 1996 to 7.3% in the current period. The Company anticipates its general and administrative costs will increase as a percentage of sales for the balance of 1997 as two new senior executives have been hired, both starting in August, 1997. Mr. Colin Stacey, former President of Keg Restaurants, an eighty-five location chain of Canadian steakhouses, has been hired as Chief Operating Officer responsible for Canadian operations. Mr. Martin O'Dowd, former President of Rainforest Cafe, Inc. has been hired as President of the U.S. operations, and will have additional responsibilities related to the development of Rainforest Cafes in Canada. The Company believes its long term general and administrative expense percentage can be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

On March 14, 1997 the Company completed an additional US $2,000,000 convertible subordinated note financing with General Electric Private Placement Partners, II, a U.S. based limited partnership with which it had also arranged a similar US $3,000,000 financing in 1995. As a result, interest on long term debt was higher in the six months ending June 30, 1997 than in the corresponding period in 1996. Subsequent to June 30, 1997 the Company issued an additional US $2,000,000 in 6% convertible debentures to subsidiaries and affiliates of a French Bank. Therefore, interest on long term debt will continue to be higher for the balance of 1997 than for comparable periods in 1996.

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($749,490) for the six months ended June 30, 1997 compared to a loss of CDN ($794,042) for the 1996 period. As discussed above, the positive impact of higher sales, improved food and beverage margins and reduced occupancy and other operating cost percentages were largely offset by increases in depreciation, amortization and interest expenses. Management believes that the continued build-out of additional hotel-based restaurants will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred a loss in the six month period ended June 30, 1997 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Liquidity and Capital Resources

Changes in non-cash working capital items resulted in a net use of funds of CDN $1,104,726 in the six month period ended June 30, 1997, compared to a net use of funds of CDN $517,290 in the comparable period of 1996. The principal usage in both periods was to reduce accounts payable.

In February, 1997 the Company completed a financing with a major U.S. based limited partnership, General Electric Private Placement Partners, II (GEIPPP,II) for US $2,000,000 in convertible subordinated notes. This was the second tranche of a financing agreement signed in 1995, and there are up to US $4,000,000 additional notes available, subject to certain conditions. The principal usage of the funds was for construction of new restaurants in Seattle, WA and Boston MA. During the six months ended June 30, 1997 the Company invested CDN $758,164 in fixed assets, primarily related to the Seattle and Boston restaurants, both of which are still under construction and are expected to open in the third quarter. At June 30, 1997 the Company's cash balance was CDN $2,098,699, sufficient to complete construction of the Seattle and Boston restaurants.

Subsequent to June 30, 1997 the Company announced its agreement to issue $US 4,000,000 in convertible debentures. The first US $2,000,000 of the debenture agreement was completed on July 18, 1997, with the second US $2,000,000 expected to complete in the third quarter. One of the principal uses of these funds will be the initial development of Rainforest Cafes in Canada, under a joint venture agreement with Rainforest Cafe, Inc. of the U.S. The Company will need to raise additional funds to satisfy the capital requirements of this project, and anticipates it will be successful in doing so.

Three Months Ended June 30, 1996 (unaudited) vs. June 30, 1995 (unaudited)

Net Income

For the three months ended June 30, 1996 the Company's net loss was CDN ($412,949) compared to a net loss of CDN ($1,227,409) for the corresponding period in 1995. The 1995 figure included a reserve of CDN $900,000 related to costs of closing three operations. Excluding the reserve, the 1995 net loss was CDN ($327,409). The 1995 figure was restated to reflect a change in the income tax estimate. Income from store operations increased to CDN $249,212 in the June 30, 1996 period from CDN $174,271 in the 1995 period. Higher general and administrative costs and interest on long term debt as the Company continued with its expansion plans, however, resulted in increased net loss before the reserve. On a per share basis, the net loss for the June 30, 1996 period was CDN ($0.16) compared to CDN ($0.49) (CDN ($0.13) before the reserve) in 1995. There were a weighted average of 2,651,648 shares outstanding in 1996 compared to 2,493,500 in 1995.

The 1995 results included partial results for three operations closed during the period. The results for the June 30, 1996 period included the results of two new locations ( Rosie's on Robson New York style deli, opened in Vancouver, BC on August 8, 1995; and the Elephant on Campus, opened on the campus of the British Columbia Institute of Technology on September 23, 1995).

Sales

Overall, sales increased 1.48% from CDN $6,419,724 for the June 30, 1995 period to CDN $6,514,880 for the 1996 period. For the twelve Canadian restaurants open throughout both periods, sales increased 0.6%. For the two U.S. stores open throughout both periods, sales increased 21.7%. In both cases, this continued a trend that commenced in the first quarter of 1996. Management was encouraged that consumer optimism was increasing, and looked for the trend to continue.
Management was particularly encouraged by the sales increases in its two hotel based restaurants that were open in both periods, with its Winnipeg location showing an increase of 16.5% and Philadelphia increasing 21.9%.

Food and Beverage Costs

Food and beverage costs, as a percentage of sales, increased to 30.7% in the June 30, 1996 quarter from 29.7% in 1995. Increases in poultry and certain meat products made up most of the increase. The Company is continually looking for ways to keep these percentages down and still give its customers good value.

Labour and Benefits Costs

Labour costs decreased to 33.1% of sales in the June 30, 1996 period from 34.1% in 1995. The closure of two high labour locations accounted for the majority of the decrease.

Occupancy and Other Operating Costs

Occupancy and other operating costs, as a percentage of sales decreased to 27.9% in the 1996 period from 29.0% in 1995, reflecting the positive impact of the Company's expansion away from mall based locations and primarily into hotel based locations.

Depreciation and Amortization Expense

Depreciation and amortization expense remained basically unchanged at 4.6% of sales for the 1996 period compared to 4.5% in 1995.

General and Administrative Costs

General and administrative expenses increased to CDN $601,316 for the June 30, 1996 period from CDN $489,703 in the comparable period of 1995. As a percentage of sales, the increase was from 7.6% in 1995 to 9.2% in 1996. The increase was the annualization of steps taken during 1995 to gear up for the Company's expansion program. Management expects the growth in general and administrative costs to slow significantly and to decrease as a percentage of sales as new stores are opened.

Interest on Long Term Debt

Interest  expense
increased from CDN $11,977 for the 1995 quarter to CDN $60,845 in the 1996 quarter. The increase was due to additional long term debt incurred during 1995 in order to fund the Company's expansion plans. At June 30, 1996 the Company had over CDN $2,000,000 invested in interest bearing securities and had sufficient funds to meet its current expansion plans.

(Loss) before Taxes

Net loss, before the one time reserve recorded in 1995, increased from CDN ($327,409) in 1995 to CDN ($412,949 in 1996. The increase was due to increased general and administrative expenses and higher interest on long term debt. In both cases, the increases were largely related to the Company's expansion plans. The next step in these expansion plans was the opening of a new restaurant at the Holiday Inn on the Embarcadero in San Diego, CA (opened July 4, 1996) and a new restaurant in the entertainment district of Toronto, Ontario (opened in the fall of 1996).

Liquidity and Capital Resources

At March 31, 1996 the Company had cash resources totaling CDN $3,893,656 from which to finance its expansion plans. The Company had two restaurants under construction. Capital requirements from March 31, 1996 through to the opening of these locations was estimated at CDN $1.6 million.

Six Months Ended June 30, 1996 (unaudited) vs. June 30, 1995 (unaudited)

For the six months ended June 30, 1996 the Company's net loss was CDN ($794,042) compared to a net loss of CDN ($1,411,231) for the corresponding period in 1995. The 1995 figure included a reserve of CDN $900,000 related to costs of closing three operations. Excluding the reserve, the 1995 net loss was CDN ($511,231). The 1995 figure was restated to reflect a change in the income tax estimate. Income from store operations increased to CDN $497,754 in the 1996 period from CDN $417,539 in 1995. Higher general and administrative costs and interest on long term debt as the Company continued with its expansion plans, resulted in the increased net loss before the reserve. On a per share basis, the net loss per share for the 1996 period was CDN ($0.30) compared to CDN ($0.57) (CDN ($0.21) before the reserve) in 1995. There were a weighted average of 2,628,129 shares outstanding in 1996 compared to 2,493,500 in 1995.

The 1995 results included partial results for three locations closed during the period. The results for the 1996 period included the results of three new locations (Philadelphia, PA, opened February 28, 1995; Rosie's on Robson New York style deli, opened in Vancouver, BC on August 8, 1995; and the Elephant on Campus, opened on the campus of the British Columbia Institute of Technology on September 23, 1995.)

Sales

Overall, sales increased 0.2% from CDN $12,617,087 in 1995 to CDN $12,642,465 in 1996. For the twelve Canadian locations open throughout both periods, sales increased 0.8%. For the one U.S. location open throughout both periods, sales increased 16.7%. In both cases, this reversed a trend that had prevailed throughout 1995. Management was encouraged that consumer optimism was increasing, and looked for the trend to continue. Management was particularly encouraged by the sales increases in its two hotel based restaurants that had been open for more than one year. The Winnipeg location achieved an increase of 13.3% for the six month period and Philadelphia increased 21.9% in the second quarter.

Food and Beverage Costs

Food and beverage costs, as a percentage of sales, increased to 30.4% in the 1996 period from 29.4% in 1995. Increases in poultry and certain meat products made up most of the increase. The Company continued to look for ways to bring these percentages down and still give its customers good value.

Labour and Benefits Costs

Labour costs decreased to 33.1% of sales in the 1996 period from 34.1% the previous year. The closure of two high labour locations accounted for the majority of the decrease.

Occupancy and Other Operating Costs

Occupancy and other operating costs, as a percentage of sales, decreased to 27.4% in the 1996 period from 28.8% the previous year, reflecting the positive impact of the Company's expansion away from mall based locations and primarily into hotel based locations.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to CDN $660,401 (5.2% of sales) for the 1996 period compared to CDN $514,119 (4.1% of sales) in 1995. The increase is attributable to the new locations and includes amortization of pre-opening costs of CDN $143,053 in 1996 compared to CDN $110,291 in 1995.

General and Administrative Costs

General and administrative expenses increased to CDN $1,170,487 for the six months ended June 30, 1996 from CDN $904,551 in the comparable period of 1995. As a percentage of sales the increase was from 7.2% in 1995 to 9.3% in 1996. The increase was the annualization of steps taken during 1995 to gear up for the Company's expansion program. Management expected the growth in general and administrative costs to slow significantly and to decrease as a percentage of sales as new stores were opened.

Interest on Long Term Debt

Interest expense increased from CDN $24,219 for the 1995 period to CDN $121,309 in the 1996 period. The increase is due to additional long term debt incurred during 1995 in order to fund the Company's expansion plans. At June 30, 1996 the Company had over CDN $2,000,000 invested on interest bearing securities and had sufficient funds to meet its current expansion obligations.

(Loss) before Taxes

Net loss, before the one time reserve recorded in 1995, increased from CDN ($511,231) in 1995 to CDN $(794,042) in the 1996 period. The increase was due to increased general and administrative expenses and higher interest on long term debt. In both cases, the increases were largely related to the Company's expansion plans. The nest step in these expansion plans was to open a new restaurant at the Holiday Inn on the Bay in San Diego, CA (opened July 2, 1996) and a new restaurant in the entertainment district of Toronto, Ontario (opened in the fall of 1996).

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   Elephant & Castle Inc.
                                                        Registrant


Date:  August 14, 1997                             s/s J.M. Barnett
                                                   ----------------
                                                   J.M. Barnett
                                                   President & CEO


Date:  August 14, 1997                             s/s D. Debou
                                                   ------------
                                                   D. Debou
                                                   Chief Financial Officer