Form 10QSB
period 1997-09-30
ELEPHANT & CASTLE GROUP INC
filed 1997-11-14
CIK 899849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1997

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

      856 Homer St., Suite 500, Vancouver, B.C. Canada          V6132W5
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

                 Common shares at September 30, 1997: 2,985,447

                         ELEPHANT & CASTLE GROUP INC.
                         Consolidated Balance Sheets
                         September 30, 1997
                         Canadian Dollars
                         (unaudited)

                                                    September 30/97     September 30/96
ASSETS
Current
   Cash                                                2,995,623             1,869,763
   Accounts Receivable                                   958,517               443,378
   Inventory                                             559,619               521,020
   Deposits & Prepaids                                   868,511               764,697
                                                 ----------------      ----------------
                                                       5,382,270             3,598,858

Fixed Assets                                          12,674,666            10,221,367
Goodwill                                               1,968,170                     0
Other Assets                                           1,284,676               813,899
                                                 ----------------      ----------------
                                                      21,309,782            14,634,124
                                                 ----------------      ----------------

LIABILITIES
Current
   Accounts Payable                                    2,902,101             2,845,012
   Current Portion of Capital Leases                           0                59,382
   Current Portion of Long Term Debt                     443,641               451,173
                                                 ----------------      ----------------
                                                       3,345,742             3,355,567

Obligation Under Capital Leases                                0                     0

Long Term Debt                                         9,947,074             4,885,045

Deferred Income Taxes                                    231,000               231,000
                                                 ----------------      ----------------
                                                      13,523,816             8,471,612
                                                 ----------------      ----------------

SHAREHOLDERS' EQUITY
Capital Stock                                         10,990,362             8,092,065
Retained Earnings                                    (3,204,396)           (1,929,553)
                                                 ----------------      ----------------
                                                       7,785,966             6,162,512
                                                 ----------------      ----------------

                                                     $21,309,782           $14,634,124
                                                 ----------------      ----------------



See notes to financial statements

                                                 Elephant & Castle Group Inc.
                                                 Consolidated Statements of Income
                                                 For the Three and Nine Months Ended September 30, 1997
                                                 Canadian Dollars
                                                 (unaudited)

                                                            Three Months Ended September 30,          Nine Months Ended June 30,
                                                                 1997              1996                1997                1996
                                                           ------------        ------------        ------------        ------------
SALES                                                      $  8,719,271        $  7,897,518        $ 24,375,289        $ 20,539,983
                                                           ------------        ------------        ------------        ------------

RESTAURANT EXPENSES
  Food and Beverage Costs                                     2,582,174           2,344,706           7,176,999           6,184,793
  Restaurant operating expenses
    Labour                                                    2,772,963           2,566,532           8,002,080           6,749,664
    Occupancy and other                                       2,255,861           2,033,093           6,504,238           5,494,184
  Depreciation and Amortization                                 423,560             411,779           1,413,949           1,072,180
                                                           ------------        ------------        ------------        ------------
                                                              8,034,558           7,356,110          23,097,266          19,500,821
                                                           ------------        ------------        ------------        ------------

INCOME FROM RESTAURANT OPERATIONS                               684,713             541,408           1,278,023           1,039,162

GENERAL AND ADMINISTRATIVE EXPENSES                             607,774             585,619           1,758,199           1,756,106

INTEREST ON LONG TERM DEBT                                      153,000              86,373             345,375             207,682
                                                           ------------        ------------        ------------        ------------

(LOSS) BEFORE INCOME TAXES                                      (76,061)           (130,584)           (825,551)           (924,626)

INCOME TAX (RECOVERY)                                                 0                   0                   0                   0

                                                           ------------        ------------        ------------        ------------
NET (LOSS) BEFORE RESERVE                                       (76,061)           (130,584)           (825,551)           (924,626)

RESERVE FOR COSTS ON CLOSING
     OF LOCATION                                                200,000                   0             200,000                   0

NET (LOSS) FOR THE PERIOD                                      (276,061)           (130,584)         (1,025,551)           (924,626)
                                                           ------------        ------------        ------------        ------------

Average number of shares outstanding                          2,985,447           2,675,166           2,933,053           2,643,808

Earnings per share - before reserve                        ($      0.03)       ($      0.05)       ($      0.28)       ($      0.35)
Earnings per share - including reserve                     ($      0.09)       ($      0.05)       ($      0.35)       ($      0.35)

See notes to financial statements

                        ELEPHANT & CASTLE GROUP INC.
                        Consolidated Statements of Cash Flow
                        Nine Months Ended September 30, 1997
                        Canadian Dollars
                        (Unaudited)


                                                        September 30/97     September 30/96
OPERATING ACTIVITIES

NET INCOME (LOSS)                                       (1,025,551)                 (924,626)

   Add: Items not involving cash
      Depreciation and amortization                       1,413,949                 1,072,180
      Deferred finance charge amortization                  152,328                   138,492
      Amortization of goodwill                               36,605                         0
      Loss on disposal of fixed assets                      147,832                         0
                                                     ---------------       -------------------
                                                            725,163                   286,046
                                                     ---------------       -------------------
CHANGES IN NON-CASH WORKING CAPITAL
      Accounts receivable                                 (295,948)                    97,371
      Inventory                                              90,314                  (19,321)
      Deposits and prepaid expenses                       (257,306)                 (255,154)
      Accounts payable and accrued liabilities            (578,787)                 (245,155)
                                                     ---------------       -------------------
                                                        (1,041,727)                 (422,259)
                                                     ---------------       -------------------
                                                          (316,564)                 (136,213)
                                                     ---------------       -------------------
INVESTING ACTIVITIES
   Acquisition of fixed assets                          (2,562,876)               (2,379,135)
   Acquisition of other assets                            (664,392)                 (562,452)
   Acquisition of trademark                                 (6,850)                         0
                                                     ---------------       -------------------
                                                        (3,234,118)               (2,941,587)
                                                     ---------------       -------------------
FINANCING ACTIVITIES
   Deferred finance charges                               (171,250)                         0
   Obligation under capital leases                         (21,411)                  (35,899)
   Proceeds from long-term debt                           5,480,000                         0
   Repayment of long-term debt                            (425,948)                  (48,296)
   Issuance of shares for cash                              712,632                         0
                                                     ---------------       -------------------
                                                          5,745,273                  (84,195)
                                                     ---------------       -------------------

INCREASE IN CASH DURING PERIOD                            2,194,591               (3,161,995)

CASH AT BEGINNING OF PERIOD                                 801,032                 5,031,758
                                                     ---------------       -------------------

CASH AT END OF PERIOD                                    $2,995,623                $1,869,763
                                                     ---------------       -------------------

See notes to financial statements

                           Elephant & Castle Group Inc.
                           Condensed Consolidated Statements of Shareholders' Equity
                           For the Nine Months Ended September 30, 1997
                           Canadian Dollars
                           (Unaudited)

                                                               1997                        1996
                                                          ----------------            ---------------
Balance at beginning of period                                 $7,697,098                 $7,087,138

   Issue of shares
       for cash                                                   712,632                          0
       for interest                                               380,552                          0
       for directors' fees                                         21,235                          0

   Net loss                                                   (1,025,551)                  (924,626)

                                                          ----------------            ---------------

Balance at end of period                                       $7,785,966                 $6,162,512
                                                          ----------------            ---------------


See notes to financial statements

ELEPHANT & CASTLE GROUP INC.
NOTES TO FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
Canadian Dollars
(Unaudited)


1. The accompanying interim financial statements for the three and nine month periods ended September 30, 1997 and September 30, 1996, have been prepared by management and have not been audited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation in Canada. Operating results for the interim periods are not indicative of the results of any other interim periods or for the full year.


2. Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10-K SB for the Year Ended December 31, 1996, as filed with the Securities and Exchange Commission):

                                                    Three months ended Sept. 30            Nine months ended Sept. 30
                                                       1997             1996                   1997                1996

 NET LOSS - CANADA                                  ($276,061)        ($130,584)            ($1,025,551)          ($924,626)

 ADJUSTMENTS:

 Amortization of leasehold improvement costs          (11,000)          (11,000)                (33,000)            (33,000)

 Income tax effect of adjustments                           0                 0                       0                   0
                                                            --                --                      --                 --

 NET LOSS - UNITED STATES                           ($287,061)        ($141,584)            ($1,058,551)          ($957,626)
                                                    ----------        ----------            ------------          ----------


 NET LOSS PER COMMON SHARE:

 Canada                                                ($0.09)           ($0.05)                 ($0.35)             ($0.35)

 United States                                         ($0.10)           ($0.05)                 ($0.36)             ($0.36)


 AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:                                 2,985,447         2,675,166               2,933,053           2,643,808


3. The Company closed a location in Thunder Bay, Ontario on August 30, 1997. The net loss for the three and nine months ended September 30, 1997 include a one time expense of $200,000, representing the costs associated with closing the location.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

None

Item 2 - Changes in Securities

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

The Company closed a location in Thunder Bay, Ontario on August 30, 1997. The Company opened a new location in Seattle, WA on August 28, 1997.

Item 6 - Exhibits and Reports on Form 8-K

             Exhibits
             -----------

             None.

             Reports on Form 8-K
             ----------------------------------

             None.

MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 (unaudited) vs. September 30, 1996 (unaudited)

Net Income

For the three months ended September 30, 1997, the Company's net loss was CDN $276,061 compared to CDN $130,584 for the corresponding period in1996. Included in the 1997 figure was a CDN $200,000 one time expense related to the closure of a location in Thunder Bay, Ontario. Loss per share for the current period was CDN ($0.09) (CDN ($0.03) before the one time expense), compared to CDN ($0.05) in 1996. The average number of shares outstanding increased from 2,675,166 in 1996 to 2,985,447 for the current period.

Sales

Sales increased 10.4% during the three months ended September 30, 1997 to CDN $8,719,271 from CDN $7,897,518 for the comparable period in 1996. The 1997 figure includes sales for three new locations at the Mall of America in Bloomington, Minnesota (acquired October 8, 1996), the entertainment district of downtown Toronto, Ontario (opened October 21, 1996) and downtown Seattle WA (opened August 28, 1997). The Company closed two locations during 1997, in Vancouver, British Columbia on February 28, 1997 and in Thunder Bay, Ontario on August 30, 1997.

For the twelve Canadian locations open throughout both periods, sales for the three months ended September 30, 1997 totaled $4,484,914 and were down 3.9% compared to the corresponding period for 1996. Several locations continue to suffer from sales decreases greater than 7%, which more than offsets positive sales trends at other locations. Expenses are being reduced wherever possible to mitigate the impact of continuing lower sales at those Canadian locations.

For the three U.S. locations open throughout both periods, sales for the three months ended September 30, 1997 totaled US $1,499,564 and were down 8.9% compared to the corresponding period for 1996. The 1996 figures had been impacted by a major, non-recurring event at one location, and 1997 sales were expected to be lower than for the comparative period.

The new Bloomington location's sales were in line with management's operating forecasts. Sales for the new Toronto location were in line with management's operating plans.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved slightly to 29.6% for the three months ended September 30, 1997 compared to 29.7% for the corresponding period in 1996. This is the third consecutive quarter of improved food and beverage cost percentages. Management continues to review all purchasing procedures, recipes and menus and the improvement is expected to continue.

Labour and Benefits Costs

Labour and benefits decreased from 32.5% of sales in 1996 to 31.8% for the current period. The Company continues to review its scheduling procedures and controls, with the goal of continuing to reduce its labour and benefits costs.

Occupancy and Other Operating CostsOccupancy and other operating expenses increased slightly as a percentage of sales from 25.7% in 1996 to 25.9% for the current period. One of the Company's goals continues to be to drive down occupancy and other operating costs as a percentage of sales by opening new locations with more favourable occupancy costs and by closing or modifying existing units in high occupancy locations.

Depreciation  and  Amortization   Expense

Depreciation and amortization costs decreased to 4.9% of sales for the current period from 5.2% last year. The decrease is attributable to lower amortization of pre-opening costs at new locations. Amortization of pre-opening costs was CDN $60,550 in 1997, compared to CDN $112,961 in 1996.

General and Administrative Costs

General and administrative costs decreased from 7.4% of sales in 1996 to 6.9% in the current period. The Company anticipates its General and Administrative costs will increase as a percentage of sales for the balance of 1997 as two new senior executives have been hired, both starting in August, 1997. Mr. Colin Stacey, former President of Keg Restaurants, an eighty-five location chain of Canadian steakhouses, has been hired as Chief Operating Officer responsible for Canadian operations. Mr. Martin O'Dowd, former President of Rainforest Cafe Inc., has been hired as President of the U.S. operations, and will have additional responsibilities related to the development of Rainforest Cafes in Canada. The Company believes its long term general and administrative expense percentage can be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

On July 18, 1997 the Company completed a US $2,000,000 convertible debenture financing with subsidiaries and affiliates of a French Bank. In March, 1997 the Company had also issued US $2,000,000 in convertible subordinated debentures to General Electric Private Placement Partners, II, a U.S. based limited partnership with which it had previously arranged a similar US $3,000,000 financing. As a result, interest on long term debt was higher in the 1997 quarter than in the 1996 period. Subsequent to September 30, 1997 the Company issued an additional US $2,000,000 in convertible subordinated debentures to General Electric Private Placement Partners, II. Therefore, interest on long term debt will continue to be higher for the balance of 1997 than for the comparable periods in 1996.

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($76,061) for the 1997 period compared to a loss of CDN ($130,584) for the 1996 period. As discussed above, the positive impact of higher sales and improved food and beverage margins, plus improvements in labour, were largely offset by increases in general and administrative costs and interest expenses as the Company positioned itself to roll-out its expansion plans, including the development of Rainforest Cafe in Canada. Management believes that its expansion plans will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred a loss in the three month period ended September 30, 1997 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Reserve for Costs on Closing of Location

On August 30, 1997 the Company closed its location in Thunder Bay, Ontario. A one time expense of CDN $200,000 was incurred to recognize the costs associated with this closure.

Nine Months Ended September 30, 1997 (unaudited) vs. September 30, 1996 (unaudited)

Net Income

For the nine months ended September 30, 1997 the Company's net loss was CDN ($1,025,551) compared to a net loss of CDN ($924,626) for the corresponding period in 1996. Included in the 1997 figure was a CDN $200,000 one time expense related to the closure of a location in Thunder Bay, Ontario. On a per share basis, the net loss for the current period was CDN ($0.35) (CDN ($0.28) before the one time expense) compared to CDN ($0.35) in 1996. There were a weighted average of 2,933,053 shares outstanding in 1997 compared to 2,643,808 in 1996.

Sales

Sales increased 18.7% during the nine months ended September 30, 1997 to CDN $24,375,289 from CDN $20,539,983 for the comparable quarter in 1996. The 1997 figure includes sales for four new locations, at the Holiday Inn on the Bay in San Diego, California (opened July 2, 1996), the Mall of America in Bloomington, Minnesota (acquired October 8, 1996), the entertainment district of downtown Toronto, Ontario (opened October 21, 1996) and downtown Seattle (opened August 28, 1997). The Company closed two locations during 1997, in Vancouver, British Columbia on February 28, 1997 and Thunder Bay, Ontario on August 28, 1997.

For the twelve Canadian locations open throughout both periods, sales for the nine months ended September 30, 1997 totaled CDN $12,855,774 and were down 5.5% compared to the corresponding period for 1996. Six locations experienced sales increases during the period. The magnitude of the decreases in the other six locations more than offset these increases.

For the two U.S. locations open throughout both periods, sales for the nine months ended September 30, 1997 totaled US $2,814,375 and were down 3.2% compared to the corresponding period for 1996.

For the new San Diego location, sales for the nine months ended September 30, 1997 were short of management's operating plans, caused in part by some delays in completing an outdoor seating area, and in part by some renovations in the Holiday Inn hotel in which the restaurant is situated. The new Bloomington location's sales were in line with management's expectations for the later portion of the 1997 period after some minor renovations and menu adjustments were made. Sales for the new Toronto location continue to exceed management's operating plans.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 29.4% for the nine months ended September 30, 1997 compared to 30.1% for the corresponding period in 1996. The improvement was widespread, with virtually all locations showing better percentages. Management believes its continuous review of all purchasing procedures, recipes and menus is the reason for the positive results, and the improvement is expected to continue.

Labour and Benefits Costs

Labour and benefits costs decreased marginally from 32.9% of sales in 1996 to 32.8% for the nine months ended September 30, 1997. Increases in some of the stores that experienced significant sales decreases largely offset improvements at most other locations.

Occupancy and Other Operating Costs

Occupancy and other operating expenses were essentially flat as a percentage of sales at 26.7% in both periods. One of the Company's goals continues to be to reduce occupancy and other operating costs as a percentage of sales by opening new locations with more favourable and controllable occupancy costs and by closing or modifying existing units in high occupancy locations.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 5.8% of sales for the nine months ended September 30, 1997 from 5.2% for the corresponding period in 1996. The increase is attributable to depreciation on the new locations plus the amortization of pre-opening costs of new locations. Amortization of pre-opening costs was CDN $356,533 for the nine months ended September 30, 1997 compared to CDN $254,166 in 1996.

General and Administrative Costs

General and administrative costs decreased from 8.5% of sales for the nine months ended September 30, 1996 to 7.2% in the current period. The Company anticipates its general and administrative costs will increase as a percentage of sales for the balance of 1997 as two new senior executives have been hired, both starting in August, 1997. Mr. Colin Stacey, former President of Keg Restaurants, an eighty-five location chain of Canadian steakhouses, has been hired as Chief Operating Officer responsible for Canadian operations. Mr. Martin O'Dowd, former President of Rainforest Cafe, Inc. has been hired as President of the U.S. operations, and will have additional responsibilities related to the development of Rainforest Cafes in Canada. The Company believes its long term general and administrative expense percentage can be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

On March 14, 1997 the Company completed an additional US $2,000,000 convertible subordinated note financing with General Electric Private Placement Partners, II, a U.S. based limited partnership with which it had also arranged a similar US $3,000,000 financing in 1995. On July 18, 1997 the Company completed a US $2,000,000 convertible debenture financing with subsidiaries and affiliates of a French Bank. As a result, interest on long term debt was higher in the nine months ending September 30, 1997 than in the corresponding period in 1996. Subsequent to September 30, 1997 the Company issued an additional US $2,000,000 in convertible subordinated General Electric Private Placement Partners, II. Therefore, interest on long term debt will continue to be higher for the balance of 1997 than for comparable periods in 1996.

(Loss) before Taxes

The Company incurred a loss before, income taxes and one time expense, of CDN ($825,551) for the nine months ended September 30, 1997 compared to a loss of CDN ($924,626) for the 1996 period. As discussed above, the positive impact of higher sales, improved food and beverage margins, plus improvements in labour were largely offset by increases in depreciation, amortization and interest expenses. Management believes that the continued build-out of additional hotel-based restaurants, plus the development of Rainforest Cafe in Canada will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred a loss in the nine month period ended September 30, 1997 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Reserve for Costs on Closing of Location

On August 30, 1997 the Company closed its location in Thunder Bay, Ontario. A one time expense of CDN $200,000 was incurred to recognize the costs associated with this closure.

Liquidity and Capital Resources

Changes in non-cash working capital items resulted in a net use of funds of CDN $1,041,727 in the nine month period ended September 30, 1997, compared to a net use of funds of CDN $422,259 in the comparable period of 1996. The principal usage in both periods was to reduce accounts payable.

In March, 1997 the Company completed a financing with a major U.S. based limited partnership, General Electric Private Placement Partners, II (GEIPPP,II) for US $2,000,000 in convertible subordinated notes. This was the second tranche of a financing agreement signed in 1995. Subsequent to September 30, 1997 a third tranche, for an additional US $2,000,000 was completed. There are up to US $2,000,000 additional notes available, subject to certain conditions. In July, 1997 the Company also competed a US $2,000,000 convertible debenture financing with a subsidiary and affiliates of a French Bank. The principal usage of the funds raised in 1997 was for construction of new restaurants in Seattle, WA and Boston MA., plus initial requirements for the Company's joint venture agreement with Rainforest Cafe Inc. to develop Rainforest cafes in Canada. During the nine months ended September 30, 1997 the Company invested CDN $2,562,876 in fixed assets, primarily related to the Seattle and Boston restaurants, The Seattle restaurant opened on August 28, 1997. While the Boston location is still under construction and is expected to open in the fourth quarter. At September 30, 1997 the Company's cash balance was CDN $2,995,623, sufficient to complete construction of the Boston restaurant and meet its immediate needs for the Rainforest development. The Company will need to raise additional funds in 1998 to satisfy the capital requirements of this project, and anticipates it will be successful in doing so.

Three Months Ended September 30, 1996 (unaudited) vs. September 30, 1995 (unaudited)

Net Income

For the three months ended September 30, 1996 the Company's net loss was CDN ($130,584) compared to a net income of CDN $14,404 for the corresponding period in 1995. The 1995 figure was restated to reflect a change in the income tax estimate. Income from store operations increased to CDN $541,408 in the September 30, 1996 period from CDN $508,645 in the 1995 period. Higher general and administrative costs and interest on long term debt as the Company continued with its expansion plans, however, resulted in increased net loss. On a per share basis, the net loss for the September 30, 1996 period was CDN ($0.05) compared to income of CDN $0.01 in 1995. There were a weighted average of 2,675,166 shares outstanding in 1996 compared to 2,493,500 in 1995.

The results for the September 30, 1996 period included the results of two new locations (Rosie's on Robson New York style deli, opened in Vancouver, BC on August 8, 1995; and the Elephant on Campus, opened on the campus of the British Columbia Institute of Technology on September 23, 1995). The 1996 period also included the results for a new location opened on July 4, 1996 at the Holiday Inn on the Bay in San Diego, CA.

Sales

Overall, sales increased 25.8% from CDN $6,276,521 for the September 30, 1995 period to CDN $7,897,518 for the 1996 period. For the twelve Canadian restaurants open throughout both periods, sales decreased 1.7%. For the two U.S. stores open throughout both periods, sales increased 23.9%. Four mall-based Canadian operations suffered sales decreases in excess of 5% and management was looking at all aspects of these operations with the goal of generating additional sales or otherwise reducing costs. Sales increases in its two hotel based restaurants that were open in both periods were particularly significant, with its Winnipeg location showing an increase of 17.1% and Philadelphia increasing 32.0%. These increases were continuations of sales patterns of the second quarter.

Food and Beverage Costs

Food and beverage costs, as a percentage of sales, increased to 29.7% in the September 30, 1996 quarter from 28.7% in 1995. Continued increases in poultry and certain meat products made up most of the increase. Labour and Benefits CostsLabour costs increased to 32.5% of sales in the September 30, 1996 period from 32.0% in 1995. The stores experiencing sales decreases contributed to the increase as difficulties were experienced in reducing actual labour costs in the same ratio as the sales decreases.

Occupancy and Other Operating Costs

Occupancy and other operating costs, as a percentage of sales decreased to 25.7% in the 1996 period from 26.4% in 1995, reflecting the positive impact of the Company's expansion away from mall based locations and primarily into hotel based locations.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to 5.2% of sales for the 1996 period compared to 4.8% in 1995, due to increased amortization of pre-opening expenses for new locations.

General and Administrative Costs

General and administrative expenses (G&A) increased to CDN $585,619 for the September 30, 1996 period from CDN $471,946 in the comparable period of 1995. As a percentage of sales, G&A decreased from 7.5% in 1995 to 7.4% in 1996. The increase in dollar terms was the annualization of steps taken during 1995 to gear up for the Company's expansion program. Management expects the growth in general and administrative costs to slow significantly and to continue to decrease as a percentage of sales as new stores are opened.

Interest on Long Term Debt

Interest expense increased from CDN $22,295 for the 1995 quarter to CDN $86,383 in the 1996 quarter. The increase was due to additional long term debt incurred during 1995 in order to fund the Company's expansion plans.

(Loss) before Taxes

Net loss increased from income of CDN $14,404 in 1995 to a loss of CDN ($130,584) in 1996. The increase was due to increased general and administrative expenses and higher interest on long term debt. In both cases, the increases were largely related to the Company's expansion plans. These expansion plans continued in the 1996 period with the opening of a new restaurant at the Holiday Inn on the Embarcadero in San Diego, CA (opened July 4, 1996) and subsequent to the end of the period in the entertainment district of Toronto, Ontario (October 23, 1996).

Nine Months Ended September 30, 1996 (unaudited) vs. September 30, 1995 (unaudited)

For the nine months ended September 30, 1996 the Company's net loss was CDN ($924,626) compared to a net loss of CDN ($1,396,827) for the corresponding period in 1995. The 1995 figure included a reserve of CDN $900,000 related to costs of closing three operations. Excluding the reserve, the 1995 net loss was CDN ($496,827). The 1995 figure was restated to reflect a change in the income tax estimate. Income from store operations increased to CDN $1,039,162 in the 1996 period from CDN $926,184 in 1995. Higher general and administrative costs and interest on long term debt as the Company continued with its expansion plans, resulted in the increased net loss before the reserve. On a per share basis, the net loss per share for the 1996 period was CDN ($0.35) compared to CDN ($0.56) (CDN ($0.20) before the reserve) in 1995. There were a weighted average of 2,643,808 shares outstanding in 1996 compared to 2,493,500 in 1995.

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

Sales

Overall, sales increased 8.7% from CDN $18,893,608 in 1995 to CDN $20,539,983 in 1996. For the twelve Canadian locations open throughout both periods, sales decreased 0.1%. For the one U.S. location open throughout both periods, sales increased 11.6%. Sales increases in two hotel based restaurants that had been open for more than one year were deemed to be particularly significant. The Winnipeg location achieved an increase of 14.5% for the nine month period and Philadelphia increased 32.0% in the third quarter.

Food and Beverage Costs

Food and beverage costs, as a percentage of sales, increased to 30.1% in the 1996 period from 29.2% in 1995. Increases in poultry and certain meat products made up most of the increase.

Labour and Benefits Costs

Labour costs decreased to 32.9% of sales in the 1996 period from 33.6% the previous year. The closure of two high labour locations accounted for the majority of the decrease.

Occupancy and Other Operating Costs

Occupancy and other operating costs, as a percentage of sales, decreased to 26.8% in the 1996 period from 28.0% the previous year, reflecting the positive impact of the Company's expansion away from mall based locations and primarily into hotel based locations.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to CDN $1,072,108 (5.2% of sales) for the 1996 period compared to CDN $814,212 (4.3% of sales) in 1995. The increase is attributable to the new locations and includes amortization of pre-opening costs of CDN $254,166 in 1996 compared to CDN $182,246 in 1995.

General and Administrative Costs

General and administrative expenses increased to CDN $1,756,106 for the nine months ended September 30, 1996 from CDN $1,376,497 in the comparable period of 1995. As a percentage of sales the increase was from 7.3% in 1995 to 8.6% in 1996. The increase was the annualization of steps taken during 1995 to gear up for the Company's expansion program. Management expected the growth in general and administrative costs to slow significantly and to decrease as a percentage of sales as new stores were opened.

Interest on Long Term Debt

Interest expense increased from CDN $46,514 for the 1995 period to CDN $207,682 in the 1996 period. The increase is due to additional long term debt incurred during 1995 in order to fund the Company's expansion plans.

(Loss) before Taxes

Net loss, before the one time reserve recorded in 1995, increased from CDN ($496,827) in 1995 to CDN $(924,626) in the 1996 period. The increase was due to increased general and administrative expenses and higher interest on long term debt. In both cases, the increases were largely related to the Company's expansion plans. These expansion plans continued in the period with the opening of a new restaurant at the Holiday Inn on the Bay in San Diego, CA (opened July 4, 1996), and subsequent to the end of the period in the entertainment district of Toronto, Ontario (October 23, 1996).

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   Elephant & Castle Inc.
                                                   ----------------------
                                                        Registrant


Date:  November 14, 1997                           /s/ J.M. Barnett
                                                   ----------------
                                                   J.M. Barnett
                                                   President & CEO


Date:  November 14, 1997                           /s/ D. Debou
                                                   ------------
                                                   D. Debou
                                                   Chief Financial Officer