Form 10KSB/A
period 1996-12-31
ELEPHANT & CASTLE GROUP INC
filed 1997-12-30
CIK 899849

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K SB/A-1


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

         In December of 1995, the Company completed a major financing with a prominent U.S. private limited partnership money manager, General Electric Investment Private Placement Partners II ("GEIPPP II"). That financing added U.S. $1,000,000 (CDN $1,370,000) in equity and U.S. $3,000,000 (CDN $4,110,000)
in subordinated convertible notes to the Company's long term debt structure. In February of 1997, the Company completed an additional U.S. $2,000,000 (CDN $2,740,000) financing with GEIPPP II. The proceeds of the 1997 financing are intended to be used to pay for construction of new restaurants to be located at the Club Quarters hotel in the heart of the Boston, Massachusetts financial district, and the Cavanaugh Inn in the Seattle, Washington downtown entertainment district.

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

         The closing of the GEIPPP II financings and the potential availability of up to U.S.$4,000,000 (CDN $5,480,000) of additional financing by the sale of similar notes in the future significantly enhances the Company's ability to achieve the refocusing which is, and remains, the basis of its future expansion plans. However, additional capital will be required, particularly for the Canadian Rainforest restaurants venture.

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

The Canadian Rainforest Venture

         The Company expects to have final and binding agreements with Rainforest Cafe, Inc. ("RCI") at or about the date of filing of these materials. The draft agreements which are in existence currently provide for the establishment of a jointly-owned Canadian corporation, Canadian Rainforest
Restaurants,   Inc.   ("CRRI")  in  which  the  Registrant  and  RCI  will  have approximately an equal interest, but which the Registrant will effectively control day to day operations by the power to nominate three of the five CRRI directors and by a management agreement. The Registrant will simultaneously acquire, an exclusive Area Development Agreement, for U.S. $500,000, (CDN $685,000) U.S. $250,000 (CDN $342,000) paid in advance, and U.S. $50,000 (CDN
$68,500) per annum thereafter until the balance is paid. The Area Development Agreement will then be assigned to CRRI, the joint venture company. Each restaurant built within the exclusive territory of Canada will also enter into a license arrangement with RCI. The Rainforest restaurants, a trademark and tradename protected concept, provide patrons with a rainforest environment, which is both attractive and entertaining, and has been sought out by mall operators and others on favorable terms as a destination location. A section of the premises of each restaurant is set aside for the sale of rainforest related merchandise. In the United States, RCI has quickly expanded from its first unit at Mall of America, Bloomington, Minnesota to a total of six restaurants to date, with eight more proposed to be opened in the United States during 1997, and the first two foreign licensed units as well. RCI has also signed Area Development Agreements for foreign expansion in Mexico, England, France, Hong Kong and other areas. The Registrant expects to invest in excess of CDN $12,000,000 in the joint venture entity for the creation of least five Canadian Rainforest restaurants in Canada during the next forty-eight months. Each such restaurant is expected to contribute substantially to the Company' revenues and operating margins starting in late 1997 or 1998. The Company will receive a 2% management fee from each licensed restaurant in addition to distributions it receives as a shareholder of CRRI.

         Other Facilities.

         Alamo.

         In October of 1996, the Company acquired all of the capital stock of Alamo Grill, Inc. ("Alamo"), a one unit restaurant business located at the Mall of America, Bloomington, Minnesota. The Company issued 146,057 shares to the shareholders of Alamo's parent company and assumed U.S.$536,000 (CDN $734,320) in such entity's debt in connection with the transaction. The acquisition provides the Company with a "red meat" concept restaurant for the expansion of its hotel-based properties. The Company has no intention to use the Alamo name in its hotel properties and no intention of creating a chain of Alamo or Alamo-type restaurants at malls or free standing locations. The single unit Alamo has been successfully and profitably operated by the Company since October of 1992, and the Company will likely consider using the Alamo food format at other facilities in the near future.

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

         2. Reorganization. The Company was formed in 1992 as a holding company. The Company owns The Elephant and Castle Canada Inc., an Ontario corporation ("E&C Canada") (14 restaurants), and Elephant & Castle, Inc., a Texas corporation ("E&C Texas") (two restaurants) and Elephant & Castle, Inc., a Washington State corporation. E&C Canada was previously amalgamated in May 1990 to act as the sole operator of the business conducted by the 12 restaurants under the trade name "Elephant & Castle". E&C Texas was incorporated in Texas in 1983 for the purpose of creating an Elephant & Castle restaurant at an upscale mall in Houston, Texas. The mall development was not successful, and the restaurant was closed in 1985. The Company has a tax loss carryforward of approximately U.S. $1,000,000 (CDN $1,370,000) from the failed Houston restaurant. The benefits, if any, to be derived from the United States tax loss carryforward are not believed to be material in relation to the business of the Company as a whole.

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

                  vii. Trademarks; Licenses. The Company has registered "The Elephant & Castle Pub & Restaurant" with the Canadian Trade marks Office, and has registered "Elephant Mug" with the United States Patent and Trademark Office. The Company regards its "Elephant & Castle" and "Elephant Mug" trademarks as having sub stantial value and as being an important factor in the marketing of its restaurants. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks in its business. The Company acquired "The Elephant & Castle" trademark in the United States. The Company agreed to pay approximately U.S. $50,000 (CDN $68,500), plus a one-time fee of $5,000 (CDN $6,850) per location for the mark.

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

                  The Company has sought to attract and retain high- quality, knowledgeable restaurant management and staff. In units which the Company has had in operation five or more years, the Company has regularly retained a work force with a signficant number and percentage of its employees having continuous service with the Company. Currently, at such units the Company has 259 employees of which 25.5% are five-year veterans. In supervisory positions within the Company's restaurant business, the percentage is even higher (67.7%). Each restaurant is managed by one general manager, and from one to three assistant managers depending on volume. Each restaurant also has one kitchen manager and one to three assistant kitchen managers. On average, general managers have about five years' experience with the Company. The Company also employs regional managers and may be required to add additional supervisory people as the chain expands. As the Company adds new restaurants, its future success may depend in part on its ability to continue to attract and train capable additional managers. The Company also anticipates that the opening of additional restaurants including at hotel sites in the United States will require a commensurate increase in employees. The Company does not expect a proportionate increase in the number of corporate or administrative personnel.

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

         All of the restaurants are located on leased sites. The Company owns the furnishings, fixtures and equipment in each of its mall based restaurants. Existing restaurant leases have expirations ranging from 1997 through 2017 (including existing renewal options). The Company does not anticipate any difficulties renewing its existing leases as they expire. Mall leases typically provide for fixed rent plus payment of certain escalations and operating expenses, against a percentage at restaurant sales.

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

         The Registrant was a party to two ten (10) year lease agreements with Shilo Hotels ("Shilo") relating to facilities located at Yuma, Arizona and Pomona, California respectively. After a breakdown in the business relationship between the parties, on August 22, 1995, Shilo asserted legal claims against the Company, and commenced a litigation, still pending, in the Superior Court, State of Arizona, County of Yuma, in which the Company is represented by A. James Clark, Esq., Clark & Carter, Yuma, Arizona and other counsel. In the action, Shilo seeks unspecified general and special damages for alleged breaches of the lease agreements at Yuma and Pomona. In the opinion of management, the Registrant has potential valid defenses and mitigation of damage claims against Shilo, as well as properly stated counterclaims. A Motion for Summary Judgment by Shilo on the Yuma lease was denied in 1996, and a similar Motion on the Pomona lease has been deferred.

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


         The approximate number of record holders of the Company's common stock is 625.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Twelve Months ended December 31, 1996 vs. December 31, 1995

Net Income

For the year ended December 31, 1996, the Company's net loss was CDN $1,173,918 compared to net loss of CDN $1,578,167 for the corresponding period in 1995. The 1995 figure included a loss of CDN $900,000 for closing costs and anticipated legal disputes related to the closure of three locations during the year. Loss per share was CDN ($0.44), compared to CDN ($0.63), (CDN ($0.27) excluding the reserve).

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

For the one U.S. operation open throughout both periods, sales for the twelve months ended December 31, 1996 totaled US $980,025 (CDN $1,342,034) and were up 7.1% compared to the corresponding period for 1995.

For the Philadelphia Holiday Inn location, 1996 sales totaled US $2,897,937 (CDN $3,970,174) which significantly exceeded expectations. The new Vancouver locations sales for 1996 were CDN $2,830,411, which also significantly exceeded expectations. The new Burnaby location's sales were somewhat under expectations as the hours of operation were scaled back from initial plans. The new San Diego location's sales annualize at US $2,100,000 (CDN $2,817,000), which is slightly less than initial expectations. The acquired Minneapolis location continues to experience sales increases over comparable months under the previous ownership, and is meeting revenue expectations. The new Toronto location's sales have consistently exceeded expectations during the first three months of operation.

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

         Interest on Long Term Debt

In December, 1995 the Company completed a financing with a major U.S. based pension money manager, General Electric Investment Private Placement Partners II, which added US $3,000,000 (CDN $4,110,000) in subordinated convertible notes to the Company's long term debt. As a result, interest on long term debt increased from CDN $84,691 to CDN $334,356. In February, 1997 the Company completed an additional US $2,000,000 (CDN $2,740,000) financing with the same pension money manager and, as a result, interest on long term debt will be significantly higher in 1997.

(Loss) before Taxes

The Company incurred a loss before income taxes, of CDN ($1,173,918) for the 1996 period compared to a loss of CDN ($681,955) for the 1995 period. As discussed above, increased food, beverage and depreciation costs, plus interest on long term debt related to the US $3,000,000 (CDN $4,110,000) subordinated convertible notes incurred in December, 1995, had a negative impact on earnings. Management believes that the build out of additional hotel-based restaurants and other properties with fixed occupancy costs together with the disposition of older mall based properties, if successfully consummated, will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred losses in each of 1996 and 1995 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future years.

Liquidity and Capital Resources

The Company's cash balances at the end of the 1996 period were CDN $801,032. This compares to a cash balance of CDN $5,031,078 at the end of the 1995 period.

Capital expenditures were CDN $3,291,740 for the 1996 period, primarily for construction of the new San Diego and Toronto locations. The Company also acquired Alamo Grill, Inc., a profitable steak-house concept restaurant operating in the Mall of America in Minneapolis, Minnesota in 1996 for US $536,000 cash (CDN $734,320) and US $1,000,000 (CDN $1,370,000) stock. This gives the Company a third "brand" to offer for potential expansion locations.

Changes in non-cash working capital items resulted in a net use of funds of CDN $181,783 on the twelve months ended December 31, 1996 compared to a source of funds of CDN $808,769 in the comparable period for 1995. The principal usage s in 1996 were in deposits and prepaid expenses, inventory and accounts receivable, offset by an increase in accounts payable.

In February, 1997 the Company completed a financing with a major U.S. based pension money manager, GEIPPP II for US $2,000,000 (CDN $2,740,000) in convertible subordinated notes. This was the second tranche of financing agreement signed in 1995, and there are up to US $4,000,000 (CDN $5,480,000) additional notes available, subject to certain conditions.

The Company plans to use the US $2,000,000 (CDN $2,740,000) to pay for construction of new locations in Boston, MA and Seattle, WA. The Boston location will be in a new Club Quarters hotel currently under construction in the heart of Boston's financial district. The Seattle location will be in the recently opened Cavanaugh's Inn in Seattle's downtown entertainment section. Both are expected to open in summer, 1997.

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


Twelve Months Ended December 31, 1995 vs. December 31, 1994

Net Income

For the year ended December 31, 1995, the Company's net loss was CDN $1,581,955 compared to net income of CDN $213,166 for the corresponding period in 1994. The 1995 figure included a loss of CDN $900,000 for the closing costs and anticipated legal disputes related to the closure of three locations during the year. Loss per share was CDN ($0.63), compared to income per share of CDN $0.09 per share in 1994.

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

For the one U.S. operation open throughout both periods, sales for the twelve months ended December 31, 1995 totaled US $914,693 (CDN $1,253,619) and were down 6.1% compared to the corresponding period for 1994. This location relies heavily on cross-border shopping by Canadians and the sales decline reflects the relative low value of the Canadian dollar versus the U.S. dollar and also the continued cautiousness on the part of Canadian consumers.

For the new Winnipeg Holiday Inn Location, 1995 sales totaled CDN $2,423,542 which far exceeds the average sales of CDN $1,342,500 for mall-based locations, and continue to grow. The new Philadelphia location's sales annualize at US
$2,400,000 (CDN $3,288,000), which is in line with expectations. The new Rosedale location's sales were CDN $961,728 for less than five month's activity, and continue to meet expectations. The Burnaby location operates on limited hours to reflect student demands, and sales are in line with expectations.

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

         Consolidated Financial Statements

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statements of Shareholders' Equity

         Consolidated Statements of Cash Flows


         Notes to Consolidated Financial Statements - Amended December 18, 1997

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

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Income
Years Ended December 31
(Canadian Dollars)

                                                         1996            1995            1994
                                                     ------------    ------------    ------------
Sales ............................................   $ 29,283,950    $ 25,764,339    $ 25,414,275
                                                     ------------    ------------    ------------

Restaurant Expenses
  Food and beverage ..............................      8,852,677       7,622,183       7,470,248
  Operating
         Labour ..................................      9,611,587       8,511,442       8,042,819
         Occupancy and other .....................      7,679,699       6,716,129       7,334,993
  Restaurant closing costs (note 12) .............              0         900,000               0
  Depreciation and amortization ..................      1,553,054       1,223,934         673,756
                                                     ------------    ------------    ------------

                                                       27,697,017      24,973,688      23,521,816
                                                     ------------    ------------    ------------

Income from Restaurant
  Operations .....................................      1,586,933         790,651       1,892,459
                                                     ------------    ------------    ------------

General and Administrative Expenses ..............      2,426,495       2,284,127       1,621,836
Interest on Long-Term Debt .......................        334,356          84,691          66,516
                                                     ------------    ------------    ------------

                                                        2,760,851       2,368,818       1,688,352
                                                     ------------    ------------    ------------

Income (Loss) Before Income Tax ..................     (1,173,918)     (1,578,167)        204,107
                                                     ------------    ------------    ------------

Income Tax (note 13)
  Current ........................................              0               0          54,000
  Income tax reduction arising from utilization of
      loss carry forwards ........................              0               0         (54,000)
                                                     ------------    ------------    ------------
                                                                0               0               0
                                                     ------------    ------------    ------------

Net Income (Loss) For Year .......................   $ (1,173,918)   $ (1,578,167)   $    204,107
                                                     ============    ============    ============

Earnings (Loss) Per Common Share .................   $      (0.44)   $      (0.63)   $       0.09
                                                     ============    ============    ============

Weighted Average Number of Shares Outstanding ....      2,682,533       2,502,759       2,440,583
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


         (d)      Pre-opening costs

                  Pre-opening costs represent amounts for staff training costs, payroll for trainees, rents paid pre-opening, advertising, travel and accommodation of trainers and supplies consumed pre-opening which costs are incurred to open new locations. These costs are amortized on a straight-line basis over 12 months.


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
                                                                    ===========

        The following pro-forma condensed consolidated income statement for the year ended December 31, 1996 with comparative figures for 1995, which are both unaudited, has been prepared giving effect to the acquisition of Alamo as if the transaction had taken place at January 1, 1996.

                                                          1996           1995
                                                     -------------   -----------
Sales ............................................   $  31,851,208   $29,376,146
                                                     =============   ===========

Restaurant expenses (including depreciation and
amortization of $1,641,473 in 1996 and
$1,328,611 in 1995) ..............................   $  29,825,626   $27,908,824
                                                     =============   ===========

General and administrative expenses (including
interest on long-term debt of $462,346 in 1996 and
$215,303 in 1995) ................................   $   3,261,582   $ 2,997,715
                                                     =============   ===========

Net loss .........................................   $   1,236,000   $ 1,530,393
                                                     =============   ===========

Net loss per share ...............................   $        0.44   $      0.58
                                                     =============   ===========

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
8.      LONG-TERM DEBT

                                                                     1996               1995
                                                                  ----------         ----------

General  Electric   Investment  Private  Placement
Partners  II, a  limited  partnership,  $3,000,000
U.S.  ($4,110,000 Cdn.)  convertible  subordinated
debentures,  interest  only  at 4%  per  annum  to
November  1996, 5% per annum to November  1997, 6%
per  annum  to  November  1998,  7% per  annum  to
November   1999  and  8%  per  annum   thereafter,
repayable in equal semi-annual  instalments of one
eighth  of  the   principal   amount   outstanding
commencing November 2001. In consideration for the
below  market   interest   rates,   the  agreement
provides  for the issuance to the lender of 70,555
common  shares in 1996 and 15,000 common shares in
each of  1997,  1998  and  1999.  The  lender  may
exercise its  conversion  privilege at any time on
the  basis  of one  share  for  each  $8  U.S.  of
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
                                                                    =========

9.      CAPITAL STOCK

         (a) During 1996, 70,555 shares were issued as consideration of $413,878 for the below market interest rate on the $3,000,000 U.S. ($4,110,000 Cdn.) convertible subordinated debenture (note 8).

         (b)      During   1996,   147,059   shares   were   issued   as  agreed
                  consideration of $1,000,000 U.S. ($1,370,000 Cdn.) to acquire Alamo Grill, Inc.

         (c) During 1995, 111,111 shares were issued at $9 U.S. per share in conjunction with the convertible subordinated debenture financing (note 8).

         (d) During 1994, 63,500 shares were issued to a director at $4.75 U.S. per share. At December 31, 1996, $300,000 U.S. ($411,000
                  Cdn.) of these proceeds were unpaid. The Company holds security in excess of the unpaid amount.

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

10.     CONTINGENCIES


         (a) The Company was a party to two ten year lease agreements with Shilo Hotels ("Shilo") relating to facilities located at Yuma, Arizona and Pomona, California respectively. The Company asserted certain claims against Shilo by reason of the lease agreements. Shilo, in turn, asserted claims against the Company and commenced litigation, still pending, in the Superior Court, State of Arizona, County of Yuma. In the action, Shilo seeks general and special damages amounting to approximately $2,560,000 U.S. ($3,486,000 Cdn.) for alleged breach of the lease agreements at Yuma and Pomona. In management's opinion, the Company has potential valid defenses and mitigation of damage claims against Shilo, as well as potential counterclaims. A provision of $646,979 Cdn. has been made for potential damages from this action along with legal and closing costs (note 12). Should any recovery or further loss result from the resolution of this claim, such loss or recovery will be recognized in that period in which it becomes both probable and estimable.


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


         (iii) Operating losses of approximately $1,300,000 U.S. ($1,770,000 Cdn.) which may be carried forward to apply against future years' income for United States income tax purposes expiring in 1998, 1999, 2003, 2004 and 2005.


14.     SUBSEQUENT EVENTS

         (a) The Company has signed a Letter of Intent with Rainforest Cafe, Inc. to form a joint venture to develop Rainforest Cafe Restaurants in Canada. The anticipated capital requirements over the next three years is $10 to $15 million cash.

         (b) In February 1997 the Company completed a financing for $2,000,000 U.S. ($2,740,000 Cdn.) convertible subordinated notes with General Electric Investment Private Placement Partners II. This is the second tranche of the financing agreement entered into in 1995 with the same company as set out in note 8 above except additional consideration is 55,555 shares. The proceeds are to be used to finance new restaurants in Boston and Seattle.

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
                                                   ============     ============     ============

17. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP)


         (a)      Recent accounting pronouncements

                  (i)      Earnings per share

                           In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

                  (ii)     Income tax

                           FASB also issued a revised statement on "Accounting for Income Tax", SFAS No. 109, which requires companies to recognize current changes in tax rates in recording their deferred income tax liabilities effective for fiscal years beginning after December 15, 1992. The effect of applying this statement is not significant.

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


                  Reconciliation of stockholders' equity reported in accordance with Canadian GAAP and U.S. GAAP

                                          1996           1995           1994
                                      -----------    -----------    -----------
Stockholders' equity, December 31,
  under Canadian GAAP .............   $ 7,697,098    $ 7,087,138    $ 7,345,905
Cumulative adjustments reducing
  net income reported under
  Canadian GAAP to net income
  under U.S. GAAP .................      (751,217)      (635,217)      (513,217)
                                      -----------    -----------    -----------

Stockholders' equity U.S. GAAP ....   $ 6,945,881    $ 6,451,921    $ 6,832,688
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
                                    ========          ========          ========

         (d)      Stock option plans

                  The Company adopted an employee, a founder's and a director's stock option plan in 1993. Stock option activity under these plans is summarized as follows:

                                        Employees                             Founders                         Directors
                                  ---------------------------        ----------------------------      ----------------------------
                                  Number        Exercise             Number         Exercise           Number         Exercise
                                  of Shares     Price (U.S.$)        of Shares      Price (U.S.$)      of Shares      Price (U.S.$)
                                  ---------     -------------        ---------      -------------      ---------      -------------
Granted 1993 (inception)          50,000         $5.40               100,000        $6.60               10,000         $6.60
1995
-Granted                          18,000          4.75                     0         0.00                    0          0.00
-Cancelled                        (4,200)         5.40                     0         0.00                    0          0.00

December 31/95                    63,800          5.22               100,000         6.60               10,000          6.00
1996 - Granted                    22,000          7.20                     0         0.00                    0          0.00


Outstanding, December 31/96       85,800        $6.73*               100,000        $6.60*             10,000          $6.00*

* Weighted average exercise price.

                  In 1995 the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use. This measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Management accounts for options under APB Opinion No. 25. As option exercise prices approximated market price on the dates of grants no compensation expense has been recognized. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1996 and 1995 net loss per share would have been immaterial.

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

10.5     Restaurant lease dated November 10, 1992,                        *
         with Shilo Management Corporation, relating to the Shilo Inn, Yuma, Arizona

10.6     Letter Agreement, with Shilo Management                          *
         Corporation relating to Shilo Hotel, Pomona,
         California

10.7     Restaurant Lease Agreement with Holiday Inns                     **
         of Canada, Ltd., relating to Holiday Inn Crowne
         Plaza at Winnipeg, Manitoba.

10.8     Restaurant Lease Agreement relating to Holiday Inn,
         Philadelphia, Pennsylvania                                       ***

10.9     Abstract of Restaurant Lease relating to Holiday Inn,
         San Diego, California

21       List of Subsidiaries

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


(Registrant)  Elephant & Castle Group, Inc.


By:      s\Dan DeBou
         ------------------
         Dan DeBou
         Chief Financial Officer

Date:    December 29, 1997