Form 10QSB/A
period 1997-09-30
ELEPHANT & CASTLE GROUP INC
filed 1997-12-30
CIK 899849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB/A-1


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



See notes to financial statements

                                                 Elephant & Castle Group Inc.
                                                 Consolidated Statements of Income
                                                 For the Three and Nine Months Ended September 30, 1997
                                                 Canadian Dollars
                                                 (unaudited)

                                                            Three Months Ended September 30,          Nine Months Ended June 30,
                                                                 1997              1996                1997                1996
                                                           ------------        ------------        ------------        ------------
SALES                                                      $  8,719,271        $  7,897,518        $ 24,375,289        $ 20,539,983
                                                           ------------        ------------        ------------        ------------


RESTAURANT EXPENSES
  Food and Beverage Costs                                     2,582,174           2,344,706           7,176,999           6,184,793
  Restaurant operating expenses
    Labour                                                    2,772,963           2,566,532           8,002,080           6,749,664
    Occupancy and other                                       2,255,861           2,033,093           6,504,238           5,494,184
  Restaurant closing costs                                      200,000                   0             200,000                   0
  Depreciation and Amortization                                 423,560             411,779           1,413,949           1,072,180
                                                           ------------        ------------        ------------        ------------
                                                              8,234,558           7,356,110          23,297,266          19,500,821
                                                           ------------        ------------        ------------        ------------

INCOME FROM RESTAURANT OPERATIONS                               684,713             541,408           1,278,023           1,039,162

GENERAL AND ADMINISTRATIVE EXPENSES                             607,774             585,619           1,758,199           1,756,106

INTEREST ON LONG TERM DEBT                                      153,000              86,373             345,375             207,682
                                                           ------------        ------------        ------------        ------------

(LOSS) BEFORE INCOME TAXES                                     (276,061)           (130,584)         (1,025,551)           (924,626)

INCOME TAX (RECOVERY)                                                 0                   0                   0                   0
                                                           ------------        ------------        ------------        ------------
NET (LOSS) FOR THE PERIOD                                      (276,061)           (130,584)         (1,025,551)           (924,626)
                                                           ------------        ------------        ------------        ------------


Average number of shares outstanding                          2,985,447           2,675,166           2,933,053           2,643,808

Earnings per share - basic                                 ($      0.09)       ($      0.05)       ($      0.35)       ($      0.35)
Earnings per share - fully diluted                         ($      0.09)       ($      0.05)       ($      0.35)       ($      0.35)


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


3. The Company closed a location in Thunder Bay, Ontario on August 30, 1997. The net loss for the three and nine months ended September 30, 1997 includes an expense of $200,000, representing the costs associated with closing the location. These costs included write-off of assets abandoned, including non-returnable and perishable inventory, employee severance costs and certain demolition costs. In February 1997, the Company closed its downtown Vancouver location. The costs associated with this closure were not significant as the closure was at the end of the first option term of the lease and inventories, fixtures and most staff were relocated to other locations.

4. On March 14, 1997 the Company issued convertible subordinated debentures in the amount of $US 2,000,000 ($CDN 2,740,000) to General Electric Investment Private Placement Partners II as the second tranche of a financing agreement signed in 1995. The effective interest rate on the debentures is 8%.


5.   On July 18, 1997 the Company  completed a $US $2,000,000  ($CDN  2,740,000)
     financing with CPR Group and affiliates The financing is essentially a deferred equity issue consisting of debentures that are required to be converted to common shares until July 14, 2000 ( the mandatory conversion date), at a 15% discount to the market price at the time of conversion. The debentures carry a coupon of 6%, convertible into shares at the holder's option, prior to the mandatory conversion date.

6. Subsequent to September 30, 1997 the Company issued an additional $US 2,000,000 ($CDN 2,740,000) in convertible subordinated debentures to General Electric Investment Private Placement Partners II as the third tranche of a financing agreement signed in 1995. The effective interest rate on the debentures is 8%.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

None


Item 2 - Changes in Securities

(a)   On July 18,  1997,  the Company sold $US  2,000,000  ($CDN  2,740,000)  of
      Three-year 6% Convertible Debentures to Paresco (U.S.A.) and two affiliates thereof, which are units of a large French bank. The purchase price was 100% of the amount of the issue. The title of the securities is 6% Convertible Debentures. The purchasers of the Debentures also received an aggregate of 20,000 Warrants to purchase additional shares of the Company's Common Stock at $US 10.00 ($CDN $13.70) per share.

(b) There was no underwriter of the securities issuance.

(c) The total purchase price was $US 2,000,000 ($CDN 2,740,000); the total retained by the Company was $US 1,900,000 ($CDN 2,603,000). The Company disbursed $US 100,000 ($CDN 137,000) directly and indirectly to J.W. Charles, a registered broker/dealer for its services in connection with the transaction.

(d) The issuer relied upon Section (4) (2) of the 1993 Act for the exemption from registration. The purchaser represented inter alia that "it is an accredited investor as defined in Rule 501 (a) under the Act.

(e) The securities are convertible into shares of the Company's Common Stock at the lesser of $US 10.00 ($CDN 13.70) per share or 85% of the closing price during the five (5) trading days immediately preceding the conversion. The securities are mandatorily convertible, if not previously converted, on July 14, 2000. The Company has the right and obligation, under certain circumstances, to redeem the securities at 115% of face value, if conversion would result in a conversion price of less than $US
      6.75 ($CDN 9.25) per share.


Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

The Company closed a location in Thunder Bay, Ontario on August 30, 1997. The Company opened a new location in Seattle, WA on August 28, 1997.

Item 6 - Exhibits and Reports on Form 8-K

             Exhibits
             -----------

             Exhibit 27 - Financial Data Schedule

             Reports on Form 8-K
             ----------------------------------

             None.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 (unaudited) vs. September 30, 1996 (unaudited)

Net Income
For the three months ended September 30, 1997, the Company's net loss was CDN $276,061 compared to CDN $130,584 for the corresponding period in 1996. Included in the 1997 figure was a CDN $200,000 expense related to the closure of a location in Thunder Bay, Ontario. Loss per share for the current period was CDN ($0.09) compared to CDN ($0.05) in 1996. The average number of shares outstanding increased from 2,675,166 in 1996 to 2,985,447 for the current period.

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

For the twelve Canadian locations open throughout both periods, sales for the three months ended September 30, 1997 totaled CDN $4,484,914 and were down 3.9% compared to the corresponding period for 1996. Several locations continue to suffer from sales decreases greater than 7%, which more than offsets positive sales trends at other locations. Expenses are being reduced wherever possible to mitigate the impact of continuing lower sales at those Canadian locations.

For the three U.S. locations open throughout both periods, sales for the three months ended September 30, 1997 totaled US $1,499,564 (CDN $2,054,000) and were down 8.9% compared to the corresponding period for 1996. Sales at the Philadelphia location for the 1996 period were positively impacted by high occupancy at the Holiday Inn Select hotel where the restaurant is located due to a major art exhibit near the hotel. The event was not repeated in 1997 and, accordingly, sales were lower in the 1997 period.

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

Occupancy and Other Operating Cost Occupancy and other operating expenses increased slightly as a percentage of sales from 25.7% in 1996 to 25.9% for the current period. One of the Company's goals continues to be to drive down occupancy and other operating costs as a percentage of sales by opening new locations with more favourable occupancy costs and by closing or modifying existing units in high occupancy locations.

Restaurant Closing Costs

On August 30, 1997 the Company closed its location in Thunder Bay, Ontario. An expense of CDN $200,000 was incurred to recognize the costs associated with this closure.

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

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($276,061) for the 1997 period compared to a loss of CDN ($130,584) for the 1996 period. As discussed above, the positive impact of higher sales and improved food and beverage margins, plus improvements in labour, were offset by a CDN $200,000 cost for closing one restaurant, plus increases in general and administrative costs and interest expenses as the Company positioned itself to roll-out its expansion plans, including the development of Rainforest Cafe in Canada. Management believes that its expansion plans will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred a loss in the three month period ended September 30, 1997 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Nine Months Ended September 30, 1997 (unaudited) vs.
September 30, 1996 (unaudited)

Net Income

For the nine months ended September 30, 1997 the Company's net loss was CDN ($1,025,551) compared to a net loss of CDN ($924,626) for the corresponding period in 1996. Included in the 1997 figure was a CDN $200,000 expense related to the closure of a location in Thunder Bay, Ontario. On a per share basis, the net loss for the current period was CDN ($0.35) compared to CDN ($0.35) in 1996. There were a weighted average of 2,933,053 shares outstanding in 1997 compared to 2,643,808 in 1996.

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

Restaurant Closing Costs

On August 27, 1997 the Company closed its location in Thunder Bay, Ontario. An expense of CDN $200,000 was incurred to recognize the costs associated with this closure.

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

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($1,025,551) for the nine months ended September 30, 1997 compared to a loss of CDN ($924,626) for the 1996 period. As discussed above, the positive impact of higher sales, improved food and beverage margins, plus improvements in labour were offset by a CDN $200,000 cost for closing one restaurant, plus increases in depreciation, amortization and interest expenses. Management believes that the continued build-out of additional hotel-based restaurants, plus the development of Rainforest Cafe in Canada will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

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

Labour and Benefits Costs

Labour costs increased to 32.5% of sales in the September 30, 1996 period from 32.0% in 1995. The stores experiencing sales decreases contributed to the increase as difficulties were experienced in reducing actual labour costs in the same ratio as the sales decreases.

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

Nine Months Ended September 30, 1996 (unaudited) vs.
September 30, 1995 (unaudited)

For the nine months ended September 30, 1996 the Company's net loss was CDN ($924,626) compared to a net loss of CDN ($1,396,827) for the corresponding period in 1995. The 1995 figure included a charge of CDN $900,000 related to costs of closing three operations. The 1995 figure was restated to reflect a change in the income tax estimate. Income from store operations increased to CDN $1,039,162 in the 1996 period from CDN $26,184, including the cost of closing three locations, in 1995. Higher general and administrative costs and interest on long term debt as the Company continued with its expansion plans, resulted in the increased net loss before the reserve. On a per share basis, the net loss per share for the 1996 period was CDN ($0.35) compared to CDN ($0.56) in 1995. There were a weighted average of 2,643,808 shares outstanding in 1996 compared to 2,493,500 in 1995.

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

(Loss) before Taxes

Net loss decreased from CDN ($1,396,827) in 1995 to CDN $(924,626) in the 1996 period. The decrease was due to a CDN $900,000 charge in 1995 for closing three restaurants, largely offset by increased general and administrative expenses and higher interest on long term debt. In both cases, the increases were largely related to the Company's expansion plans. These expansion plans continued in the period with the opening of a new restaurant at the Holiday Inn on the Bay in San Diego, CA (opened July 4, 1996), and subsequent to the end of the period in the entertainment district of Toronto, Ontario (October 23, 1996).

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




                                                   Elephant & Castle Inc.
                                                   ----------------------
                                                        Registrant


Date:  December 22, 1997                           /s/ J.M. Barnett
                                                   ----------------
                                                   J.M. Barnett
                                                   President & CEO


Date:  December 22, 1997                           /s/ D. Debou
                                                   ------------
                                                   D. Debou
                                                   Chief Accounting Officer