Form 10KSB/A
period 1995-12-31
ELEPHANT & CASTLE GROUP INC
filed 1998-01-30
CIK 899849

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K SB/A-1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995
                          Commission File No. 33-60612

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


856 Homer Street
Vancouver, B.C. CANADA                                         V6B 2W5
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

Net Income

For the year ended December 31, 1995, the Company's net loss was CDN $1,581,955 compared to net income of CDN $213,166 for the corresponding period in 1994. The 1995 figure includes a reserve of CDN $900,000 for the closing costs and anticipated legal disputes related to the closure of three locations during the year. Loss per share was CDN ($0.63), (CDN ($0.27) excluding the reserve), compared to income per share of CDN $0.09 per share in 1994. See reconciliation for differences between Canadian and United States Generally Accepted Accounting Principles.

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

         Interest on Long Term Debt

During the 1994 period, the Company had virtually no long term debt and had cash reserves invested in interest bearing accounts. During 1995, the Company incurred CDN $1,100,000 in long term debt in order to construct its new locations, and in December, 1995 completed a financing with a U.S. based limited GEIPPP II. GEIPPP II acquired US $3,000,000 (CDN $4,110,000) in subordinated convertible notes to the Company's long term debt in December of 1995. As a result, interest on long term debt increased from CDN $66,516 in 1994 to CDN 84,691 in 1995 and will be significantly higher in 1996. Cash balances not immediately required are invested in premium grade money market instruments.

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

Differences between Canadian and United States Generally Accepted
Accounting Principles (Canadian GAAP and U.S. GAAP)

The Company prepares its financial statements in accordance with Canadian GAAP. (The reader is referred to Note 15 of the Consolidated Financial Statements for the year ended December 31, 1995 for additional explanation.) The financial statements, if prepared in accordance with U.S. GAAP would have differed as follows:

         1) Net loss for the year ended December 31, 1995 would have been increased by CDN $2,557,760 (US $1,890,157) comprised of:

A one-time interest expense of CDN $2,435,760 (US$1,800,000) resulting from the beneficial conversion feature of convertible subordinated debentures at the time of issue.

Amortization expense of CDN $122,000 (US $90,157) resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvements.

The impact of these  adjustments  would have been to  increase  the net loss per
common   share   from   (CDN   $0.63)(US   $0.47)   under   Canadian   GAAP   to
(CDN$1.65)(US$1.22) under US GAAP.

Net income for the year ended December 31, 1994 would have been decreased by CDN $240,417 (US $178,087) due to the net effect of amortization of leasehold improvement costs and a reassessment of prior years' income taxes. Income per share of CDN $0.09 (US 0.07) under Canadian GAAP would have been a loss per share of (CDN$0.01) (US$0.01) under US GAAP.

         2) Shareholders' Equity at December 31, 1995 under US GAAP would have been CDN $6,451,921 (US$4,779,201) compared to CDN$7,087,138 (US$5,249,732)
under Canadian GAAP, due to the cumulative effect of reconciliation adjustments.

         Shareholders' Equity at December 31, 1994 under US GAAP would have been CDN $6,832,688 (US $5,061,250), compared to CDN $7,345,905 (US$5,441,441) under
Canadian GAAP.


Twelve Months ended December 31, 1994 vs. December 31, 1993

Net Income

         For the year ended December 31, 1994, the Company's Net Income was CDN $213,166 or CDN $70,000 higher than the CDN $163,789 Net Income reported for the corresponding period in 1993. Income per share remained constant at CDN $.09 per share, due to a higher average number of shares outstanding during the 1994 period.

Sales

         Sales increased 13.2% during the twelve months ended December 31, 1994, to CDN $25,414,275 from CDN $22,445,883 for the comparable period in 1993. The Company operated one new location during 1994, at the 400-room Holiday Inn Crowne Plaza in Winnipeg, Manitoba (opened May 18, 1994). During 1993 the Company opened one new location in Pomona, California (opened July 1, 1993).

         For the twelve Canadian operations open throughout both periods, sales for the twelve months ended December 31, 1994 were up 1.9% compared to the corresponding period for 1993.

         For the two U.S. operations which were open throughout both periods, sales for the twelve months ended December 31, 1994 were down 16.0 from the corresponding period. For the six months the Pomona location was open in both periods, sales were down by 18.3% in the 1994 period. The negative impact on net income for the twelve months ended December 31, 1994 was U.S. $141,334 compared to the comparable period in 1993. Two of the locations are operated under lease arrangements with the Shilo Inns and discussions with Shilo management to find a solution satisfactory to both parties have been unsuccessful. At the third U.S location, a minor renovation has been completed and "pull-tab" lotteries have recently been introduced in order to increase customer counts. Early indications are that these steps have slowed the earnings decrease and management is confident these efforts will be successful in the long run.

         For the Winnipeg Holiday Inn location, sales totaled CDN $1,641,829 and exceeded expectations. The restaurant has been profitable each month since opening.

         The Company opened a new location in the 445-room City Center Holiday Inn at 18th and Market in Philadelphia, PA in February 1995. The location was originally scheduled to open in September 1994. The delayed opening related to negotiations with third parties and resulted in deferred revenues, and increased pre-opening expenses. The Company also has plans for a number of other Holiday Inn sites, tentatively scheduled to open in 1995 and later.

Costs and Expenses

         Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, increased to 29.4% for the twelve months ended December 31, 1994, compared to 28.7% for the corresponding period in 1993. In the opinion of management, this increase is not significant. Menu pricing has been adjusted slightly to counteract this increase.

         Labour and Benefit Costs

         Labour costs increased from 30.9% of sales in 1993 to 31.6% for the current period. The increase in the percentage was mainly attributable to the decline in U.S. sales, with labor expenditures for U.S. locations increasing from 38.9% in 1993 to 39.9% in 1994. Labor percentages for Canadian operations open throughout both periods were stable, and labor at the Winnipeg location was slightly higher than the Canadian average due to the normal learning curve at a new locations.

         Occupancy and Other Operating Expenses

         Occupancy and other expenses decreased as a percentage of sales from 30.0% in 1993 to 28.9% for the current period. This decrease is primarily attributable to two factors. Firstly, the lease arrangements and higher-than-average sales volumes (compared to other Canadian operations) at the new Winnipeg location allow it to operate at lower-than-average expense percentages. As and if the Company expands its Holiday Inn and related hotel-site locations on a similar basis as current units, occupancy and other expenses are expected to continue to decrease as percentage of sales. Secondly, the introduction of video lottery terminals at several locations has generated income that is recorded for presentation purposes as an offset to other expenses.

         Depreciation and Amortization

         Depreciation and amortization costs increased to 2.7% of sales for the current period from 2.4% last year. The increase is attributable to the amortization of pre-opening costs at the Winnipeg location.

         General and Administrative

         General and administrative expenses increased slightly from 6.7% of sales in 1993 to 6.9% in 1994. The Company is seeking to continue to reduce general and administrative expense percentages by opening new locations without adding proportionate administrative costs.

         Interest on Long Term Debt

         During the 1994 period, the Company had virtually no long-term debt and had cash reserves invested in interest-bearing accounts. Interest on long term debt and capital leases amounted to CDN $66,516 for the current period compared to expense of CDN $135,189 for the corresponding period in 1993.

         Income Before Taxes

         Income increased from CDN $163,789 for the 1993 period to CDN $213,166 for the 1994 period. As discussed above, increased losses attributable to the U.S. operations, located at the Shilo Inn sites in Yuma, Arizona, and Pomona, California, and, to a lesser extent, at the Elephant & Castle restaurant in Bellis Fair, Washington, have significantly masked improvements made at other locations. Results from these three U.S. locations have offset contributions from the new Winnipeg, Manitoba location, improvements at a number of Canadian locations and reductions in interest expenses. Management is reviewing the status of the Yuma and Pomona locations, with the goal of reducing or eliminating their negative impact on earnings.

         Income Taxes

         The Company's effective tax rate for 1994 and 1993 is zero, due to the deductibility for tax purposes of a portion of the costs associated with its 1993 public offering. The Company's effective tax rate will continue to be reduced for the next three years for the same reason. The impact of this reduction as a percentage of sales is dependent upon earnings and cannot be predicted in advance.

         Liquidity and Capital Resources

         The Company's cash balances at the end of the 1995 period were CDN $5,031,078. This compares to a cash balance of CDN $1,695,652 at the end of the 1994 period.

         Capital expenditures were approximately CDN $3,216,000 for the 1995 period, primarily for construction of the new Philadelphia, Rosedale and British Columbia Institute of Technology locations.

         Changes in non-cash working capital items resulted in a net source of funds of CDN $272,288 in the twelve months ended December 31, 1995 compared to a net source of CDN $84,148 in the comparable period for 1994. The principal usage in 1995 was in accounts receivable, offset by an increase in accounts payable.

         During the year the Company completed two financings. The first, for CDN$1,100,000 with the Toronto Dominion Bank of Canada was used for the new locations in the Rosedale on Robson Hotel in Vancouver and the British Columbia Institute of Technology in Burnaby, British Columbia. The second financing was completed in December 1995 with a major U.S. based pension money manager, GEIPPP, II. It was for U.S. $1,000,000 in equity and U.S.$3,000,000 in Convertible subordinated Notes, with up to U.S.$6,000,000 additional notes available, subject to certain conditions.

         The Company plans to open new locations in the 600 room Holiday Inn on the Embarcadero in San Diego, California and in a heritage site in the entertainment region of Toronto, Ontario in the first half of 1996. A portion of the Company's cash reserves will be utilized to complete these locations.

         The Company has plans to open additional new units during 1996. The Company has sufficient funds available to complete these openings. As discussed above, additional financing is available, subject to certain conditions.

ITEM 7            FINANCIAL STATEMENTS


ELEPHANT & CASTLE GROUP INC.


Consolidated Financial Statements
December 31, 1995
(Canadian Dollars)






         INDEX

         Auditors' Report to the Shareholders

         Consolidated Financial Statements

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statements of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Elephant & Castle Group Inc. as at December 31, 1995 and 1994 and the consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in accordance with generally accepted accounting principles in Canada applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States and are discussed in Note 15 to the consolidated financial statements.


"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
April 9, 1996, except for notes 15(b), (d) and (e) as to which the date is January 16, 1998

COMMENTS BY AUDITORS FOR U.S. READERS
ON CANADA-U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph following the opinion paragraph when the consolidated financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at December 31, 1995 and 1994 and as described in Note 9 of the consolidated financial statements. Our report to the shareholders dated April 9, 1996 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the consolidated financial statements.


"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
April 9, 1996, except for notes 15(b), (d) and (e) as to which the date is January 16, 1998

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
December 31
(Canadian Dollars)


                                                                               1995           1994
-----------------------------------------------------------------------------------------------------
Assets (note 7)
Current

  Cash and term deposits                                                   $ 5,031,758    $ 1,695,652
  Accounts receivable                                                          540,749        377,855
  Inventory                                                                    501,699        508,016
  Deposits and prepaid expenses                                                509,543        500,559
-----------------------------------------------------------------------------------------------------
                                                                             6,583,749      3,082,082
Fixed (notes 3 and 6)                                                        8,798,738      6,741,200
Other (note 4)                                                                 505,613        505,699
-----------------------------------------------------------------------------------------------------

                                                                           $15,888,100    $10,328,981
=====================================================================================================
Liabilities

Current
  Accounts payable and accrued liabilities (note 5)                        $ 3,090,167$     2,316,623
  Current portion of obligation under capital leases (note 6)                   71,382         53,594
  Current portion of long-term debt (note 7)                                   451,173         54,548
-----------------------------------------------------------------------------------------------------
                                                                             3,612,722      2,424,765
Obligation Under Capital Leases (note 6)                                        23,899         81,240
Long-Term Debt (note 7)                                                      4,933,341        146,071
Deferred Income Tax                                                            231,000        331,000
-----------------------------------------------------------------------------------------------------
                                                                             8,800,962      2,983,076
-----------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
December 31 (continued)
(Canadian Dollars)


                                                                               1995           1994
-----------------------------------------------------------------------------------------------------
Shareholders' Equity

Capital Stock (note 8)
  Authorized
      10,000,000  Common shares without par value
  Issued
       2,604,611  (1994 - 2,493,500) Common shares                           8,092,065      6,772,665
Retained Earnings (Deficit)                                                   (996,067)       585,888
Foreign Exchange Translation Adjustment                                         (8,860)       (12,648)
-----------------------------------------------------------------------------------------------------
                                                                             7,087,138      7,345,905
-----------------------------------------------------------------------------------------------------

                                                                           $15,888,100    $10,328,981
=====================================================================================================
Contingencies and Commitments (notes 9 and 10)

Approved on behalf of the Board:


/s/J.M. Barnett  Director                              /s/P.J. Barnett  Director
---------------                                        ---------------
J.M. Barnett                                           P.J. Barnett

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Income
Years Ended December 31
(Canadian Dollars)


                                                               1995            1994             1993
-------------------------------------------------------------------------------------------------------
Sales                                                     $ 25,764,339    $ 25,414,275    $  22,445,883
-------------------------------------------------------------------------------------------------------

Restaurant Expenses
  Food and beverage                                          7,622,183       7,470,248        6,429,822
  Operating
         Labour                                              8,511,442       8,042,819        6,934,122
         Occupancy and other                                 6,716,129       7,334,993        6,743,502
  Restaurant closing costs                                     900,000               0                0
  Depreciation and amortization                              1,223,934         673,756          545,962
-------------------------------------------------------------------------------------------------------

                                                            24,973,688      23,521,816       20,653,408
-------------------------------------------------------------------------------------------------------

Income from Restaurant
  Operations                                                   790,651       1,892,459        1,792,475
-------------------------------------------------------------------------------------------------------

General and Administrative Expenses                          2,287,915       1,612,777        1,493,497
Interest on Long-Term Debt                                      84,691          66,516          135,189
-------------------------------------------------------------------------------------------------------

                                                             2,372,606       1,679,293        1,628,686
-------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Tax                             (1,581,955)        213,166          163,789
-------------------------------------------------------------------------------------------------------

Income Tax
  Current                                                            0          54,000                0
  Income tax reduction arising from utilization of
      loss carry forwards                                            0         (54,000)               0
-------------------------------------------------------------------------------------------------------

                                                                     0               0                0
-------------------------------------------------------------------------------------------------------

Net Income (Loss) For Year                                $ (1,581,955    $    213,166    $     163,789
=======================================================================================================

Earnings (Loss) Per Common Shares                         $      (0.63)   $       0.09    $        0.09
-------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding                2,502,759       2,440,583        1,865,000
=======================================================================================================

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity
Years Ended December 31
(Canadian Dollars)


                                                                                                 Foreign           Total
                                                                                Retained         Exchange      Shareholders'
                                                    Common Shares               Earnings        Translation        Equity
                                               Number           Amount          (Deficit)        Adjustment       (Deficit)
---------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1992                          1,300,000     $       4,237     $     208,933     $     1,383     $    214,553
      Shares of  subsidiaries                        0            (4,237)                0               0           (4,237)
      Issue of shares, net                   1,130,000         6,770,686                 0               0        6,770,686
      Net income                                     0                 0           163,789               0          163,789
      Loss for year on translation                   0                 0                 0          (4,972)          (4,972)
---------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1993                          2,430,000         6,770,686           372,722          (3,589)       7,139,819
      Issue of shares                           63,500           412,979                 0               0          412,979
      Less:  Unpaid shares                           0          (411,000)                0               0         (411,000)
      Net income                                     0                 0           213,166               0          213,166
      Loss for year on translation                   0                 0                 0          (9,059)          (9,059)
---------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1994                          2,493,500         6,772,665           585,888         (12,648)       7,345,905
      Issue of shares, net                     111,111         1,319,400                 0               0        1,319,400
      Net loss                                       0                 0        (1,581,955)              0       (1,581,955)
      Gain for year on translation                   0                 0                 0           3,788            3,788
---------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1995                          2,604,611     $   8,092,065     $    (996,067     $    (8,860     $  7,087,138
===========================================================================================================================




See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
Years Ended December 31
(Canadian Dollars)
                                                                1995             1994             1993
---------------------------------------------------------------------------------------------------------
Cash Provided By Operating Activities
  Net income (loss)                                       $  (1,581,955     $    213,166     $    163,789
  Items not involving cash
      Depreciation and amortization                           1,223,934          673,756          545,962
      Deferred income tax                                      (100,000)               0                0
      Loss on disposal of fixed assets                          282,391           10,352            7,312
---------------------------------------------------------------------------------------------------------
                                                               (175,630)         897,274          717,063
---------------------------------------------------------------------------------------------------------

Changes in Non-Cash Working Capital
  Accounts receivable                                          (162,895)          23,545         (212,507)
  Inventory                                                       6,317          (37,565)         (79,842)
  Deposits and prepaid expenses                                  (8,985)        (118,524)        (249,458)
  Accounts payable and accrued liabilities                      773,544          216,692          279,646
  Other                                                               0                0          (30,000)
---------------------------------------------------------------------------------------------------------
                                                                607,981           84,148         (292,161)
---------------------------------------------------------------------------------------------------------
                                                                432,351          981,422          424,902
---------------------------------------------------------------------------------------------------------

Investing Activities
  Acquisition of fixed assets                                (3,216,156)      (1,382,219)        (229,763)
  Acquisition of other assets                                  (385,769)        (423,324)               0
  Cash surrender value of life insurance                         45,000           45,000           45,000
  Acquisition of trademark                                       (6,850)               0          (93,313)
---------------------------------------------------------------------------------------------------------
                                                             (3,563,775)      (1,760,543)        (278,076)
---------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from long-term debt                                5,233,992                0                0
  Repayment of long-term debt                                   (50,097)         (52,556)      (1,548,963)
  Issuance of shares, net                                     1,319,400            1,979        6,770,686
  Obligation under capital leases                               (39,553)         (46,447)         (40,391)
  Repayment of shareholders' loans                                    0                0       (2,848,563)
---------------------------------------------------------------------------------------------------------
                                                              6,463,742          (97,024)       2,332,769
---------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                           3,788           (9,059)          (4,972)
---------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                   3,336,106         (885,204)       2,474,623
Cash and Term Deposits, Beginning of Year                     1,695,652        2,580,856          106,233
---------------------------------------------------------------------------------------------------------
Cash and Term Deposits, End of Year                       $   5,031,758     $  1,695,652     $  2,580,856
=========================================================================================================

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         These financial statements include the accounts of Elephant & Castle Group Inc. and its wholly- owned subsidiaries

         (a) The Elephant & Castle Canada Inc. ("the Canadian subsidiary") which owns and operates English style restaurants across Canada under the name "The Elephant & Castle Restaurant and Pub", an upscale coffee bar under the name "E & C Express", and a New York style deli under the name "Rosie's".

         (b) Elephant & Castle Inc. ("the U.S. subsidiary" incorporated in Texas) which owns and operates English style restaurants in Washington and Pennsylvania.

         All significant inter-company balances and transactions are eliminated.

         The consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles and all figures are in Canadian dollars unless otherwise stated. Canadian generally accepted accounting principles differ in certain respects from accounting principles generally accepted in the United States. The significant differences and the approximate related effect on the consolidated financial statements are set forth in Note 15.

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

         (c)      Foreign currency translation

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

                  Gain and losses arising from  translation of foreign  currency
                  are  deferred   and  included  as  a  separate   component  of
                  shareholders' equity.

         (d)      Earnings per share

                  Earnings per share computations are based on the weighted average number of common shares outstanding during the year. There is no dilutive effect on earnings per share in 1995 after the assumed exercise of stock options.

         (e)      Deferred Income Taxes

                  Deferred income taxes arose in prior years from claiming depreciation for income tax purposes in excess of depreciation recorded for accounting purposes.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------
3.       FIXED ASSETS

                                                                   1995
------------------------------------------------------------------------------------------
                                                                Accumulated
                                                               Depreciation
                                                                   and
                                                   Cost        Amortization       Net
------------------------------------------------------------------------------------------
Furniture and fixtures                        $  5,818,990    $  2,805,708    $  3,013,282
Computer software                                   70,652          60,719           9,933
Automobile                                          28,298          24,843           3,455
Leasehold improvements                           8,069,310       2,652,604       5,416,706
China, glassware and cutlery                       355,362               0         355,362
------------------------------------------------------------------------------------------

                                              $ 14,342,612    $  5,543,874    $  8,798,738
==========================================================================================

                                                                   1994
------------------------------------------------------------------------------------------
                                                                Accumulated
                                                               Depreciation
                                                                   and
                                                   Cost        Amortization        Net
------------------------------------------------------------------------------------------
Furniture and fixtures                        $  4,736,364    $  2,558,880    $  2,177,484
Computer software                                   69,560          47,362          22,198
Automobile                                          28,298          22,427           5,871
Leasehold improvements                           6,905,270       2,651,408       4,253,862
China, glassware and cutlery                       281,785               0         281,785
------------------------------------------------------------------------------------------

                                              $ 12,021,277    $  5,280,077    $  6,741,200
==========================================================================================

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

4.       OTHER ASSETS

                                                                       1995           1994
---------------------------------------------------------------------------------------------
Accumulated fund value of life insurance                           $   63,139     $  108,139
Less:  Amount required to fund subsequent year's
        premium                                                        45,000         45,000
--------------------------------------------------------------------------------------------
                                                                       18,139         63,139
Trademark                                                              99,592         93,313
Pre-opening costs                                                     171,584        182,796
Other                                                                 216,298        166,451
--------------------------------------------------------------------------------------------

                                                                   $  505,613     $  505,699
============================================================================================


5.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                      1995             1994
----------------------------------------------------------------------------------------------
Trade payables                                                   $  1,088,615     $  1,097,447
Occupancy costs                                                       311,702          209,555
Accrued salaries, wages and related tax                               371,731          348,922
Sales tax                                                             198,545          298,146
Other                                                               1,119,574          362,553
----------------------------------------------------------------------------------------------

                                                                 $  3,090,167     $  2,316,623
==============================================================================================

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------


6.      OBLIGATION UNDER CAPITAL LEASES

         The following is a schedule of future minimum lease payments under capital leases

                                                                     1995           1994
-------------------------------------------------------------------------------------------
1995                                                             $        0     $   72,907
1996                                                                 80,109         72,907
1997                                                                 20,100         12,898
1998                                                                  3,601              0
------------------------------------------------------------------------------------------

Total minimum lease payments                                        103,810        158,712
Less:  Amount representing interest and
        executory costs                                               8,529         23,878
------------------------------------------------------------------------------------------

                                                                     95,281        134,834
Less:  Current portion                                               71,382         53,594
------------------------------------------------------------------------------------------

Obligation under capital leases                                  $   23,899     $   81,240
==========================================================================================

        Assets under capital leases consist of certain equipment, point of sale hardware and computer software.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

7.      LONG-TERM DEBT

                                                              1995            1994
-----------------------------------------------------------------------------------
GE Investment  Private Placement Partners II, a limited
partnership,  $3,000,000 U.S. convertible  subordinated
debentures,  interest  only at 4% per annum to November
1996,  5% per annum to November  1997,  6% per annum to
November 1998, 7% per annum to November 1999 and 8% per
annum   thereafter,   repayable  in  equal  semi-annual
instalments  of  one  eighth  of the  principal  amount
outstanding  commencing November 2001. In consideration
for the below  market  interest  rates,  the  agreement
provides  for the  issuance  to the  lender  of  70,555
common  shares in 1996 and 15,000 common shares in each
of 1997,  1998 and 1999.  The lender may  exercise  its
conversion  privilege  at any time on the  basis of one
share for each $8 U.S. of principal                       $ 4,110,000    $        0

Toronto-Dominion  Bank term loans  repayable in monthly
instalments of $23,611 including interest at prime plus
0.75% and  $10,000  plus  interest at prime plus 0.75%,
beginning May 1996, due May 1999,  secured by a general
security  agreement  with a first  fixed  and  floating
charge over all the Canadian  subsidiary's  assets,  an
assignment  of  the  Canadian   subsidiary's   accounts
receivable,    inventory    and    certain    leasehold
improvements                                                1,123,992             0

Camdev   Properties   Inc.  -   repayable   in  monthly
instalments  of $3,002  including  interest at 13%, due
August  1,  1999,   secured  by  a  charge  on  certain
leasehold improvements                                        104,389       125,221

Viking Rideau Corporation - without interest, repayable in monthly instalments of $1,000, due October, 1998, secured by a charge on certain leasehold improvements
34,000 46,000

Oxford Development Group Inc. - repayable in monthly instalments of $1,943 including interest at 8%, due
April, 1996 12,133 29,398

-----------------------------------------------------------------------------------
                                                            5,384,514       200,619
Less:  Current portion                                        451,173        54,548
-----------------------------------------------------------------------------------
                                                          $ 4,933,341     $ 146,071
===================================================================================

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

7.      LONG-TERM DEBT (Continued)

         Long-term debt principal repayments due in each of the next five years are approximately as follows



                            1996               $  451,000
                            1997                  349,000
                            1998                  351,000
                            1999                  123,000
                            2000                        0
                      Thereafter                4,110,000
                                               ==========

8.      CAPITAL STOCK

        (a) During 1995, 111,111 shares were issued at $9 U.S. per share in conjunction with the convertible subordinated debenture financing (note 7).

        (b) During 1994, 63,500 shares were issued to a director at $4.75 U.S. per share. At December 31, 1995, $300,000 U.S. of these proceeds were unpaid. The Company holds security in excess of the unpaid amount.

        (c) During 1993, stock option plans were adopted as follows:

                  (i) Founders were granted options to acquire up to 100,000 common shares at $6.60 U.S. per share on the 5th through 9th anniversary date of granting of the options. Exercising of the options may be accelerated if defined net income levels are achieved.

                  (ii) 100,000 common shares have been set aside for granting of options to key personnel. All options expire on the fifth anniversary date of the grant. Options have been granted for 63,000 common shares.

                  (iii) 20,000 common shares have been set aside for granting of options to independent directors of the Company. During 1993, options to purchase an aggregate 10,000 shares at $6.00 U.S. per share were granted to two directors.

                  None of the options have been exercised to date.

        (d) During 1995, the Company issued warrants entitling holders thereof to purchase a total of 295,000 common shares at prices ranging from $4.75 U.S. to $6.00 U.S. per share. The warrants expire from June 30, 1998 to November 1, 2000. None of the warrants have been exercised to date.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------


9.      CONTINGENCIES

         (a) The Company was a party to two ten year lease agreements with Shilo Hotels ("Shilo") relating to facilities located at Yuma, Arizona and Pomona, California respectively. The Company asserted certain claims against Shilo by reason of the lease agreements. Shilo, in turn, asserted claims against the Company, and commenced litigation, still pending, in the Superior Court, State of Arizona, County of Yuma. In the action, Shilo seeks general and special damages amounting to approximately $2,560,000 U.S. for alleged breach of the lease agreements at Yuma and Pomona. In management's opinion, the Company has potential valid defenses and mitigation of damage claims against Shilo, as well as potential counterclaims. A provision of $646,979 Cdn. has been made for potential damages from this action along with legal and closing costs (note 11). Should any recovery or further loss result from the resolution of this claim, such loss or recovery will be accounted for in that period.

        (b) In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ontario Ministry of Revenue regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The reassessment has been under appeal since 1989. The amount of tax reassessed was $209,000. Including interest accrued retroactively since 1984, the total amount disputed at December 31, 1995 approximates $640,000.

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

10.     COMMITMENTS

        The subsidiaries are committed to leases on their sixteen restaurant locations extending into the 2007 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:


                      1996                                    $ 1,872,517
                      1997                                      1,781,455
                      1998                                      1,455,830
                      1999                                      1,381,030
                      2000                                      1,408,566
                      2001 to 2007 inclusive                    5,846,269
                                                              -----------

                                                              $13,745,667
                                                              ===========

        Each of the aforementioned leases provide for the payment of additional rent based on percentages of gross annual revenue in excess of minimum rents, or other graduated formulae derived from gross revenue as defined in the particular lease agreements. The percentages range from 6% to 11%.

11.     OTHER ITEMS

                                                             1995            1994           1993
-------------------------------------------------------------------------------------------------
Abandonment of assets and demolition costs
relating to restaurant lease not renewed                  $  353,021     $        0      $      0
Less:  Deferred income tax effect                           (100,000)             0             0
-------------------------------------------------------------------------------------------------

                                                             253,021              0             0
Provision for potential damages, abandonment of
assets, legal and other costs relating to restaurant
leases in dispute (note 9)                                   646,979              0             0
-------------------------------------------------------------------------------------------------

                                                          $  900,000     $        0      $      0
=================================================================================================

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

12.     INCOME TAX

        (a)


                                                       1995           1994         1993
-------------------------------------------------------------------------------------------
Statutory rates                                           43%             43%           43%
Income tax at statutory rates                       $      0      $  216,000     $ 135,000
Income tax effect related to the following                 0
  Amortization of share issue costs                        0        (164,000)     (112,000)
  Amortization of construction
     allowances                                            0         (30,000)      (30,000)
  Non-deductible items                                     0          32,000         7,000
  Benefit of loss carry-forward application                0         (54,000)            0
-------------------------------------------------------------------------------------------

Effective Rate of Income Tax                               0%              0%            0%
===========================================================================================

        (b) The Company has the following available tax losses, the benefits of which have not been recorded in these finanical statements

                    (i) Non-capital losses of approximately $260,000 which can be applied against future income for Canadian tax purposes up to and including 2002.

                   (ii) Net capital losses of approximately $270,000 which can be applied against future capital gains income for Canadian tax purposes indefinitely.

                  (iii) Operating losses of approximately $1,300,000 U.S. which may be carried forward to apply against future years' income for United States income tax purposes expiring in 1998, 1999, 2003 and 2004.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

13.     RELATED PARTY TRANSACTIONS

        (a) Three officers of the Company utilize personal service corporations to receive the income from their employment with the Company. Payments to these corporations totalled $264,000 (1994 - $248,000). In addition, direct payments to these officers totalled $79,000 (1994 - $80,000).

        (b) A director of the Company provides legal and consulting services to the Company. Fees for these services totalled $61,000 (1994 - $39,440).

        (c) Accounts receivable include $50,000 (1994 - $51,000) due from directors of the Company. An additional $60,000 (1994 - $40,000) of accounts receivable is due from a Company that is related to a director and which shares office premises with the Company.

        (d) Other assets include $115,000 (1994 - $115,000) receivable from an entity in which a director of the Company has significant influence.

14.     GEOGRAPHIC SEGMENTED DATA

                                                    1995             1994              1993
----------------------------------------------------------------------------------------------
Sales to unaffiliated customers
  Canada                                      $  19,776,365    $  19,612,304     $  17,567,178
  United States                                   5,987,974        5,801,971         4,878,705
----------------------------------------------------------------------------------------------

                                              $  25,764,339    $  25,414,275     $  22,445,883
==============================================================================================

Income before income tax and other items
  Canada                                      $    (149,458)   $     503,427     $     312,716
  United States                                    (532,497)        (290,261)         (148,927)
----------------------------------------------------------------------------------------------

                                              $    (681,955)   $     213,166     $     163,789
==============================================================================================

Identifiable assets
  Canada                                      $  12,948,148    $   8,229,799     $   8,608,819
  United States                                   2,939,952        2,099,182         1,396,387
----------------------------------------------------------------------------------------------

                                              $  15,888,100    $  10,328,981     $  10,005,206
==============================================================================================

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP)

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

         (b)      Reconciliation   of  earnings   reported  in  accordance  with
                  Canadian GAAP and U.S. GAAP

                                             1995                 1994               1993
-------------------------------------------------------------------------------------------
Net Income (loss) - Canadian
  GAAP                                   $  (1,581,95     $       213,16       $    163,789
Adjustments to net income
  (loss)
Cost of beneficial conversion
  feature of convertible
  subordinated debentures
  (note 7)                                 (2,435,760)                  0                 0
  Prior years' income tax
      reassessment                                  0            (167,417)                0
  Amortization of leasehold
      improvement costs                      (122,000)           (128,000)         (128,000)
  Income tax effect of
      adjustments                                   0              55,000            55,000
-------------------------------------------------------------------------------------------
Net income (loss) U.S. GAAP             $  (4,139,715)     $      (27,251)     $     90,789
===========================================================================================
Net income (loss) per common share

  Canadian GAAP                         $       (0.63)    $         0.09       $       0.09
===========================================================================================
  U.S. GAAP                             $       (1.65)    $        (0.01)      $       0.05
===========================================================================================
Average number of shares
  outstanding                               2,502,759           2,440,583         1,865,000
===========================================================================================

         The beneficial conversion feature of convertible subordinated debenture is accounted for as an interest expense at the date of issue of the security. This policy conforms to the accounting for these transactions announced by the SEC staff in March, 1997.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

         The fiscal 1995 differences between earnings under Canadian and U.S. GAAP have been adjusted to comply with the SEC staff's position of retroactive application of this accounting practice. As a result, fiscal 1995 U.S. GAAP net loss per common share has been increased from ($0.68) to ($1.65).

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         The reconciliation of stockholders' equity reported in accordance with Canadian GAAP and U.S. GAAP has been adjusted by CDN $2,435,760 to reflect this charge to income and increase in capital in 1995.

         Under U.S. GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease.

         Under U.S. GAAP, interest expense would be imputed with respect to a non-interest bearing loan $34,000 (1994 - $46,000) received in 1983 from a landlord to assist in financing leasehold improvements. The effect on net income of not recording imputed interest and related income tax is negligible. If the imputed interest had been recorded when the loan originated, the effect on the balance sheet at December 31, 1995 would have been to decrease fixed assets and long-term debt by approximately $26,000 (1994 - $31,000).

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

                                         1995          1994            1993
------------------------------------------------------------------------------
Cash surrender value of life
  insurance                          $   45,000     $   45,000     $    45,000
Acquisition of fixed assets             (20,000)             0               0
Obligation under capital
  leases                                  1,800              0               0
==============================================================================

         Under U.S. GAAP, the following supplemental disclosure of cash flow information would be made

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

                                        1995            1994            1993
------------------------------------------------------------------------------
      Interest                       $  78,570       $ 45,237       $  135,189
      Income tax                        75,000         92,417           32,003
==============================================================================

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (d) Reconciliation of stockholders' equity reported in accordance with Canadian GAAP and U.S. GAAP

                                               1995             1994             1993
-----------------------------------------------------------------------------------------
Stockholders' equity, December 31,
  under Canadian GAAP                     $  7,087,138     $  7,345,905     $  7,139,819
Cumulative adjustments reducing
  net income reported under
  Canadian GAAP to net income
  under U.S. GAAP                           (3,070,977)        (513,217)        (272,800)
Beneficial conversion feature of
  convertible subordinated
  debentures (note 8 and 17(b)(i)            2,435,760                0                0
----------------------------------------------------------------------------------------

Stockholders' equity, U.S. GAAP           $  6,451,921     $  6,832,688     $  6,867,019
========================================================================================

         (e)      Stock option plans

         The Company adopted an employee, a founder's and a director's stock option plan in 1993. Stock option activity under these plans is summarized as follows

                                                Number                Exercise Price
                                              of Shares          (U.S.$)           (Cdn.$)
------------------------------------------------------------------------------------------
Granted 1993 (inception)                        160,000         $ 6.19*            $ 8.48
1995
-  Granted                                       18,000           4.75               6.51
-  Cancelled                                     (4,200)          5.40               7.40
-----------------------------------------------------------------------------------------

Outstanding December 31, 1995                   173,800         $ 6.06*            $ 8.30
=========================================================================================

         *        Weighted average exercise price.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

         In 1995 the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use. This measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period for U.S. GAAP purposes. Management accounts for options under APB opinion No. 25. As option exercise prices approximated market price on the dates of grants no compensation expense has been recognized. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1996 and 1995 U.S. GAAP net loss per share would have been immaterial.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this 10-KSB/A-1 for the fiscal year ended December 31, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)  Elephant & Castle Group, Inc.


                                    By:  /s/Daniel DeBou
                                         ---------------
                                         Daniel DeBou,
                                         Vice President/Chief Accounting Officer

Date:  January 28, 1998