Form 10KSB/A
period 1996-12-31
ELEPHANT & CASTLE GROUP INC
filed 1998-01-30
CIK 899849

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K SB/A-2


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

Net Income

For the year ended December 31, 1996, the Company's net loss was CDN $1,173,918 compared to net loss of CDN $1,578,167 for the corresponding period in 1995. The 1995 figure included a reserve of CDN $900,000 for closing costs and anticipated legal disputes related to the closure of three locations during the year. Loss per share was CDN ($0.44), compared to CDN ($0.63), (CDN ($0.27) excluding the reserve). See reconciliation for differences between Canadian and United States Generally Accepted Accounting Principles.

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

Capital expenditures were CDN $3,291,740 for the 1996 period, primarily for construction of the new San Diego and Toronto locations. The Company also acquired Alamo Grill, Inc., a profitable steak-house concept restaurant operating in the Mall of America in Minneapolis, Minnesota in 1996 for US $536,000 (CDN $734,320) cash and US $1,000,000 (CDN $1,370,000) stock. This gives the Company a third "brand" to offer for potential expansion locations.

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

Differences between Canadian and United States Generally Accepted Accounting Principles (Canadian GAAP and U.S. GAAP)

The Company prepares its financial statements in accordance with Canadian GAAP. (The reader is referred to Note 17 of the Consolidated Financial Statements for additional explanation.) The financial statements, if prepared in accordance with U.S. GAAP would differ as follows:

         1) Net loss for the year ended December 31, 1996 would be increased by CDN $116,000 (US $84,672) comprised of amortization expense resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvements. The impact of this adjustment would be to increase the net loss per common share from (CDN $0.44)(US $0.32) under Canadian GAAP to (CDN$0.48)(US$0.35) under US GAAP.

Net loss for the year ended December 31, 1995 would have been increased by CDN $2,557,760 (US $1,890,157) comprised of:

A one-time interest expense of CDN $2,435,760 (US$1,800,000) resulting from the beneficial conversion feature of convertible subordinated debentures at the time of issue.

Amortization expense of CDN $122,000 (US$90,157) resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvement costs.

The impact of these  adjustments  would have been to  increase  the net loss per
common  share  from  (CDN  $0.63)   (US$0.47)   under   Canadian  GAAP  to  (CDN
$1.65)(US$1.22) under US GAAP.

         2) Shareholders' Equity at December 31, 1996 under US GAAP would be CDN $6,945,881 (US$5,069,986) compared to CDN$7,697,098 (US$5,681,320) under
Canadian GAAP, due to the cumulative effect of reconciliation adjustments.

         Shareholders' Equity at December 31, 1995 under US GAAP would have been CDN $6,451,921 (US $4,779,201), compared to CDN $7,087,138 (US$5,249,732) under
Canadian GAAP.


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


"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
April 10, 1997, except for notes 17(a)(i), (b)(i), (d) and (e) as to which the date is January 16, 1998


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


"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
April 10, 1997, except for notes 17(a)(i), (b)(i) (d) and (e) as to which the date is January 16, 1998

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
December 31
(Canadian Dollars)
                                                                                1996             1995
---------------------------------------------------------------------------------------------------------
Assets (note 8)
Current

  Cash and term deposits                                                   $    801,032     $  5,031,758
  Accounts receivable                                                           662,569          540,749
  Inventory                                                                     649,933          501,699
  Deposits and prepaid expenses                                                 611,205          359,355
--------------------------------------------------------------------------------------------------------
                                                                              2,724,739        6,433,561
Fixed (notes 3 and 7)                                                        10,915,251        8,798,738
Goodwill (note 5)                                                             2,016,775                0
Other (note 4)                                                                1,110,305          655,801
--------------------------------------------------------------------------------------------------------

                                                                           $ 16,767,070     $ 15,888,100
========================================================================================================
Liabilities

Current
  Accounts payable and accrued liabilities (note 6)                        $  3,480,888     $  3,090,167
  Current portion of obligation under capital leases (note 7)                    18,184           71,382
  Current portion of long-term debt (note 8)                                    541,763          451,173
--------------------------------------------------------------------------------------------------------
                                                                              4,040,835        3,612,722
Obligation Under Capital Leases (note 7)                                          3,227           23,899
Long-Term Debt (note 8)                                                       4,794,910        4,933,341
Deferred Income Tax                                                             231,000          231,000
--------------------------------------------------------------------------------------------------------
                                                                              9,069,972        8,800,962
--------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
December 31
(Canadian Dollars)
                                                                                1996             1995
---------------------------------------------------------------------------------------------------------
Shareholders' Equity

Capital Stock (note 9)
  Authorized
      10,000,000      Common shares without par value
  Issued
       2,822,225      (1995 - 2,604,611) Common shares                        9,875,943        8,092,065
Deficit                                                                      (2,178,845)      (1,004,927)
--------------------------------------------------------------------------------------------------------
                                                                              7,697,098        7,087,138
--------------------------------------------------------------------------------------------------------

                                                                           $ 16,767,070     $ 15,888,100
========================================================================================================
Contingencies and Commitments (notes 10 and 11)

Approved on behalf of the Board


-------------------------- Director           ------------------------- Director
J.M. Barnett Director                         P.J. Barnett

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Income
Years Ended December 31
(Canadian Dollars)

                                                               1996              1995            1994
--------------------------------------------------------------------------------------------------------
Sales                                                     $ 29,283,950     $  25,764,339     $25,414,275
--------------------------------------------------------------------------------------------------------

Restaurant Expenses
  Food and beverage                                          8,852,677         7,622,183       7,470,248
  Operating
         Labour                                              9,611,587         8,511,442       8,042,819
         Occupancy and other                                 7,679,699         6,716,129       7,334,993
  Restaurant closing costs (note 12)                                             900,000
  Depreciation and amortization                              1,553,054         1,223,934         673,756
--------------------------------------------------------------------------------------------------------

                                                            27,697,017        24,973,688      23,521,816
--------------------------------------------------------------------------------------------------------

Income from Restaurant
  Operations                                                 1,586,933           790,651       1,892,459
--------------------------------------------------------------------------------------------------------

General and Administrative Expenses                          2,426,495         2,284,127       1,621,836
Interest on Long-Term Debt                                     334,356            84,691          66,516
--------------------------------------------------------------------------------------------------------

                                                             2,760,851         2,368,818       1,688,352
--------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Tax                             (1,173,918)       (1,578,167)        204,107
--------------------------------------------------------------------------------------------------------

Income Tax (note 13)
  Current                                                            0                 0          54,000
  Income tax reduction arising from utilization of
      loss carry forwards                                            0                 0         (54,000)
--------------------------------------------------------------------------------------------------------

                                                                     0                 0               0
--------------------------------------------------------------------------------------------------------

Net Income (Loss) For Year                                $ (1,173,918     $  (1,578,167     $   204,107
========================================================================================================

Earnings (Loss) Per Common Share                          $      (0.44)    $       (0.63)    $      0.09
========================================================================================================

Weighted Average Number of Shares Outstanding                2,682,533         2,502,759       2,440,583
========================================================================================================

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity
Years Ended December 31
(Canadian Dollars)

                                                                                                                   Total
                                                                                               Retained        Shareholders'
                                                                   Common Shares               Earnings           Equity
                                                             Number            Amount          (Deficit)         (Deficit)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                  2,430,000     $   6,770,686     $     369,133     $   7,139,819
      Issue of shares                                          63,500           412,979                 0           412,979
      Less:  Unpaid shares                                          0          (411,000)                0          (411,000)
      Net income                                                    0                 0           204,107           204,107
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                  2,493,500         6,772,665           573,240         7,345,905
      Issue of shares, net                                    111,111         1,319,400                 0         1,319,400
      Net loss                                                      0                 0        (1,578,167)       (1,578,167)
----------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1995                                         2,604,611         8,092,065        (1,004,927)        7,087,138
      Issue of shares
        For interest (note 8)                                  70,555           413,878                 0           413,878
        For acquisition of subsidiary (note 5)                147,059         1,370,000                 0         1,370,000
      Net loss                                                      0                 0        (1,173,918)       (1,173,918)
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                  2,822,225     $   9,875,943     $  (2,178,845     $   7,697,098
===========================================================================================================================

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
Years Ended December 31
(Canadian Dollars)
                                                                  1996             1995             1994
-----------------------------------------------------------------------------------------------------------
Cash Provided By Operating Activities
  Net income (loss)                                          $ (1,173,918     $ (1,578,167     $    204,107
  Items not involving cash
      Depreciation and amortization                             1,553,054        1,223,934          673,756
      Deferred finance charges amortization                       184,655                0                0
      Deferred income tax                                               0         (100,000)               0
      Loss on disposal of fixed assets                              1,531          282,391           10,352
-----------------------------------------------------------------------------------------------------------
                                                                  565,322         (171,842)         888,215
-----------------------------------------------------------------------------------------------------------

Changes in Non-Cash Working Capital
  Accounts receivable                                            (121,820)        (162,895)          23,545
  Inventory                                                      (148,234)           6,317          (37,565)
  Deposits and prepaid expenses                                  (251,850)         191,803         (118,524)
  Accounts payable and accrued liabilities                        390,721          773,544          216,692
-----------------------------------------------------------------------------------------------------------
                                                                 (131,183)         808,769           84,148
-----------------------------------------------------------------------------------------------------------
                                                                  434,139          636,927          972,363
-----------------------------------------------------------------------------------------------------------

Investing Activities
  Acquisition of fixed assets                                  (3,291,740)      (3,216,156)      (1,382,219)
  Goodwill, net of non-cash consideration                        (646,775)               0                0
  Acquisition of other assets                                    (608,543)        (385,769)        (423,324)
  Cash surrender value of life insurance                           45,000           45,000           45,000
  Acquisition of trademark                                         (6,850)          (6,850)               0
-----------------------------------------------------------------------------------------------------------
                                                               (4,508,908)      (3,563,775)      (1,760,543)
-----------------------------------------------------------------------------------------------------------

Financing Activities
  Deferred finance charges                                        (34,246)        (200,788)               0
  Obligation under capital leases                                 (73,870)         (39,553)         (46,447)
  Proceeds from long-term debt                                          0        5,233,992                0
  Repayment of long-term debt                                     (47,841)         (50,097)         (52,556)
  Issuance of shares for cash                                           0        1,319,400            1,979
-----------------------------------------------------------------------------------------------------------
                                                                 (155,957)       6,262,954          (97,024)
-----------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                    (4,230,726)       3,336,106         (885,204)
Cash and Term Deposits, Beginning of Year                       5,031,758        1,695,652        2,580,856
-----------------------------------------------------------------------------------------------------------
Cash and Term Deposits, End of Year                         $     801,032    $   5,031,758     $  1,695,652
===========================================================================================================

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

                  Fixed assets are recorded at cost and are depreciated annually as follows

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

3.       FIXED ASSETS

                                                                 1996
------------------------------------------------------------------------------------------
                                                             Accumulated
                                                            Depreciation
                                                                 and
                                               Cost          Amortization        Net
------------------------------------------------------------------------------------------
Leasehold improvements                     $ 10,503,374     $  3,299,657     $  7,203,717
Furniture and fixtures                        6,583,933        3,289,211        3,294,722
China, glassware and cutlery                    413,215                0          413,215
Computer software                                71,774           68,177            3,597
Automobile                                       28,298           28,298                0
-----------------------------------------------------------------------------------------

                                           $ 17,600,594     $  6,685,343     $ 10,915,251
=========================================================================================
                                                                 1995
-----------------------------------------------------------------------------------------
                                                             Accumulated
                                                            Depreciation
                                                                and
                                                Cost        Amortization           Net
-----------------------------------------------------------------------------------------
Leasehold improvements                     $  8,069,310     $  2,652,604     $  5,416,706
Furniture and fixtures                        5,818,990        2,805,708        3,013,282
China, glassware and cutlery                    355,362                0          355,362
Computer software                                70,652           60,719            9,933
Automobile                                       28,298           24,843            3,455
-----------------------------------------------------------------------------------------

                                           $ 14,342,612     $  5,543,874     $  8,798,738
=========================================================================================

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

4.       OTHER ASSETS


                                                                        1996            1995
----------------------------------------------------------------------------------------------
Accumulated fund value of life insurance                           $    18,139     $    63,139
Less:  Amount required to fund subsequent year's
        premium                                                         18,139          45,000
----------------------------------------------------------------------------------------------
                                                                             0          18,139
Deferred finance costs                                                 413,657         150,188
Pre-opening costs                                                      342,832         171,584
Other                                                                  246,465         216,298
Trademark                                                              107,351          99,592
----------------------------------------------------------------------------------------------

                                                                   $ 1,110,305     $   655,801
==============================================================================================

5.      ACQUISITION OF ALAMO GRILL, INC.

         Effective October 9, 1996, the Company acquired all the issued and outstanding shares of Alamo Grill, Inc. ("Alamo"). The acquisition was accounted for by the purchase method. Assets and liabilities acquired were as follows


Current assets                                                 $    119,911
Fixed and other assets                                              280,770
---------------------------------------------------------------------------

                                                                    400,681
Liabilities                                                        (309,328)
---------------------------------------------------------------------------

Net assets                                                           91,353
Consideration ($734,320 cash and 147,059 shares)                  2,108,128
---------------------------------------------------------------------------
Excess of consideration over net assets
  allocated to goodwill                                        $  2,016,775
===========================================================================

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


                                                                      1996                1995
-------------------------------------------------------------------------------------------------
Sales                                                          $   31,851,208     $    29,376,146
=================================================================================================

Restaurant expenses (including depreciation and
amortization of $1,641,473 in 1996 and
$1,328,611 in 1995)                                            $   29,825,626     $    27,908,824
=================================================================================================

General and administrative expenses (including
interest on long-term debt of $462,346 in 1996 and
$215,303 in 1995)                                              $    3,261,582     $     2,997,715
=================================================================================================

Net loss                                                       $    1,236,000     $     1,530,393
=================================================================================================

Net loss per share                                             $         0.44     $          0.58
=================================================================================================

6.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                       1996               1995
-------------------------------------------------------------------------------------------------
Trade payables                                                   $   1,610,656     $    1,088,615
Occupancy costs                                                        176,710            311,702
Accrued salaries, wages and related tax                                504,168            371,731
Sales tax                                                              274,227            198,545
Other                                                                  915,127          1,119,574
-------------------------------------------------------------------------------------------------

                                                                 $   3,480,888     $    3,090,167
=================================================================================================

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

7.      OBLIGATION UNDER CAPITAL LEASES

         The following is a schedule of future minimum lease payments under capital leases


                                                                    1996          1995
----------------------------------------------------------------------------------------
1996                                                             $       0     $  80,109
1997                                                                19,456        20,100
1998                                                                 3,366         3,601
----------------------------------------------------------------------------------------

Total minimum lease payments                                        22,822       103,810
Less:  Amount representing interest and
        executory costs                                              1,411         8,529
----------------------------------------------------------------------------------------

                                                                    21,411        95,281
Less:  Current portion                                              18,184        71,382
----------------------------------------------------------------------------------------

Obligation under capital leases                                  $   3,227     $  23,899
========================================================================================

        Assets under capital leases consist of certain equipment, point of sale hardware and computer software.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

8.      LONG-TERM DEBT

                                                                  1996              1995
----------------------------------------------------------------------------------------
General Electric  Investment Private Placement Partners
II,  a  limited   partnership,   $3,000,000  U.S.  (CDN
$4,110,000)   convertible    subordinated   debentures,
interest only at 4% per annum to November  1996, 5% per
annum to November  1997, 6% per annum to November 1998,
7%  per  annum  to  November  1999  and  8%  per  annum
thereafter,  repayable in equal semi-annual instalments
of one  eighth  of  the  principal  amount  outstanding
commencing  November  2001.  In  consideration  for the
below market interest rates, the agreement provides for
the issuance to the lender of 70,555  common  shares in
1996 and 15,000 common shares in each of 1997, 1998 and
1999. The lender may exercise its conversion  privilege
at any time on the  basis of one share for each $8 U.S.
of principal                                                 $ 4,110,000    $ 4,110,000

Toronto-Dominion  Bank term loans  repayable over terms
up  to  3  years  in  monthly  instalments  of  $33,638
principal, plus interest at prime plus 0.75%, due March
1999 and 2000,  secured by a general security agreement
with a first  fixed and  floating  charge  over all the
Canadian  subsidiary's  assets,  an  assignment  of the
Canadian  subsidiary's  accounts receivable,  inventory
and certain leasehold improvements                             1,123,992      1,123,992

Camdev   Properties   Inc.  -   repayable   in  monthly
instalments  of $3,002  including  interest at 13%, due
August  1,  1999,   secured  by  a  charge  on  certain
leasehold improvements                                            80,681        104,389

Viking Rideau Corporation - without interest, repayable
in monthly  instalments of $1,000,  due October,  1998,
secured by a charge on certain  leasehold  improvements           22,000         34,000

Oxford  Development  Group Inc. - repayable  in monthly
instalments  of $1,943  including  interest  at 8%, due
April, 1996                                                            0         12,133
---------------------------------------------------------------------------------------
                                                               5,336,673      5,384,514
Less:  Current portion                                           541,763        451,173
---------------------------------------------------------------------------------------
                                                            $  4,794,910    $ 4,933,341
=======================================================================================

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

8.      LONG-TERM DEBT (Continued)

        Long-term debt principal repayments due in each of the next three years are approximately as follows


                            1997               $  541,000
                            1998                  403,000
                            1999                  283,000
                      Thereafter                4,110,000
                                               ==========

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

11.     COMMITMENTS

        The subsidiaries are committed to leases on their nineteen restaurant locations extending into the 2007 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows



                     1997                               $ 2,147,414
                     1998                                 1,806,722
                     1999                                 1,768,906
                     2000                                 1,804,934
                     2001                                 1,766,719
                     2002 to 2011 inclusive               5,562,376
--------------------------------------------------------------------------------

                                                        $14,857,071
================================================================================

        Each of the aforementioned leases provide for the payment of additional rent based on percentages of gross annual revenue in excess of minimum rents, or other graduated formulae derived from gross revenue as defined in the particular lease agreements. The percentages range from 6% to 11%.

12.     OTHER ITEMS

                                                          1996            1995           1994
-----------------------------------------------------------------------------------------------
Abandonment of assets and demolition costs
relating to restaurant lease not renewed                $      0     $    353,021      $      0
Less:  Deferred income tax effect                              0         (100,000)            0
-----------------------------------------------------------------------------------------------

                                                               0          253,021             0
Provision for potential damages, abandonment
of assets, legal and other costs relating to
restaurant leases in dispute (note 10)                         0          646,979             0
-----------------------------------------------------------------------------------------------

                                                        $      0     $    900,000     $       0
===============================================================================================

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

13.     INCOME TAX

                                                       1996              1995         1994
---------------------------------------------------------------------------------------------
Statutory rates                                         43%               43%             43%
Income tax at statutory rates                            0                 0      $  216,000
Income tax effect related to the following               0                 0
  Amortization of share issue costs                      0                 0        (164,000)
  Amortization of construction
     allowances                                          0                 0         (30,000)
  Non-deductible items                                   0                 0          32,000
  Benefit of loss carry-forward application              0                 0         (54,000)
---------------------------------------------------------------------------------------------

Effective Rate of Income Tax                             0                 0               0%
=============================================================================================

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


15.     RELATED PARTY TRANSACTIONS

        (a) Three officers of the Company utilize personal service corporations to receive the income from their employment with the Company. Payments to these corporations as well as direct payments to these officers totalled $381,000 (1995 - $343,000).

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

        (d) Other assets include $115,000 (1995 - $115,000) receivable from an entity in which a director of the Company has significant influence.

16.     GEOGRAPHIC SEGMENTED DATA


                                                        1996              1995          1994
-------------------------------------------------------------------------------------------------
Sales to unaffiliated customers
  Canada                                          $  21,774,563     $  19,776,365  $   19,612,304
  United States                                       7,509,387         5,987,974       5,801,971
-------------------------------------------------------------------------------------------------

                                                  $  29,283,950     $  25,764,339  $   25,414,275
=================================================================================================

Income (loss) before income tax and other items
  Canada                                          $    (883,013)    $    (149,458) $      503,427
  United States                                        (290,905)         (528,709)       (299,320)
-------------------------------------------------------------------------------------------------

                                                  $  (1,173,918)    $    (678,167) $      204,107
=================================================================================================

Identifiable assets
  Canada                                          $   8,979,418     $  12,948,148  $    8,229,799
  United States                                       5,820,227         2,939,952       2,099,182
-------------------------------------------------------------------------------------------------

                                                  $  14,799,645     $  15,888,100  $   10,328,981
=================================================================================================

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

17. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP)

         (a)      Recent accounting pronouncements

                  (i)      Earnings per share

                           In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have an impact on U.S. GAAP earnings per share.

                  (ii)     Income tax

                           FASB also issued a revised statement on "Accounting for Income Tax", SFAS No. 109, which requires companies to recognize current changes in tax rates in recording their deferred income tax liabilities effective for fiscal years beginning after December 15, 1992. The effect of applying this statement is not significant.

         (b)      Reconciliation   of  earnings   reported  in  accordance  with
                  Canadian GAAP and U.S. GAAP


                                             1996                 1995               1994
------------------------------------------------------------------------------------------
Net income (loss) - Canadian
  GAAP                                   $  (1,173,918     $  (1,578,167       $   204,107
Adjustments increasing net
  income (loss)
  Cost of beneficial conversion
  feature of convertible
  subordinated debenture
  (notes 8 and 17(b)(i))                            0         (2,435,760)               0
  Prior years' income tax
      reassessment                                  0                  0         (167,417)
  Amortization of leasehold
      improvement costs                      (116,000)          (122,000)        (128,000)
  Income tax effect of
      adjustments                                   0                  0           55,000
------------------------------------------------------------------------------------------

Net loss U.S. GAAP                      $  (1,289,918      $  (4,135,927)     $   (36,310)
==========================================================================================
Net income (loss) per common share
  Canadian GAAP                         $       (0.44)     $       (0.63)     $      0.09
==========================================================================================
  U.S. GAAP                             $       (0.48)     $       (1.65)     $     (0.01)
==========================================================================================
Average number of shares
  outstanding                               2,682,533          2,502,759        2,440,583
==========================================================================================


17. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (i) The beneficial conversion feature of convertible subordinated debentures is accounted for as an interest expense at the date of issue of the security. This policy conforms to the accounting for these transactions announced by the SEC staff in March, 1997.

                  The fiscal 1995 differences between earnings under Canadian and U.S. GAAP have been adjusted to comply with the SEC staff's position of retroactive application of this accounting practice. As a result, fiscal 1995 U.S. GAAP net loss per common shares has been increased from ($0.68) to ($1.65).

                  The reconciliation of stockholders' equity reported in accordance with Canadian GAAP and U.S. GAAP has been adjusted by CDN $2,435,760 to reflect this charge to income and increase in capital in 1995.

         (ii) Under U.S. GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------

         (iii) Under U.S. GAAP, interest expense would be imputed with respect to a non-interest bearing loan $22,000 (1995 - $34,000) received in 1983 from a landlord to assist in financing leasehold improvements. The effect on net income of not recording imputed interest and related income tax is negligible. If the imputed interest had been recorded when the loan originated, the effect on the balance sheet at December 31, 1996 would have been to decrease fixed assets and long-term debt by approximately $2,500 (1995 - $4,000).

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



                                       1996          1995          1994
-------------------------------------------------------------------------
Cash surrender value of life
  insurance                          $ 45,000     $  45,000      $ 45,000
Acquisition of fixed assets                 0       (20,000)            0
Obligation under capital
  leases                                    0        18,000             0
=========================================================================

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)

--------------------------------------------------------------------------------


17. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         Under U.S. GAAP, the following supplemental disclosure of cash flow information would be made


                                        1996           1995           1994
----------------------------------------------------------------------------
Interest                            $   151,580     $  78,570     $   45,237
Income tax                                    0        75,000         92,417
============================================================================

         (d) Reconciliation of stockholders' equity reported in accordance with Canadian GAAP and U.S. GAAP


                                               1996              1995             1994
-----------------------------------------------------------------------------------------
Stockholders' equity, December 31,
  under Canadian GAAP                   $    7,697,098     $   7,087,138     $  7,345,905
Cumulative adjustments reducing
  net income reported under
  Canadian GAAP to net income
  under U.S. GAAP                          (3,186,977)        (3,070,977)        (513,217)
Beneficial conversion feature of
  convertible subordinated
  debentures (notes 8 and 17(b)(i)           2,435,760         2,435,760                0
-----------------------------------------------------------------------------------------

Stockholders' equity U.S. GAAP          $    6,945,881     $   6,451,921     $  6,832,688
=========================================================================================

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

--------------------------------------------------------------------------------


17. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (e)      Stock option plans

                  The Company adopted an employee, a founder's and a director's stock option plan in 1993. Stock option activity under these plans is summarized as follows:


                                             Number            Exercise Price
                                           of Shares         (U.S.$)   (Cdn.$)
-------------------------------------------------------------------------------
Granted 1993 (inception)                     160,000       $ 6.19*       $ 8.48
1995
-  Granted                                    18,000          4.75         6.51
-  Cancelled                                 (4,200)          5.40         7.40
-------------------------------------------------------------------------------

December 31/95                               173,800         6.06*         8.30
1996 - Granted                                22,000          7.20         9.86
-------------------------------------------------------------------------------

Outstanding, December 31/96                  151,800       $ 6.19*       $ 8.47
===============================================================================

                  * Weighted average exercise price.

                  In 1995 the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use. This measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. For U.S. GAAP purposes management accounts for options under APB Opinion No. 25. As option exercise prices approximated market price on the dates of grants no compensation expense has been recognized. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1996 and 1995 U.S. GAAP net loss per share would have been immaterial.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this 10-KSB/A-1 for the fiscal year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)  Elephant & Castle Group, Inc.


                                     By: /s/Daniel DeBou,
                                         ---------------
                                         Daniel DeBou,
                                         Vice President/Chief Accounting Officer

Date    January 28, 1998