Form 10KSB
period 1997-12-31
ELEPHANT & CASTLE GROUP INC
filed 1998-04-15
CIK 899849

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997
                           Commission File No. 1-12134
                              Cusip No. 286199-10-4

                          ELEPHANT & CASTLE GROUP INC.
                         (Name of Small Business Issuer)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997
                          Commission File No. 33-60612

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 13 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB.[ ]

Issuer's   revenues  during  the  fiscal  year  ended  December  31,  1997:  CDN
$34,230,000 (converts at applicable exchange rates to U.S. $24,986,000).

Aggregate market value of voting stock held by non-affiliates of the Registrant as at March 31, 1998: U.S. $8,574,000 (CDN $1,746,000).

Number of shares  outstanding of Issuer's  Common Stock as of December 31, 1997:
3,002,183.

Securities registered pursuant to Section 12(b) of the Act:

         None.

Securities registered pursuant to Section 12(g) of the Act:

                                    NASDAQ                   Number of
      Title of Each Class           Symbol               Shares Outstanding
      -------------------           ------               ------------------

Common Stock, $.01 par value        PUBSF                     3,072,316(a)

(a)Calculated as of March 31, 1998, and includes 70,133 shares issued pursuant to certain financing transactions in the first quarter of 1998.

Forward-Looking Statements

         This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the results of operations and businesses of the Company. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such-forward looking statements include, among other, the following possibilities: (i) fluctuations in foreign currency exchange rates; (ii) heightened competition, the entry of new competitors; (iii) the inability to carry out development plans or to do so without delays; (iv) loss of key executives; and (v) general economic and business conditions. The Company does not intend to update these cautionary statements.

ITEM 1            DESCRIPTION OF BUSINESS

a.       General

         The Company currently operates a chain of 20 full-service casual dining restaurants and pubs, 14 of which are located in Canada and six of which are located in the United States.

         All but two of the restaurants are currently operated under the name "Elephant & Castle" an English pub concept. The Elephant & Castle units in the United States include the two newest additions to the chain, located in Seattle, Washington and Boston, Massachusetts. Both of such units were added during the second half of 1997.

         The Company has been selected by Rainforest Cafe, Inc. (NASDAQ: RAIN) as joint venture partner and exclusive licensee for the development of Rainforest restaurants in Canada. The Company's first Canadian Rainforest restaurant is under construction and scheduled to open in June of 1998 in Vancouver, B.C. The Company expects to operate up to five Canadian Rainforest restaurants by the end of 1999. If that goal or a substantial fraction thereof is met, the Company's continuing revenues from the Canadian Rainforest restaurants will constitute a significant part of the Company's continuing revenues. Martin O'Dowd, formerly the President and Chief Executive Officer of Rainforest Cafe, Inc., became the President and Chief Executive Officer of Elephant & Castle Group Inc. in March of 1998.

         In addition, the Company owns and operates an "Alamo Grill" red meat steakhouse at the Mall of America, Bloomington, Minnesota. The Company is committed to the expansion of the Alamo Grill steakhouse restaurants, as a separate concept, with the first new site to be opened in 1998 in Franklin Mills, Pennsylvania in a new "twinning" arrangement (side-by-side or back-to-back) with an Elephant & Castle pub restaurant. The Elephant & Castle English Pub concepts is being franchised for the first time in the United States, and it is the Company's intention in the future to similarly franchise Alamo Grill.

         Prior to the initial public offering of the Company's securities in June of 1993, the Company operated 12 pub restaurants, all located in major shopping malls and office complexes from Victoria, B.C. to Ottawa, Ontario, and only one of which was located in the U.S., at Bellis Fair, Washington near the Canadian border.

         The shift of focus to more U.S. based locations is in accordance with the Company's previously announced intentions with respect to restaurant locations. In addition, the Company has moved its pub restaurants from a previous concentration in mall locations into major hotels and other high traffic urban locations. The Company proposes to continue to diversify its portfolio of restaurant offerings in the casual restaurant segment, to stand-alone urban, hotel based and at select mall locations. The Company is seeking to move towards being a multi-brand business operating a portfolio of proven restaurant concepts. The diversity of the concepts is intended to maximize the Company's appeal to the broadest band of consumers in the casual dining segment. The Company hopes to manage other U.S. based brands in the Canadian market, while positioning itself to expand Elephant & Castle and other developed or acquired brands in U.S. market.

         1997 Results of Operations

         During 1997, the Company opened three new Elephant & Castle restaurants, two of which are in the United States, Boston (November 4) and Seattle, Washington (August 28). The third new location was opened in Edmonton, Canada on November 20, 1997. Two restaurant locations were closed in 1997, Vancouver (February 28th) and Thunder Bay (August 31st). Both closings occurred upon lease expirations.

         In 1997, the Company's sales increased 16.9% to CDN $34,231,000 (U.S. $24,986,000) from CDN $29,284,000 (U.S. $21,375,000) for the comparable period in 1996. The sales increase and other factors have permitted the Company to reduce costs per dollar of sales, including general and administrative expenses which were 7.2% in 1997, a reduction of 17%.

         During the fiscal year ended December 31, 1997, the Company incurred a net loss of CDN $1,416,000 (US$1,034,000) compared to a net loss of CDN $1,174,000 (US$857,000) for the corresponding period in 1996. The 1997 figure includes CDN $677,000 (US $494,000) in restaurant closing costs and a senior executive retiring allowance.

         1997 results of operations reflected continued losses from operations from unsatisfactory results at the Company's Canadian mall restaurants, (revenues declined 4.5% at the twelve Canadian operations operated throughout
1997); less than budgeted projected operating margins at certain of the newer restaurants; significantly higher interest costs on capital borrowed for the Company's expansion efforts; and higher than planned general and administrative costs.

                  Occupancy costs declined from 15.0% in 1996 to 14.2% in 1997. Management believes that the build-out of the additional U.S. hotel-based restaurants will further lessen occupancy costs as a percentage of revenues, and that the Canadian rainforest restaurant opportunity, together with the contemplated disposition of certain restaurant locations with disproportionate occupancy costs, will enable the Company to reduce total costs, as a percentage of sales significantly and to return to profitability.

         GEIPPP II Financing. In December of 1995, the Company completed a major financing with a prominent U.S. private limited partnership money manager, General Electric Investment Private Placement Partners II ("GEIPPP II"). That financing initially added U.S. $1,000,000 (CDN $1,370,000) in equity before issue costs and U.S. $3,000,000 (CDN $4,110,000) in subordinated convertible notes to the Company's long term debt structure. In February of 1997 and November of 1997, the Company completed an additional U.S. $4,000,000 (CDN $5,480,000) financing with GEIPPP II. The proceeds of the 1997 financing were used to pay for construction of new restaurants located at the Club Quarters hotel in the Boston, Massachusetts financial district, and the Cavanaugh Inn in the Seattle, Washington downtown entertainment district.

         The closing of the GEIPPP II financings and the potential availability of up to U.S.$2,000,000 (CDN $2,740,000) of additional financing by the sale of similar notes in the future enhances the Company's ability to achieve its future expansion plans. In 1997, the Company separately raised $12,000,000 from a French bank and certain affiliates and subsidiaries thereof through the placement of a $2,000,000 Convertible Note. In the opinion of management, significant additional capital will be required, particularly for the Canadian Rainforest restaurants venture.

         Elephant  &  Castle  (Traditional  Format).  At the  Elephant  & Castle
restaurants, the Company seeks to distinguish itself from competitive restaurants by its distinctive British style and Tudor decor, and by featuring a wide variety of menu items including a large number of English-style dishes. The Company's restaurants offer a broad menu at popular prices. The menu is regularly updated to keep up with current trends in customers' tastes. The average check per customer, including beverage, was approximately CDN $14 during 1997, a number which has more or less been stable since 1992. Although all of the Company's restaurants provide full liquor service, alcoholic beverages are primarily served to complement meals.

         Mall Restaurants. The Company's mall restaurants average approximately 5,000 square feet, with a typical seating capacity of 220. The restaurants are open 7 days a week for lunch, dinner and late-night dining. Average unit sales are less than CDN $2 Million, with a sales mix of approximately 60% food and approximately 40% alcoholic beverages. Due to their location at major downtown and suburban malls and office complexes, the Elephant & Castle restaurants cater to both shoppers and office workers.

         Hotel Restaurants. The Company has agreements for the operation of restaurants at Holiday Inn hotels in Winnipeg, Manitoba, (Canada), Philadelphia, Pennsylvania and San Diego, California in the United States. The Winnipeg Crowne Plaza Holiday Inn Elephant & Castle restaurant was opened on May 18, 1994. The Philadelphia Holiday Inn unit was opened on February 28, 1995, and the San Diego Holiday Inn was opened on July 1, 1996. Both the Winnipeg and the Philadelphia Holiday Inn restaurants have produced revenues and profits and positive reaction from Holiday Inn management. The San Diego facility has incurred certain operational difficulties which decreased revenues and increased costs both in absolute amounts and as a percentage of revenues. However, results of operations at the San Diego facility have been more favorably impacted since mid 1997.

         The Boston, Massachusetts and Seattle, Washington sites added in 1997 are in hotel locations other than Holiday Inn. The Company plans to build additional hotel restaurant units at first-class hotels over the next several years.

         In the opinion of management, the three key ingredients favoring select hotel based units strategy are:

         (1)      the control of occupancy costs;

         (2) the capacity to work synergistically with a hotel management seeking to divorce itself from direct involvement in food and beverage operations; and

         (3) the Company's ability to control the menu, kitchen and restaurant amenities.

         The Canadian Rainforest Venture. As of May 1, 1997, the Company entered into final agreements with Rainforest Cafe, Inc. ("RCI") relating to the Canadian Rainforest Joint Venture. The agreements provide for the establishment of a jointly-owned Canadian corporation, Canadian Rainforest Restaurants, Inc. ("CRRI") in which the Registrant and RCI each have a 50% interest in the Common Stock, but which the Registrant will effectively control as to day to day operations by the power to nominate three of the five CRRI directors and by a management agreement.

         The Registrant has simultaneously acquired an exclusive Area Development Agreement for U.S. $500,000 (CDN $685,000), U.S. $250,000 (CDN $343,000) paid in advance, and U.S. $50,000 (CDN $69,000) per annum thereafter until the balance is paid. The Area Development Agreement has been assigned to CRRI, the joint venture company.

         Each restaurant built within the exclusive territory of Canada will also enter into a license arrangement with RCI. The Rainforest restaurants, a trademark and trade name protected concept, provide patrons with a rainforest environment, which is both attractive and entertaining, and has been sought out by mall operators and others on favorable terms as a destination location. A section of the premises of each restaurant is set aside for the sale of rainforest related merchandise. The Company has slightly modified the basic physical structure of each Rainforest restaurant.

         In the United States, Rainforest Cafe, Inc. has quickly expanded from its first unit at Mall of America, Bloomington, Minnesota to a total of 13 restaurants by the end of 1997. RCI has also signed Area Development Agreements for foreign expansion in Mexico, England, France, Hong Kong and other areas.

         The Registrant expects to invest from CDN $10-15 million in the joint venture entity for the creation of least five Canadian Rainforest restaurants in Canada during the next twelve to eighteen months. Each such restaurant is expected to contribute substantially to the Company' revenues and operating margins starting in mid-1998. The Company will receive a 1.5% management fee from each licensed restaurant in addition to distributions it receives as a shareholder of CRRI. The Company requires substantial operating capital for the proposed build-out of the Rainforest restaurants.

         Each Rainforest Restaurant will present an equatorial rainforest motif, a diverse interesting menu and high quality food which is intended to appeal to a broad customer base.

         The five restaurants planned to date (one in greater Vancouver, three in Toronto and one in Montreal) will range from 17,000 to 20,000 square feet and seat from 260 to 340 people. Due to the size and scope of these facilities, it is necessary that they be positioned in very high traffic areas to attract the necessary clientele. The anticipated sales mix from the Canadian Rainforest Restaurants is 25% retail items, and 75% food and beverage.

         The principal competition will be the established "eatertainment" restaurants such as Hard Rock Cafe and Planet Hollywood.

         Alamo Grill. In October of 1996, the Company acquired all of the capital stock of Alamo Grill, Inc. ("Alamo"), a one unit restaurant business located at the Mall of America, Bloomington, Minnesota. The Company issued 147,059 shares to the shareholders of Alamo's parent company and assumed U.S.$536,000 (CDN$734,000) of such entity's debt in connection with the transaction. The acquisition provides the Company with a "red meat" concept restaurant for the expansion of its hotel-based properties. The single unit Alamo has been successfully and profitably operated by the Company since the acquisition. The new "Alamo Grill Restaurants" (which may use such name or variants thereof) will be casual steakhouse restaurants with a distinctive southwestern design and theme. They are intended to be located in high traffic suburban malls and large box retail outlets. The target market is blue to grey collar family shoppers. The menu will be positioned to deliver an average spend of U.S. $14-16 Dollars for food at dinner. Each restaurant is planned to be

6,500 square feet with a 240-seat capacity. The Company is currently proposing to use the Alamo food format at other facilities. In a concept which remains in the development stage, the Company will dual-brand a twin restaurant opportunity in Franklin Mills, Pennsylvania. The E & C/Alamo will be approximately 12,000 square feet and share a common kitchen. The efficiencies of the dual-brand concept intended to be realized include facility and construction cost limitations, while presenting two distinct brand images to the public. See also Franchising/Licensing.

         Other Formats. In August of 1995, the Company opened a New York style deli known as Rosie's-on-Robson. The Company provides all of the hotel's room service, off-premise catering, and branded specialty products. The Company's restaurant at Rosedale is significantly different from the traditional Elephant & Castle format. The Company's experience with "Rosie's" to date has not been favorable. The Company currently does not intend to further develop the Rosie's brand or concept.

         Future Company Growth. In addition to the Canadian Rainforest venture discussed elsewhere, the Company's strategy for future growth of its hotel-based and urban traffic center locations is as follows: Select locations will be identified in certain high-density markets. The Company has in mind a limited number of geo graphic pockets for potential growth for all corporate brands. The intention is to cluster restaurants in prime locations within the chosen geographic regions. Key points for consideration include a high level of occupancy at a prospective hotel; a hotel which is part of a chain large enough to join in combined marketing activities; potential unique traffic generators; and the need for revenues in all seasons.


Other Activities

         Franchising/Licensing. Management of the company believes that the Company's "brand" identification is a valuable asset. The Elephant & Castle brand label is licensed at the new international terminal at Vancouver International Airport. Future activities may include an expansion of the Company's licensing/franchising activities. Elephant & Castle International, Inc. has been authorized to commence franchise activities in the United States, and has begun franchise activities for the Elephant & Castle units.

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

         Additional Information

         1. Form and Year of Organization. The Company was incorporated under the laws of the Province of British Columbia, Canada, on December 14, 1992, as part of a reorganization of sister subsidiaries. The Company's principal executive offices are located at Suite 500, 856 Homer Street, Vancouver, BC, V6B 2W5 (604) 684-6451, fax (604) 684-8595. As used herein, unless the context specifies otherwise, "Elephant & Castle" or the "Company" refers to the holding company and its restaurant subsidiaries.

         2. Reorganization. The Company was formed in 1992 as a holding company. The Company owns The Elephant and Castle Canada Inc., an Ontario corporation ("E&C Canada") (14 restaurants); Elephant & Castle, Inc., a Texas corporation ("E&C Texas") (two restaurants); and Elephant & Castle, Inc., a Washington State corporation. In addition, the Company owns Alamo Grill, Inc., an Indiana Corporation and Elephant & Castle International, inc., a Texas corporation.

         E&C Canada was previously amalgamated in May 1990 to act as the sole operator of the business conducted by the 12 restaurants under the trade name "Elephant & Castle". E&C Texas was incorporated in Texas in 1983 for the purpose of creating an Elephant & Castle restaurant at an upscale mall in Houston, Texas. The mall development was not successful, and the restaurant was closed in 1985. The Company had a tax loss carryforward of approximately U.S. $1,000,000 (CDN $1,370,000) from the failed Houston restaurant. A portion of the benefit of such tax loss carryforward has been utilized. The remaining benefits, if any, to be derived from the United States tax loss carryforward are not believed to be material in relation to the business of the Company as a whole.


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

                  Management believes that newer Elephant & Castle restaurants have benefitted from the name recognition and reputation for quality development for which the family of restaurants has become known in Canada. The Company employs some print and direct-mail advertising and conducts many local promotions geared to the neighborhoods and markets the restaurant serves. These low-cost activities can include everything from ski-party packages to mystery theater activities, entertainment, sports nights, comedy nights and functions related to special holidays. During fiscal 1997, the Company's expenditures for advertising and promotional activities were approximately 3% of its revenues.

                  iii. Status of New Developments. The Company is constantly in the process of examining and undertaking various new development and expansion opportunities.

         Relationship with Hotel Operators

         The Registrant's relationship with hotel operators, such as Holiday Inn is predicated on (i) shared investment in significant physical improvements to the facility at the onset of the occupancy; (ii) costs of occupancy measured by a percentage of the unit's revenues; (iii) adequate time to recruit and train a restaurant staff of Registrant's selection; and (iv) reliance upon Registrant's control of the physical environment and menu selections. The Registrant currently operates hotel restaurants at the Club Quarters Hotel (Boston, Massachusetts) and Cavanaughs (Seattle, Washington). The Registrant is discussing additional prospective restaurant sites at major hotel locations.

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

                  v. Suppliers. Food products and related restaurant supplies are purchased both through home office purchasing programs and already at the restaurant level from specified food producers, independent wholesale food distributors and manufacturers. This process enables the Company to ensure quality companies. Management believes all essential food and beverage products are available from multiple sources in all of the locations it serves, and that it is not dependent on any one of a limited number of suppliers. Management expects to be able to achieve a declination in the costs of food products and related suppliers based upon new purchasing policies currently being adopted, a change in key personnel responsible for the implementation of purchasing process, and maximization of rebates and allowances, which were not consistently received by the Company in earlier periods.

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

                  vii. Trademarks; Licenses. The Company has registered "The Elephant & Castle Pub & Restaurant" with the Canadian Trade marks Office, and has registered "Elephant Mug" with the United States Patent and Trademark Office. The Company regards its "Elephant & Castle" and "Elephant Mug" trademarks as having sub stantial value and as being an important factor in the marketing of its restaurants. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks in its business. The Company acquired "The Elephant & Castle" trademark in the United States. The Company agreed to pay approximately U.S. $50,000 (CDN $69,000), plus a one-time fee of U.S. $5,000 (CDN $7,000) per location for the first ten locations for the mark.

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

                  x. Research and Development. The Company places significant emphasis on the design and interior decor of its restaurant. In-house design is supervised by Vice President George Pitman, one of the founding shareholders of the Company. The Company's design requires higher capital costs and furniture and fixtures investment to open a new restaurant than is typical in the industry. Landlord contributions defray a part or a substantial part of interior design and decor at a typical new restaurant. The Company believes that its design and decor features enhance the dining experience. Each restaurant typically features large, airy dining areas. Two of the restaurants offer atrium seating, and several offer patio seating, which adds substantially to seasonal capacity, revenues and profits. Table layouts are flexible, permitting re-arrangement of seating to accommodate large groups and effective utilization of maximum seating capacity.

                  The Company also believes that the location of a restaurant is critical to its success. In general, significant time and resources are spent in determining whether a prospective site is acceptable. Traditional Elephant & Castle restaurants were located at high-profile sites at malls/office complexes within larger metropolitan areas. In selecting future sites, the Registrant intends to analyze demographic information for each prospective site, hotel occupancy, hotel uses, and factors such as visibility, traffic patterns, accessibility, proximity of shopping areas, offices, parks, tourist attractions, and competitive restaurants.

                  xi. Costs and Effects of Compliance with Environmental Laws. The Company is not aware of, and does not anticipate any significant costs related to compliance with environmental laws.

                  xii. Number of Total Employees and Full-Time Employees. As of December 31, 1997, the Company employed approximately 900 persons on a full-time and part-time basis. 21 of such persons serve in administrative or executive capacities, 54 serve as restaurant management personnel and the remainder are hourly workers in the Company's restaurant operations. The Company believes that its working conditions and compensation packages are competitive with those offered by its competitors. Management considers the Company's relations with its employees to be good, and its rate of employee turnover, particularly among management employees, to be low in relation to industry standards. The Company has an agreement with the union which represented the former workers at the predecessor restaurant located at the Holiday Inn unit in Philadelphia which requires the Registrant to seek new hires first from among the pool of available union hiring hall personnel. The Company's service personnel at the San Diego Elephant & Castle unit and Rosie's on Robson are unionized. The Company has never experienced an organized work stoppage, strike or labor dispute.

                  The Company has sought to attract and retain high- quality, knowledgeable restaurant management and staff. In units which the Company has had in operation five or more years, the Company has regularly retained a work force with a significant number and percentage of its employees having continuous service with the Company. Currently, at such units the Company has 259 employees of which 25.5% are five year veterans. In supervisory positions within the Company's restaurant business, the percentage is even higher (67.7%). Each restaurant is managed by one general manager, and from one to three assistant managers depending on volume. Each restaurant also has one kitchen manager and one to three assistant kitchen managers. On average, general managers have about five years' experience with the Company. The Company also employs regional managers and may be required to add additional supervisory people as the chain expands. As the Company adds new restaurants, its future success may depend in part on its ability to continue to attract and train capable additional managers. The Company also anticipates that the opening of additional restaurants including at hotel sites in the United States will require a commensurate increase in employees. The Company does not expect a proportionate increase in the number of corporate or administrative personnel.

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

ITEM 2            PROPERTIES

PROPERTIES

         Other than the hotel and urban restaurants discussed separately below, the Company currently operates eleven mall based restaurants. All of such facilities are leased properties. The following table provides opening date, square footage and indoor seating capacity information with respect to each of the mall based restaurants currently in operation:

                                                                                                 Indoor
City                       Mall                      Opening Date               Square Feet      Seating(a)
----                       ----                      ------------               -----------      ----------
Regina, Sask.              Cornwall Center            Aug. 1981                    5,375           220
Ottawa, Ont.               Rideau Center              Mar. 1983                    7,119           280
London, Ont.               Galleria                   Sep. 1983                    6,000           240
West Edm., Alb.            West Edmonton              Jul. 1988                    6,500           245
Edmonton, Alb.             Eaton Center               Sep. 1988                    5,939           225
Victoria, B.C.             Eaton Center               Jun. 1989                    5,640           225
Bellingham, WA             Bellis Fair                May  1990                    5,200           220
Saskatoon, Sask.           Midtown Plaza              Oct. 1990                    5,815           225
Calgary, Alb.              Eaton Center               Dec. 1990                    5,851           225
Surrey, B.C.               Guildford Town             May  1992                    4,835           200
Bloomington, MN            Mall of America            Oct. 1996                    6,750           280


(a)Outdoor/patio seating is available at a number of the locations, but only on a limited seasonal basis.


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

         The Company's facilities at Hotels and other non-mall locations are occupied on the following basis:

Hotel Locations              Opening Date     Square Ft.     Indoor Seating
---------------              ------------     ----------     --------------

Winnipeg                     May 1994           4,300              180
Philadelphia                 February 1995      7,900              310
San Diego                    July 1996          7,500              300
Seattle                      August, 1997       7,600              230
Boston                       November, 1997     9,500              200


Other Locations

"Rosie's"
 (Vancouver)                 August, 1995       5,500              200
BCIT
 (Burnaby,B.C.)              September, 1995    4,500              300
Toronto
 Entertainment
 District                    October, 1996      9,200              330
Edmonton                     November, 1997     5,600              180


         The following table sets forth, for all restaurants by location, the earliest expiration date of the leases and the minimum annual rent:


                                            Earliest
Location                               Expiration Date       Minimum Annual Rent
--------                               ---------------       -------------------

Regina Cornwall Center                        1998          CDN    $ 50,000
London Galleria                               1998                   78,000
BCIT, Burnaby, B.C.                           2000                  140,000
Edmonton Eaton Center                         2001                  109,000
Minneapolis, Mall of America                  2002                  259,000
West Edmonton Mall                            2003                  130,000
Ottawa Rideau Center                          2003                  165,000
Victoria Eaton Center                         2004                  141,000
Winnipeg, Holiday Inn                         2004                   60,000
Saskatoon Midtown Plaza                       2005                  150,000
Bellingham Bellis Fair                        2005                  106,000
Rosie's, Rosedale                             2005                   60,000
Philadelphia, Holiday Inn                     2005                  137,000
Calgary Eaton Center                          2005                   94,000
San Diego, Holiday Inn                        2006                   82,000
Surrey, Guilford                              2007                  156,000
Boston, Club Quarters                         2007                   82,000
Toronto (King Street)                         2011                   92,000
Edmonton, White Ave                           2012                   77,000
Seattle, Cavanaughs                           2012                   77,000


         Total:                                             CDN  $2,245,000
                                                                 ==========

         The Company has been able to decrease the aggregate per unit minimum annual rental over the last several years in part due to selective locations and appropriate lease provisions.

ITEM 3            LEGAL PROCEEDINGS

         From time to time lawsuits are filed against the Company in the ordinary course of business. Except as set forth below, the Company is not a party to any litigation which would have a material adverse effect on the Company or its business and is not aware of any such threatened litigation.

         In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ministry of Revenue, Ontario, regarding a construction allowance received in 1984 from the landlord for its former Sarnia location. The reassessment has been under appeal since 1989. The amount of tax reassessed was CDN $209,000. Including interest accrued to date, the total amount in dispute as of December 31, 1997 was approximately CDN $ 739,000.

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

         The Registrant was a party to two ten (10) year lease agreements with Shilo Hotels ("Shilo") relating to facilities located at Yuma, Arizona and Pomona, California respectively. After a breakdown in the business relationship between the parties, on August 22, 1995, Shilo asserted legal claims against the Company, and commenced a litigation, still pending, in the Superior Court, State of Arizona, County of Yuma, in which the Company is represented by A. James Clark, Esq., Clark & Carter, Yuma, Arizona and other counsel. In the action, Shilo seeks unspecified general and special damages for alleged breaches of the lease agreements at Yuma and Pomona. In the opinion of management, the Registrant has potential valid defenses and mitigation of damage claims against Shilo, as well as properly stated counterclaims. Motions for Summary Judgment by Shilo on the two leases have been denied.

The Company expects to prevail on the Pomona lease, and anticipates that if a trial as to damages, if any, is required on the Yuma lease, it will be able to successfully defend its interests and position.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is, and has been since June 29, 1993, traded on NASDAQ - small cap market (PUBSF) and the Pacific Exchange (PUBS).

         The range of high and low sales prices for the Common Stock from January 1, 1996, to date has been:

                                   High            Low
                                   ----            ---

First Quarter of 1997:            $  9.00          $5.75
Second Quarter of 1997:           $ 10.25          7 7/8
Third Quarter of 1997:            $ 11.25          9 5/8
Fourth Quarter of 1997:           $ 10.50          $6.75

First Quarter of 1996:            $ 7.125          $4.03125
Second Quarter of 1996:           $ 7.625          $5.25
Third Quarter of 1996:            $ 8.00           $5.5625
Fourth Quarter of 1996:           $ 8.50           $5.875

         The approximate number of record holders of the Company's common stock is 625.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Twelve Months ended December 31, 1997 vs. December 31, 1996

Net Income

         For the year ended December 31, 1997, the Company's net loss was CDN $1,416,000 (US $1,034,000) compared to a net loss of CDN $1,174,000 (US
$857,000) for the corresponding period in 1996. The 1997 figure includes CDN $677,000 (US $494,000) in restaurant closing costs and a senior executive retiring allowance. There were no such items in 1996. Income from restaurant operations increased to CDN $2,213,000 (US $1,615,000) in 1997 from CDN $1,587,000 (US $1,158,000) in 1996. Overall, loss per share in 1997 was CDN
($0.48) compared to CDN ($0.44) in 1996. See reconciliation for differences between Canadian and United States Generally Accepted Accounting Principles (CDN GAAP and US GAAP).

Income from Restaurant Operations

         Income from restaurant operations, at CDN $2,213,000 (US $1,615,000) was up 39.4% over 1996 and, as a percentage of sales, increased to 6.5% in 1997 from 5.4% in 1996. There are two principal reasons for this improvement. Firstly, the opening of higher volume stores and closing of two lower volume locations enhances overall operating margins. Secondly, food and beverage cost percentages showed improvement throughout the year. The Company is actively reviewing its purchasing procedures and believes additional improvements can be achieved in this area.

Sales

         Sales increased 16.9% during the 1997 year to CDN $34,231,000 (US $24,986,000) from CDN $29,284,000 (US $21,375,000) in 1996. The Company opened three new locations during 1997, in Seattle (August 28th), Boston (November 4th) and Edmonton (November 20th); and closed two locations, Vancouver (February
28th) and Thunder Bay (August 31st), both of which were lease expirations. The Company also opened three locations in 1996, in San Diego (July 2nd), Bloomington (acquired on October 8th, 1996) and Toronto (October 21st). The result of opening higher volume stores and closing lower volume locations has seen the average weekly sales volume per unit in 1997 increase by 7.2% over the 1996 figure.

         For the twelve Canadian locations open throughout both years, 1997 sales totaled CDN $17,597,000 (US $12,844,000) and were down 4.5% from 1996.
Four locations suffered decreases ranging from 9.6% to 21.5% and were the cause of the overall decrease. Specific action plans for each of these four locations are in place or in the planning stage.

         For the two U.S. locations open throughout both years, sales decreased 3.1% from 1996. Sales are expected to decrease at one of these locations for at least the first half of 1998 due to decreased traffic counts at its mall location.

         Of the locations opened in 1997, sales at the Seattle location are in line with expectations, Boston is exceeding expectations, and although Edmonton is not yet meeting expectations, sales are increasing each month compared to the previous month.

Costs and Expenses

         Food and Beverage Costs

         Overall, food and beverage costs, as a percentage of sales, decreased to 29.1% for the twelve months ended December 31, 1997 compared to 30.2% for the corresponding period in 1996. The Company has implemented a number of purchasing programs that are expected to decrease the food and beverage percentage, commencing with the second quarter of 1998.

         Labour and Benefits Costs

         Labour and benefits costs increased slightly from 32.8% of sales in 1996 to 33.0% for the 1997 period. This rate has been stable for the last three years.

         Occupancy and Other Costs

         Occupancy and other operating costs decreased as a percentage of sales from 26.2% in 1996 to 25.7% in 1997. This is primarily the result of the Company's strategy of focusing new developments in high traffic urban locations and moving away from its traditional suburban mall locations. This is resulting in lower occupancy percentages at the newer locations and is driving the overall rate down.

         Depreciation and Amortization

         Depreciation and amortization costs increased to 5.7% of sales for 1997 compared to 5.3% in 1996. Higher development costs and shorter amortization periods at new locations, compared to older suburban mall locations are the cause of the increase in the percentage.

         General and Administrative Costs

         General and administrative expenses decreased from 8.3% of sales in 1996 to 7.2% in 1997. The Company originally targeted a rate of 7.0% for 1997. Three new executives were hired in 1997, causing the overall rate to increase. Hiring these executives was a necessary step in the development of the infrastructure needed to allow the Company to expand and return to profitability. Mr. Martin O'Dowd, former President of Rainforest Cafe Inc., joined the Company in August as President of the U.S. operations with the mandate to expand the Company's U.S. presence and to oversee the development of Rainforest Cafes in Canada. In March of 1998, Mr. O'Dowd was appointed President and Chief Executive Officer of the Company. Mr. Colin Stacey, former President of Keg Restaurants, also joined the Company in August, as Chief Operating Officer responsible for Canadian operations. Mr. Richard Bryant, formerly Chief Financial Officer of Keg Restaurants, joined the Company in November, as Chief Financial Officer. While the costs of these executives, plus other additions to corporate management will cause general and administrative costs to rise over the near term, the Company believes its long term general and expense percentage will be brought down to under 7.0% as new stores are added without incurring proportionate additional costs.

         Retiring Allowances and Other Costs

         In December, 1997 one of the founders of the Company, Mr. Peter Barnett retired from his position as Executive Vice President. Under the terms of his employment contract Mr. Barnett was paid a retiring allowance on his retirement. Other costs arose from settlement of two labour matters with former employees. There were no such items in 1996.

         Restaurant Closing Costs

         During 1997 the Company closed two mall locations on the expiration of their respective leases. The costs associated with these closings were approximately CDN $200,000 (US $146,000). The Company also incurred costs of CDN $130,000 (US $95,000) related to a lease guarantee on a former property. The Company did not close any locations during 1996.

         Interest on Long Term Debt

         During 1997 the Company completed two US $2,000,000 (CDN $2,740,000 each, for a total of CDN $5,480,000) convertible subordinated debenture financings with General Electric Investment Private Placement Partners, II, a U.S. based limited partnership with which it had previously arranged a similar US $3,000,000 (CDN $4,110,000) financing. As a result, interest on long term debt in 1997 was substantially higher than 1996, and will be higher again in 1998.

         The Company also completed a US $2,000,000 (CDN $2,740,000) convertible debenture financing with subsidiaries and affiliates of a French bank. Under Canadian GAAP this financing was an equity financing without a liability component. Under U.S. GAAP, this financing would be treated as a long term liability [See Note 18 to the Financial Statements].

(Loss) before Taxes

         The Company incurred a loss before income taxes of CDN ($1,416,000) (US $1,034,000) in 1997 compared to a loss of CDN ($1,174,000) (US $857,000) in
1996. The 1997 figure includes a total of CDN $677,000 (US $494,000) in restaurant closing costs, retiring allowances and other costs. There were no such costs in 1996. The 1997 loss before these items was CDN $739,000 (US
$540,000), representing an improvement of approximately CDN $435,000 (US $318,000) on a comparable basis over 1996. This is attributable to the positive impact of the new locations opened over the past two year, plus some general improvements in food and beverage cost percentages, offset in part by higher interest costs related to increased levels of long term debt.

         Management believes the additions it has made to executive management during 1997 has positioned the Company to successfully roll-out its expansion plans, including the development of Rainforest Cafe in Canada. Management is targeting a return to profitability by 1999.

Income Taxes

         The Company incurred losses in each of 1997 and 1996 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future years.

Differences Between Canadian and United States Generally Accepted Accounting Principles (Canadian and U.S. GAAP)

         The Company prepares its financial statements in accordance with Canadian GAAP. (The reader is referred to Note 18 of the Consolidated Financial Statements for the year ended December 31, 1997 for additional explanation.) The financial statements, if prepared in accordance with U.S. GAAP would have differed as follows:

         Net loss for the year ended December 31, 1997 would be increased by CDN $186,000 (US $136,000) comprised of amortization expense or CDN $110,000 (US$80,000)resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvements. The impact of this adjustment would be to increase the net loss per share from CDN ($0.48) (US $(0.35)) under Canadian GAAP to CDN ($0.54) (US($0.39)) under US GAAP.

         Net loss for the year ended December 31, 1996 would have been increased by CDN $116,000 (US $85,000) comprised of amortization expense resulting from the exclusion of the first option period in calculating the amortization of certain leasehold improvements. On a per share basis, net loss would have increased from CDN ($0.44) (US $0.32) under Canadian GAAP to CDN ($0.48) (US $0.35) under US GAAP.

         Shareholders' Equity at December 31, 1997 under US GAAP would be CDN $6,850,000 (US $5,000,000) compared to CDN $10,209,000 (US $7,452,000 under
Canadian GAAP, due to the cumulative effect of reconciliation adjustments.

         Shareholders' Equity at December 31, 1997 under US GAAP would have been CDN $7,177,000 (US $5,239,000) compared to CDN $7,928,000 (US $5,787,000) under
Canadian GAAP.

Liquidity and Capital Resources

         The Company's cash balances at the end of the 1997 period were CDN $4,097,000 ($US 2,990,000). This compares to a cash balance of CDN $801,000 (US $585,000) at the end of the 1996 period.

         Capital expenditures were CDN $5,306,000 (US $3,873,000) for the 1997 period, primarily for construction of the new Seattle, Boston and Edmonton restaurants.

         Changes in non-cash working capital items resulted in a net source of funds of CDN $387,000 (US $282,000) for the year ended December 31, 1997 compared to a net use of funds of CDN $131,000 (US $96,000) in 1996.

         The Company completed two US $2,000,000 (CDN $2,740,000 each, for a total of CDN $5,480,000) convertible subordinated debenture financings with General Electric Investment Private Placement Partners, II, a US Based limited partnership with which it had previously arranged a similar US $3,000,000 (CDN $4,110,000) financing in 1995. The Company also completed a US $2,000,000 (CDN $2,740,000) with subsidiaries and affiliates of a French bank. A portion of these funds was used to pay for construction of the new Seattle, Boston and Edmonton locations, and for the Company's share of the construction of the first Rainforest Cafe in Canada, as discussed below.

         During 1997 the Company entered into a joint venture agreement with Rainforest Cafe Inc. to develop at least five Rainforest restaurants in Canada. The first restaurant is under construction and is expected to open in mid-1998. The Company estimates its capital requirements for the entire development program will be CDN $10 to 15 million (US $7 to 11 million). The Company will need to arrange additional financing in order to meet these capital requirements and anticipates it will be successful in raising the necessary funds.

         The Company is also planning to build two or more new Elephant and Castle locations during 1998 and will need to arrange financing for these projects. The Company believes it will be successful in doing so, and anticipates US $2,000,000 (CDN $2,740,000) will be provided by an existing lender through a previously arranged agreement.

Twelve Months ended December 31, 1996 vs. December 31, 1995

Net Income

         For the year ended December 31, 1996, the Company's net loss was CDN $1,174,000 (US $857,000) compared to a net loss of CDN $1,578,000 (US
$1,152,000) for the corresponding period in 1995. The 1995 figure included a reserve of CDN $900,000 (US $657,000) for closing costs and anticipated legal disputes related to the closure of three locations during the year. Loss per share was CDN ($0.44) (US ($0.32)), compared to CDN ($0.63) (US $(0.46)) in the prior year. Excluding the reserve, the 1995 figures were CDN ($0.27) (US ($0.20)). See reconciliation for differences between Canadian and United States Generally Accepted Accounting Principles.

Sales

         Sales increased 13.7% during the twelve months ended December 31, 1996 to CDN $29,284,000 (US $21,375,000) from CDN $25,764,000 (US $18,806,000) for the comparable period in 1995. The Company opened three new locations during 1996, at the 600 room Holiday Inn on the Bay in San Diego, California (opened July 2, 1996), in the Mall of America in Bloomington, Minnesota (acquired October 8, 1996), and in the entertainment district of downtown Toronto (opened October 21, 1996). During 1995, the Company opened three new locations (Philadelphia, PA, Vancouver, BC, and Burnaby, BC) and also closed three pre-existing locations, two of which were non-branded operations located at Shilo Inns in Yuma, AZ and Pomona, CA.

         For the twelve Canadian operations open throughout both periods, sales for the twelve months ended December 31, 1996 totaled CDN $17,129,000 (US $12,503,000) and were down 0.5% compared to the corresponding period for 1995.

         For the one U.S. operation open throughout both periods, sales for the twelve months ended December 31, 1996 totaled US $980,000 (CDN $1,342,000) and were up 7.1% compared to the corresponding period for 1995.

         For the Philadelphia Holiday Inn locations, 1996 sales totaled US $2,898,000 (CDN $3,970,000) which significantly exceeded expectations. The new Vancouver location's sales for 1996 were CDN $2,830,000 (US $2,066,000), which also significantly exceeded expectations. The new Burnaby location's sales were somewhat under expectations as the hours of operation were scaled back from initial plans. The new San Diego location's sales annualized at US $2,100,000 (CDN $2,877,000), which was slightly less than initial expectations. The acquired Bloomington location continued to experience sales increases over comparable months under the previous ownership, and met revenue expectations. The new Toronto location's sales also consistently exceeded expectations during the first three months of operation.

Costs and Expenses

         Food and Beverage Costs

         Overall, food and beverage costs, as a percentage of sales, increased to 30.2% for the twelve months ended December 31, 1996 compared to 29.6% for the corresponding period in 1995. The majority of the increase was in food cost percentages, where continued reluctance in consumer spending placed pressure on margins. The Company continues to review all purchasing procedures, recipes and menus in order to control overall food and beverage cost percentages.

         Labour and Benefit Costs

         Labour and benefit costs decreased slightly from 33.0% of sales in 1995 to 32.8% for the 1996 period. The Company continued to review staff scheduling procedures with the goal of controlling future costs as a percentage of sales.

         Occupancy and Other Operating Costs

         Occupancy and other operating expenses increased marginally as a percentage of sales from 26.1% in 1995 to 26.2% in 1996. There were two largely offsetting components to this change in percentage. Firstly, the lease arrangements at the new locations resulted in an overall decrease in occupancy costs as a percentage of sales from 15.8% in 1995 to 15.0% in 1996.

         Offsetting this was an overall increase in other net operating expenses. The Company's newest facilities and hotel restaurant arrangements were aimed at driving down occupancy and other operating costs as a percentage of sales.

         Depreciation and Amortization

         Depreciation and amortization costs increased to 5.3% of sales for the 1996 period from 4.8% in 1995. The increase was attributable to depreciation on the new locations plus the amortization of pre-opening costs at the new locations. Amortization of pre-opening costs was CDN $401,000 (US $293,009) in 1996, compared to CDN $344,000 (US $251,000) in 1995.

         General and Administrative

         General and administrative expenses decreased from 8.9% of sales in 1995 to 8.3% in 1996. The 1995 figure included a one-time write-off of CDN $142,000 (US $103,000). Excluding the one-time write-off, the general and administrative expense percentage remained constant. The Company believed its general and administrative expense percentage can be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses. With this in mind, all such costs were being reviewed and reduced or eliminated wherever practical.

         Interest on Long Term Debt

         In December, 1995 the Company completed a financing with a major U.S. based pension money manager, General Electric Investment Private Placement Partners, II, which added US $3,000,000 (CDN $4,110,000) in subordinated convertible notes to the Company's long term debt. As a result, interest on long term debt increased from CDN $85,000 (US $62,000) to CDN $334,000 (US $244,000).
In February, 1997 the Company completed an additional US $2,000,000 (CDN $2,740,000) financing with the same pension money manager and, as a result, interest on long term would be significantly higher in 1997.

(Loss) before Taxes

         The Company incurred a loss before income taxes of CDN ($1,174,000) (US ($857,000)) for the 1996 period compared to a loss of CDN ($1,578,000) (US ($1,152,000)) for the 1995 period. As described above, the 1995 figure included a reserve of CDN $900,000 (US $657,000) for restaurant closing costs and anticipated legal settlements arising out of such closings. There was no such provision in 1996. Excluding the reserve, the 1995 loss was CDN ($678,000) (US ($495,000)). As discussed above, increased food, beverage and depreciation costs, plus interest on long term debt related to the US $3,000,000 (CDN $4,110,000) subordinated convertible notes incurred in December, 1995, had a negative impact on earnings. Management believes that the build out of additional hotel-based restaurants and other properties with fixed occupancy costs together with the disposition of older mall based properties, if successfully consummated, will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

         The Company incurred losses in each of 1996 and 1995 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future years.

Liquidity and Capital Resources

         The Company's cash balances at the end of the 1996 period were CDN $801,000 (US $585,000). This compared to a cash balance of CDN $5,031,000 (US $3,672,000) at the end of the 1995 period.

         Capital expenditures were CDN $3,292,000 (US $2,403,000) for the 1996 period, primarily for construction of the new San Diego and Toronto locations. The Company also acquired Alamo Grill, Inc., a profitable steak-house concept restaurant operating in the Mall of America in Bloomington, Minnesota in 1996 for US $536,000 (CDN $734,000) cash and US $1,000,000 (CDN $1,370,000) stock.
This gave the Company an additional "brand" to offer for potential expansion locations.

         Changes in non-cash working capital items resulted in a net use of funds of CDN $131,000 (US $96,000) for the twelve months ended December 31, 1996 compared to a source of funds of CDN $809,000 (US $598,000) in the comparable period for 1995. The principal usages in 1996 were in deposits and prepaid expenses, inventory and accounts receivable, offset by an increase in accounts payable.

         In February, 1997 the Company completed a financing with a major U.S. based pension money manager, GEIPPP II for US $2,000,000 (CDN $2,740,000) in convertible subordinated notes. This was the second tranche of a financing agreement signed in 1995, and there were up to US $4,000,000 (CDN $5,480,000) additional notes available, subject to certain conditions.

         The Company planned to use the US $2,000,000 (CDN $2,740,000) to pay for construction of new locations in Boston, MA and Seattle, WA. The Boston location is in a new Club Quarters hotel in the heart of Boston's financial district. The Seattle location is in the Cavanaugh's Inn in Seattle's downtown entertainment section. Both subsequently opened in 1997.

         The Company had signed a Letter of Intent with Rainforest Cafe, Inc. to form a joint venture to develop Rainforest restaurants in Canada. Subsequently, joint venture and area development agreements were signed. The Company estimates its potential capital requirements for the project will be between CDN $10 to 15 million (US $7 to 11 million). The Company will need to arrange additional financing in order to meet these capital requirements and anticipates it will be successful in raising the necessary funds.

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

         Net loss for the year ended December 31, 1996 would have been increased by CDN $116,000 (US $85,000) comprised of amortization expense resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvements. The impact of this adjustment would have been to increase the net loss per common share from CDN ($0.44) (US ($0.32)) under Canadian GAAP to CDN ($0.48) (US ($0.35)) under US GAAP.

                  Net loss for the year ended December 31, 1995 would have been increased by CDN $2,558,000 (US $1,890,000) comprised of:

         A one-time interest expense of CDN $2,436,000 (US $1,800,000) resulting from the beneficial conversion feature of convertible subordinated debentures at the time of issue.

         Amortization expense of CDN $122,000 (US $90,000) resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvement costs.

         The impact of these adjustments would have been to increase the net loss per common share from CDN ($0.63) (US ($0.47)) under Canadian GAAP to CDN ($1.65) (US ($1.22)) under U.S.
         GAAP.

         Shareholders' Equity at December 31, 19966 under U.S. GAAP would have been CDN $7,177,000 (US $5,239,000) compared to CDN $7,929,000 (US $5,787,000)
under Canadian GAAP, due to the cumulative effect of reconciliation adjustments.

         Shareholders' Equity at December 31, 1995 under U.S. GAAP would have been CDN $6,683,000 (US $4,878,000), compared to CDN $7,318,000 (US $5,342,000)
under Canadian GAAP.

ITEM 7            FINANCIAL STATEMENTS

         The Company's consolidated financial statements and the report of the independent accountants thereon appear beginning at page F- 2. See index to consolidated Financial Statements on page F-1.







ITEM 8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.  Not applicable.

ELEPHANT & CASTLE GROUP INC.


Consolidated Financial Statements
December 31, 1997
(Canadian Dollars)






         INDEX

         Auditors' Report to the Shareholders

         Consolidated Financial Statements

         Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statements of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

Pannell Kerr Forster






AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of Elephant & Castle Group Inc. as at December 31, 1997 and 1996 and the consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in accordance with generally accepted accounting principles in Canada applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States and are discussed in Note 18 to the consolidated financial statements.




/s/Pannell Kerr Forster
-----------------------
"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
March 31, 1998


                                                [GRAPHIC-LOGO FOR PKF WORLDWIDE]

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
December 31
(Canadian Dollars)
                                                                       1997           1996
                                                                  -----------     -----------
Assets (note 8)
Current
  Cash and term deposits                                          $ 4,096,808     $   801,032
  Accounts receivable                                                 671,513         662,569
  Inventory                                                           683,441         649,933
  Deposits and prepaid expenses                                       592,247         396,426
                                                                  -----------     -----------
                                                                    6,044,009       2,509,960
Fixed (notes 4 and 7)                                              14,690,468      10,915,251
Goodwill (note 3)                                                   2,120,256       2,187,775
Other (note 5)                                                      1,765,850       1,154,084
                                                                  -----------     -----------

                                                                  $24,620,583     $16,767,070
                                                                  ===========     ===========
Liabilities

Current
  Accounts payable and accrued liabilities (note 6)               $ 4,133,004     $ 3,480,888
  Current portion of obligation under capital leases (note 7)               0          18,184
  Current portion of long-term debt (note 8)                          443,641         541,763
                                                                  -----------     -----------
                                                                    4,576,645       4,040,835
Obligation Under Capital Leases (note 7)                                    0           3,227
Long-Term Debt (note 8)                                             9,834,731       4,794,910
                                                                  -----------     -----------
                                                                   14,411,376       8,838,972
                                                                  -----------     -----------
Shareholders' Equity

Capital Stock (note 9)
  Authorized    10,000,000     Common shares without par value
  Issued        3,002,183      (1996 - 2,822,225) Common shares    11,228,023       9,875,943
Other Paid-In Capital (note 9(a))                                   2,421,493               0
Deficit                                                            (3,440,309)     (1,947,845)
                                                                  -----------     -----------
                                                                   10,209,207       7,928,098
                                                                  -----------     -----------

                                                                  $24,620,583    $ 16,767,070
                                                                  ===========     ===========
Contingencies and Commitments (notes 11 and 12)

Approved on behalf of the Board:

"J.M. Barnett"                                    "M.J. O'Dowd"
 .......................Director   ......................................Director
J.M. Barnett                                       M.J. O'Dowd

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Income
Years Ended December 31
(Canadian Dollars)


                                                       1997              1996              1995
                                                  ------------      ------------      ------------
Sales                                             $ 34,230,727      $ 29,283,950      $ 25,764,339
                                                  ------------      ------------      ------------

Restaurant Expenses
  Food and beverage                                  9,945,695         8,852,677         7,622,183
  Operating
      Labour                                        11,304,714         9,611,587         8,511,442
      Occupancy and other                            8,801,914         7,679,699         6,716,129
  Depreciation and amortization                      1,965,313         1,553,054         1,223,934
                                                  ------------      ------------      ------------

                                                    32,017,636        27,697,017        24,073,688
                                                  ------------      ------------      ------------

Income from Restaurant Operations                    2,213,091         1,586,933         1,690,651
                                                  ------------      ------------      ------------

General and Administrative Expenses                  2,448,510         2,426,495         2,284,127
Restaurant Closing Costs (note 13)                     330,000                 0           900,000
Retiring Allowance and Other Costs (note 14)           347,250                 0                 0
Interest on Long-Term Debt                             503,715           334,356            84,691
                                                  ------------      ------------      ------------

                                                     3,629,475         2,760,851         3,268,818
                                                  ------------      ------------      ------------

Loss Before Income Tax                              (1,416,384)       (1,173,918)       (1,578,167)
Income Tax (note 15)                                         0                 0                 0

Net Loss For Year                                 $ (1,416,384      $ (1,173,918      $ (1,578,167)
                                                  ============      ============      ============

Net Loss Per Common Share                         $      (0.48)     $      (0.44)     $      (0.63)
                                                  ============      ============      ============

Weighted Average Number of Shares Outstanding        2,946,950         2,682,533         2,502,759
                                                  ============      ============      ============

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity
Years Ended December 31
(Canadian Dollars)


                                                                          Other           Retained            Total
                                              Common Shares               Paid-In         Earnings        Shareholders'
                                         Number          Amount           Capital         (Deficit)          Equity
                                       ---------     ------------     ------------      ------------      ------------
Balance, December 31, 1994             2,493,500     $  6,772,665     $          0      $    804,240      $  7,576,905
    Issue of shares, net                 111,111        1,319,400                0                 0         1,319,400
    Net loss                                   0                0                0        (1,578,167)       (1,578,167)
                                       ---------     ------------     ------------      ------------      ------------

Balance, December 31, 1995             2,604,611        8,092,065                0          (773,927)        7,318,138
    Issue of shares
      For interest (note 8)               70,555          413,878                0                 0           413,878
      For acquisition of
        subsidiary (note 3)              147,059        1,370,000                0                 0         1,370,000
    Net loss                                   0                0                0        (1,173,918)       (1,173,918)
                                       ---------     ------------     ------------      ------------      ------------

Balance, December 31, 1996             2,822,225        9,875,943                0        (1,947,845)        7,928,098
    Issue of other paid-in
      capital (note 9(a))                      0                0        2,548,502                 0         2,548,502
    Issue of shares
      For interest (note 8)               70,555          471,979                0                 0           471,979
      For services                         2,000           21,235                0                 0            21,235
      On exercise of options              17,833          128,893                0                 0           128,893
      On exercise of warrants             75,000          599,375                0                 0           599,375
      On conversion of
        other paid-in
        capital (note 9(a))               14,570          130,598         (127,009)           (3,589)                0
      Dividend on other paid-in
        capital                                0                0                0           (72,491)          (72,491)
    Net loss                                   0                0                0        (1,416,384)       (1,416,384)
                                       ---------     ------------     ------------      ------------      ------------

Balance, December 31, 1997             3,002,183     $ 11,228,023     $  2,421,493      $ (3,440,309      $ 10,209,207
                                       =========     ============     ============      ============      ============


See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
Years Ended December 31
(Canadian Dollars)
                                                         1997             1996             1995
                                                     -----------      -----------      -----------
Cash Provided By Operating Activities
  Net loss                                           $(1,416,384)     $(1,173,918)     $(1,578,167)
  Items not involving cash
       Depreciation and amortization                   1,965,313        1,553,054        1,223,934
       Deferred finance charges amortization              41,781          184,655                0
       Loss on disposal of fixed assets and
         other closing costs                             310,715            1,531          182,391
                                                     -----------      -----------      -----------
                                                         901,425          565,322         (171,842)
                                                     -----------      -----------      -----------
Changes in Non-Cash Working Capital
  Accounts receivable                                   (194,944)        (121,820)        (162,895)
  Inventory                                              (33,508)        (148,234)           6,317
  Deposits and prepaid expenses                         (248,768)        (251,850)         191,803
  Accounts payable and accrued liabilities               864,214          390,721          773,544
                                                     -----------      -----------      -----------
                                                         386,994         (131,183)         808,769
                                                     -----------      -----------      -----------
                                                       1,288,419          434,139          636,927
                                                     -----------      -----------      -----------
Investing Activities
  Acquisition of fixed assets                         (5,305,750)      (3,291,740)      (3,216,156)
  Goodwill, net of non-cash consideration                      0         (646,775)               0
  Acquisition of other assets                           (654,696)        (608,543)        (385,769)
  Cash surrender value of life insurance                       0           45,000           45,000
  Acquisition of trademark                               (13,700)          (6,850)          (6,850)
                                                     -----------      -----------      -----------
                                                      (5,974,146)      (4,508,908)      (3,563,775)
                                                     -----------      -----------      -----------
Financing Activities
  Deferred finance charges                              (215,555)         (34,246)        (200,788)
  Obligation under capital leases                        (21,411)         (73,870)         (39,553)
  Proceeds from long-term debt                         5,480,000                0        5,233,992
  Repayment of long-term debt                           (538,301)         (47,841)         (50,097)
  Issuance of shares for cash                            728,268                0        1,319,400
  Issuance of convertible debentures (note 9(a))       2,548,502                0                0
                                                     -----------      -----------      -----------
                                                       7,981,503         (155,957)       6,262,954
                                                     -----------      -----------      -----------

Increase (Decrease) in Cash                            3,295,776       (4,230,726)       3,336,106
Cash and Term Deposits, Beginning of Year                801,032        5,031,758        1,695,652
                                                     -----------      -----------      -----------

Cash and Term Deposits, End of Year                  $ 4,096,808      $   801,032      $ 5,031,758
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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         These financial statements include the accounts of Elephant & Castle Group Inc. and its wholly-owned subsidiaries

         (a) The Elephant and Castle Canada Inc. ("the Canadian subsidiary") which owns and operates English style restaurants across Canada under the name "The Elephant & Castle Restaurant and Pub", an upscale coffee bar under the name "E & C Express", and a New York style deli under the name "Rosie's";

         (b) Elephant & Castle Inc. ("the U.S. subsidiary" incorporated in Texas) which owns and operates English style restaurants in Washington, Pennsylvania, Massachusetts and California;

         (c) Alamo Grill, Inc. ("Alamo" incorporated in Indiana) which owns and operates a red meat steak house at the Mall of America, Bloomington, Minnesota; and

         (d)      Elephant & Castle  International,  Inc. incorporated in Texas,
                  September  4,  1997  to   franchise   the  Elephant  &  Castle
                  British-style pub and restaurant concept.

         Canadian Rainforest Restaurants, Inc. was incorporated during 1997 and is jointly owned with Rainforest Cafe, Inc. for the purpose of undertaking the development of rainforest theme restaurants within Canada.

         All significant inter-company balances and transactions are eliminated.

         These consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles and all figures are in Canadian dollars unless otherwise stated. Canadian generally accepted accounting principles differ in certain respects from accounting principles generally accepted in the United States. The significant differences and the approximate related effect on the consolidated financial statements are set forth in Note 18.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Comparative figures

                  Certain of the comparative figures have been reclassified in order to conform with the current year's presentation and as a result of the correction of an error in accounting for deferred income taxes as described in note 2(i).

         (b)      Inventory

                  Inventory consists of food and beverages and is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (c)      Fixed assets

                  Fixed assets are recorded at cost and are depreciated annually as follows

                           Furniture and fixtures   -  10% straight-line method
                           Computer software        -  20% straight-line method
                           Automobile               -  20% straight-line method

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

         (d)      Goodwill

                  Goodwill is recorded at cost and amortization is calculated on a straight-line basis over periods from 10 to 40 years.

         (e)      Pre-opening costs

                  Pre-opening costs represent amounts for staff training costs, payroll for trainees, rents paid prior to opening, travel and accommodation of trainers and supplies consumed prior to opening which were all incurred to open new locations. These costs are amortized on a straight-line basis over 12 months.

         (f)      Other assets

                  The following other assets are recorded at cost which is amortized annually as follows

                       Trademark                        -  10 years
                       Restaurant development rights    -   5 years
                       Deferred finance costs           -  Term of the related
                                                           financial instruments

         (g)      Foreign currency translation

                  Amounts recorded in foreign currency are translated into Canadian dollars as follows

                  (i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  (ii) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and,

                  (iii) Revenues and expenses (excluding depreciation and amortization which are translated at the same rate as the related asset), at the average rate of exchange for the year.

         (h)      Earnings (loss) per share

                  Earnings (loss) per share computations are based on the weighted average number of common shares outstanding during the year. There is no dilutive effect on earnings (loss) per share in 1997, 1996 or 1995 after the assumed exercise of stock options, warrants or convertible debentures.

         (i)      Deferred income taxes

                  In prior years the Company recorded deferred income taxes as a result of claiming depreciation for income tax purposes in excess of depreciation recorded for accounting purposes but did not recognize the income tax effect of losses available for reduction of those tax liabilities. This error has been corrected on a retroactive basis; accordingly the amounts previously reported as deferred income tax liability has been decreased by $231,000 at December 31, 1996 and 1995. Retained earnings at December 31, 1994 has been increased by $231,000.

3.       BUSINESS ACQUISITION

         Effective October 9, 1996, the Company acquired all the issued and outstanding shares of Alamo Grill, Inc. ("Alamo") for $734,320 cash and 147,059 shares. The acquisition was accounted for by the purchase method. The following pro-forma condensed consolidated income statement for the year ended December 31, 1996 with comparative figures for 1995, which are both unaudited, has been prepared giving effect to the acquisition of Alamo as if the transaction had taken place at January 1, 1995. Actual figures for 1997 are included for comparative purposes.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

3.       BUSINESS ACQUISITION (Continued)


                                                  1997              1996              1995
                                             ------------      ------------      ------------
Sales                                        $ 34,230,727      $ 31,851,208      $ 29,376,146
Restaurant expenses (including
depreciation and amortization of
$1,965,313 in 1997, $1,641,473 in
1996 and $1,328,611 in 1995)                   32,017,636        29,825,626        27,008,824
General, administrative expenses and
other costs (including interest on long-
term debt of $503,715 in 1997,
$462,346 in 1996 and $215,303 in 1995)          3,629,475         3,261,582         3,897,715
                                             ------------      ------------      ------------

Net loss                                     $ (1,416,384      $ (1,236,000      $ (1,530,393)
                                             ------------      ------------      ------------

Net loss per share                           $      (0.48)     $      (0.44)     $      (0.58)
                                             ------------      ------------      ------------


4.       FIXED ASSETS

                                                         1997
                                                     Accumulated
                                                     Depreciation
                                                         and
                                        Cost         Amortization         Net
                                     -----------     -----------     -----------
Leasehold improvements               $14,392,554     $ 3,601,575     $10,790,979
Furniture and fixtures                 6,933,503       3,501,226       3,432,227
China, glassware and cutlery             467,212               0         467,212
Computer software                         71,774          71,774               0
Automobile                                28,298          28,298               0
                                     -----------     -----------     -----------

                                     $21,893,341     $ 7,202,873     $14,690,418
                                     ===========     ===========     ===========

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

4.       FIXED ASSETS (Continued)

                                                         1996
                                                     Accumulated
                                                     Depreciation
                                                         and
                                        Cost         Amortization         Net
                                     -----------     -----------     -----------
Leasehold improvements               $10,503,374     $ 3,299,657     $ 7,203,717
Furniture and fixtures                 6,583,933       3,289,211       3,294,722
China, glassware and cutlery             413,215               0         413,215
Computer software                         71,774          68,177           3,597
Automobile                                28,298          28,298               0
                                     -----------     -----------     -----------

                                     $17,600,594     $ 6,685,343     $10,915,251
                                     ===========     ===========     ===========


5.       OTHER ASSETS

                                                                    1997           1996
                                                                ----------     ----------
Prepaid interest (additional consideration for below market
interest rate)
  interest rate)                                                $  565,674     $  214,779
Pre-opening costs                                                  361,343        342,832
Rainforest Restaurant developments rights                          342,500              0
Deferred finance costs                                             337,594        413,657
Trademark                                                          109,544        107,351
Other                                                               49,195         75,465
                                                                ----------     ----------
                                                                $1,765,850     $1,154,084
                                                                ==========     ==========

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                        1997             1996
                                                     ----------       ----------

Trade payables                                       $1,588,525       $1,610,656
Occupancy costs                                         245,362          176,710
Accrued salaries, wages and related tax                 518,624          504,168
Sales taxes                                             264,255          274,227
Construction, closing costs and other                 1,516,238          915,127
                                                     ----------       ----------

                                                     $4,133,004       $3,480,888
                                                     ==========       ==========


7.       OBLIGATION UNDER CAPITAL LEASES

         The following is a schedule of future minimum lease payments under capital leases

                                                            1997           1996
                                                          -------        -------

1997                                                      $     0        $19,456
1998                                                            0          3,366
                                                          -------        -------

Total minimum lease payments                                    0         22,822
Less:  Amount representing interest and
         executory costs                                        0          1,411
                                                          -------        -------

                                                                0         21,411
Less:  Current portion                                          0         18,184
                                                          -------        -------

Obligation under capital leases                           $     0        $ 3,227
                                                          =======        =======

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

8.       LONG-TERM DEBT

                                                                      1997                    1996
                                                                   -----------             -----------
General Electric Investment Private Placement Partners II, a
limited   partnership,   $7,000,000  U.S.  (CDN  $9,590,000)
convertible subordinated debentures, interest only at 4% per annum to November  1996,  5% per annum to November  1997, 6%
per annum to November  1998,  7% per annum to November  1999 and 8% per annum thereafter,  repayable in equal semi-annual
instalments   of  one   eighth  of  the   principal   amount
outstanding  commencing  November 2001. In consideration for the below market interest rates, the agreement  provides for the issuance to the lender of 70,555  common  shares in each of 1996 and 1997 and  15,000  common  shares in each of 1998 and 1999. The lender may exercise its  conversion  privilege at any time on the basis of one  share  for each $8 U.S.  of
principal                                                          $ 9,590,000             $ 4,110,000

Toronto-Dominion  Bank term loans repayable over terms up to
3 years in monthly  instalments of $33,638  principal,  plus interest  at prime  plus  0.75%,  due  March  1999 and 2000, secured by a general  security  agreement with a first fixed and  floating  charge  over  all the  Canadian  subsidiary's assets, an assignment of the Canadian  subsidiary's accounts
receivable, inventory and certain leasehold improvements               621,245               1,123,992

Camdev Properties Inc. - repayable in monthly instalments of
$3,002  including  interest  at 13%,  due  August  1,  1999,
secured by a charge on certain leasehold improvements                   57,127                  80,681

Viking Rideau Corporation - without interest, repayable in
monthly instalments of $1,000, due October, 1998,
secured by a charge on certain leasehold improvements                   10,000                  22,000
                                                                   -----------             -----------



                                                                    10,278,372               5,336,673
Less:  Current portion                                                 443,641                 541,763
                                                                   -----------             -----------

                                                                   $ 9,834,731            $  4,794,910
                                                                   ===========            ============

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

8.       LONG-TERM DEBT (Continued)

         Long-term debt principal repayments due in each of the next five years and thereafter are approximately as follows:


               1998                        $   444,000
               1999                            283,000
               2000                                  0
               2001                          1,199,000
               2002                          2,398,000
               Thereafter                    5,954,000
                                           -----------
                                           $10,278,000
                                           ===========

9.       CAPITAL STOCK

         (a)      In July 1997, the Company issued  $2,000,000 U.S.  ($2,740,000
                  CDN)  of  6%  convertible  subordinated  debentures.  The  net
                  proceeds  of  $1,860,000  U.S.   ($2,548,502  CDN)  have  been
                  recorded as "other paid-in capital". The debentures are automatically converted into common shares on July 31, 2000 if they have not already been converted at that time. The Company has filed a registration statement with the Securities and Exchange Commission for 296,296 shares of common stock in respect to the shares to be issued upon conversion under the conversion formula. In December 1997, $100,000 U.S. principal amount of the debentures plus accrued interest to that date was converted by the holder into 14,570 common shares. The Company may redeem the debentures at any time at 115% of the principal amount being redeemed.

         (b) Stock option plans have been adopted as follows:

                 (i) The 1993 Founders' option plan set aside 100,000 common shares. Options on the entire 100,000 shares have been granted at $6.60 U.S. ($9.04 Cdn.). These options become exercisable on the 5th through 9th anniversary date of granting.

                 (ii) The 1993 employee option plan set aside 100,000 common shares. Options have been granted for approximately 90,000 shares. All options expire on the 5th anniversary date of the grant. 17,833 of the options have been exercised through December 31, 1997.

                 (iii) The 1997 employee option plan set aside 400,000 common shares. Options have been granted for 214,000 shares. All options expire on the 5th anniversary date of the grant.
                           None have been exercised through December 31, 1997.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

9.       CAPITAL STOCK (Continued)

                 (iv) The 1993 directors' option plan set aside 20,000 common shares. All have been granted and none have been exercised through December 31, 1997.

                  There are 796,967 (including the 395,000 options in (c) below) options outstanding at December 31, 1997 exercisable at various prices detailed in note 18(e).

         (c) During 1997, options for 395,000 common shares were granted to four key executives at the time of their commencement of employment with the Company. None have been exercised.

         (d) During 1994, 63,500 shares were issued to a director at $4.75 U.S. per share. At December 31, 1997, $300,000 U.S. ($411,000
                  Cdn.) of these proceeds were unpaid. The amount unpaid was charged to shareholders' equity in the 1994 fiscal year.

         (e) At December 31, 1997, warrants to purchase common shares were outstanding as follows:


                                          Exercise
                    Expiry Date           Price                         Number
                    -----------           -----                         ------

                    2000           $ 4.75 - $ 6.00 U.S.                 160,000
                    2001                    $ 6.80 U.S.                   6,125
                    2002                   $ 10.00 U.S.                  20,000
                    2002                    $ 8.00 U.S.                 600,000
                    2002                    $ 9.00 U.S.                 300,000
                                                                      ---------

                                                                      1,086,125
                                                                      =========


10.      FINANCIAL INSTRUMENTS

         (a)      Fair value

                  The carrying value of cash and term deposits, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

                  The carrying value of term loans from Toronto-Dominion Bank approximate their fair value because interest is based on the prime rate.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

10.      FINANCIAL INSTRUMENTS (Continued)

                  The carrying value of convertible subordinated debentures held by General Electric Investment Private Placement Partners II approximate their fair value because the interest payments over the term of the debentures approximated market rates when the agreements were finalized.

                  The carrying value of 6% convertible subordinated debentures recorded as "other paid-in capital" has been adjusted to reflect market rates at the date the transaction was completed.

         (b)      Credit risk

                  The Company's financial assets that are exposed to credit risk consist primarily of cash and term deposits and accounts receivable. Cash and term deposits are placed with major financial institutions rated in the two highest grades by nationally recognized rating agencies. Credit risk from customer exposure is nominal due to the nature of the business.

         (c)      Interest rate risk

                  The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities and the relatively small amount of long-term debt subject to interest rate changes.

         (d)      Translation risk

                  The Company translates the results of U.S. operations into Canadian currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. This risk is minimized to the extent U.S. capital expansions are financed through borrowing in U.S. dollars and all non-Canadian source revenues and expenses are in U.S. dollars.

11.      CONTINGENCIES

         (a) The Company was a party to two ten year lease agreements with Shilo Hotels ("Shilo") relating to facilities located at Yuma, Arizona and Pomona, California respectively. The Company asserted certain claims against Shilo by reason of the lease agreements. Shilo, in turn, asserted claims against the Company and commenced litigation, still pending, in the Superior Court, State of Arizona, County of Yuma. In the action, Shilo seeks general and special damages amounting to

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------
11.      CONTINGENCIES (Continued)

                  approximately $2,560,000 U.S. ($3,486,000 Cdn.) for alleged breach of the lease agreements at Yuma and Pomona. In management's opinion, the Company has potential valid defenses and mitigation of damage claims against Shilo, as well as potential counterclaims. A provision of $646,979 Cdn. has been made for potential damages from this action along with legal and closing costs (note 13). Should any recovery or further loss result from the resolution of this claim, such loss or recovery will be recognized in that period in which it becomes both probable and estimable.

         (b) In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ontario Ministry of Revenue regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The reassessment has been under appeal since 1989. The amount of tax reassessed was $209,000. Including interest accrued retroactively since 1984, the total amount disputed at December 31, 1997 approximates $739,000.

                  Legal counsel is of the opinion Revenue Canada's position will not likely be upheld by the courts.

                  When the outcome of the appeal is resolved, the tax liability, if any, will be recorded as an element of the income tax expense for the year it is settled.

12.      COMMITMENTS

         (a) The subsidiaries are committed to leases on their restaurant locations extending into the 2012 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:


                         1998                                  $  2,233,187
                         1999                                     2,186,159
                         2000                                     2,264,999
                         2001                                     2,226,784
                         2002                                     1,995,936
                         2003 to 2012 inclusive                   7,395,830
                                                               ------------


                                                               $ 18,302,895
                                                               ============

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

12.      COMMITMENTS (Continued)

         (b) The Company has agreed with Rainforest Cafe, Inc. to make equal capital contributions for the development of the Canadian Rainforest restaurants. It is anticipated a maximum of $18 million will be required by the corporate joint venture for the first three restaurants to be opened.

13.      RESTAURANT CLOSING COSTS

                                                                     1997          1996         1995
                                                                  ---------     --------     --------
Disposal of assets and demolition costs relating to
restaurant lease not renewed                                      $ 330,000     $      0     $253,021
Provision for potential damages, disposal of assets,
legal and other costs relating to restaurant leases in
dispute (note 11)                                                         0            0      646,979
                                                                  ---------     --------     --------

                                                                  $ 330,000     $      0     $900,000
                                                                  =========     ========     ========

14.      RETIRING ALLOWANCE AND OTHER COSTS

                                                    1997
                                                ----------

Senior executive retirement allowance           $  261,000
Other former employees costs                        86,250
                                                ----------
                                                $  347,250
                                                ==========

15.      INCOME TAX

         The Company has the following available tax losses, the benefits of which have not been recorded in these financial statements

         (i) Non-capital losses of approximately $3,132,000 which can be applied against future income for Canadian tax purposes up to and including 2003.

         (ii) Net capital losses of approximately $270,000 which can be applied against future capital gains income for Canadian tax purposes indefinitely.

         (iii) Operating losses of approximately $1,038,000 U.S. ($1,422,000 Cdn.) which may be carried forward to apply against future years' income for United States income tax purposes expiring in 1998, 1999, 2003, 2004 and 2005.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

16.      RELATED PARTY TRANSACTIONS

         (a) Three officers of the Company utilize personal service corporations to receive the income from their employment with the Company. Payments to these corporations as well as direct payments to these officers totalled $342,000 (1996 - $381,000), (1995 - $343,000).

         (b) A former director of the Company provides legal and consulting services to the Company. Fees for these services totalled $80,000 (1996 - $90,000), (1995 - $61,000).

         (c) Accounts receivable include $18,000 (1996 - $56,000) due from directors of the Company. An additional $48,000 (1996 - $48,000) of accounts receivable is due from a Company that is related to a director and which shared office premises with the Company.

17.      GEOGRAPHIC SEGMENTED DATA

                                         1997               1996              1995
                                     ------------      ------------      ------------
Sales to unaffiliated customers
  Canada                             $ 21,226,516      $ 21,774,563      $ 19,776,365
  United States                        13,004,211         7,509,387         5,987,974
                                     ------------      ------------      ------------

                                     $ 34,230,727      $ 29,283,950      $ 25,764,339
                                     ============      ============      ============

Income from retaurant operations
  Canada                             $  1,436,596      $  1,419,085      $  1,973,168
  United States                           776,495           167,848          (282,517)
                                     ------------      ------------      ------------


                                        2,213,091         1,586,933         1,690,651
Other charges                           3,629,475         2,760,851         3,268,818
                                     ------------      ------------      ------------

Net loss for year                    $ (1,416,384)     $ (1,173,918)     $ (1,578,167)
                                     ============      ============      ============

Identifiable assets
  Canada                             $ 11,345,419      $  8,930,068      $ 12,948,148
  United States                        11,154,908         5,820,227         2,939,952
                                     ------------      ------------      ------------

                                     $ 22,500,327      $ 14,750,295      $ 15,888,100
                                     ============      ============      ============

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

18. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP)

         (a)      Recent accounting pronouncements

                  (i)      Earnings per share

                           In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. The Company's adoption of FASB 128 for U.S. GAAP purposes results in no difference in net income (loss) disclosure.

                  (ii)     Income tax

                           Under Canadian GAAP, the future tax benefit related to the non-capital loss carry forwards have not been recorded in the accounts. Under U.S. GAAP, companies must follow the requirements of Statement of Financial Accounting Standards No. 109 (SFAS 109) which required the use of the asset/liability method for measurement of tax liabilities, wherein deferred tax assets are recognized as well as deferred tax liabilities.

                           The Company has significant non-capital loss carryforwards (note 15). SFAS 109 would require the recognition of a long-term tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is expected that the entire amount of non-capital loss carryforwards will not be utilized, then a valuation allowance is applied to the asset to reasonably state the asset at its expected value. Under SFAS 109, disclosure of the amount of the valuation allowance is required. As at December 31, 1997, the valuation allowance is equal to 100% of the deferred tax asset. Changes in the value of the deferred asset are recognized each year as income tax expense.

                  (iii) SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" were also issued in 1997. These standards, which will become effective in 1998, expand or modify disclosures and, accordingly, will have no effect on the Corporation's consolidated financial position, results of operations or cash flows.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

18. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (b) Reconciliation of earnings reported in accordance with Canadian GAAP and U.S. GAAP

                                                 1997             1996             1995
                                             -----------      -----------      -----------
Net loss - Canadian GAAP                     $(1,416,384      $(1,173,918      $(1,578,167)
Adjustments increasing net loss
   Cost of beneficial conversion feature
   of subordinated debenture (note 8
   and 18(b)(i))                                       0                0       (2,435,760)
   Amortization of improvement costs            (110,000)        (116,000)        (122,000)
   Dividend on paid-in capital that                    0
   would be treated as interest under
   U.S. GAAP (note 9(a))                         (76,080)               0
  Income tax effect of adjustments                     0                0                0
                                             -----------      -----------      -----------

Net loss U.S. GAAP                           $(1,602,464      $(1,289,918      $(4,135,927)
                                             ===========      ===========      ===========

Net loss per common share

  Canadian GAAP                              $     (0.48)     $     (0.44)     $     (0.63)
                                             ===========      ===========      ===========

  U.S. GAAP                                  $     (0.54)     $     (0.48)     $     (1.65)
                                             ===========      ===========      ===========

Average number of shares outstanding           2,946,950        2,682,533        2,502,759
                                             ===========      ===========      ===========

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

18. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

                           The reconciliation of shareholders' equity reported in accordance with Canadian GAAP and U.S. GAAP has been adjusted by $2,435,760 Cdn. to reflect this charge to income and increase in capital in 1995.

                  (ii)     Under   U.S.   GAAP,    amortization   of   leasehold
                           improvement costs would be restricted to the term of the lease.

                  (iii) Under U.S. GAAP, interest expense would be imputed with respect to a non-interest bearing loan $10,000 (1996 - $22,000) received in 1983 from a landlord to assist in financing leasehold improvements. The effect on net income of not recording imputed interest and related income tax is negligible. If the imputed interest had been recorded when the loan originated, the effect on the balance sheet at December 31, 1997 would have been to decrease fixed assets and long-term debt by approximately $1,000 (1996 - $2,500).

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

                                                     1997             1996                1995
                                                 ------------     ------------        ----------
Cash surrender value of life insurance           $     15,000     $     45,000        $   45,000
Acquisition of fixed assets                                 0                0           (20,000)
Obligation under capital leases                             0                0            18,000

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

18. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

                  Under U.S. GAAP, the following supplemental disclosure of cash flow information would be made

                                                      1997             1996              1995
                                                 ------------     ------------        ----------
Interest paid                                   $      387,507    $    151,580        $   78,570
Income tax paid                                              0               0            75,000

         (d) Reconciliation of shareholders' equity reported in accordance with Canadian GAAP and U.S. GAAP

                                               1997           1996            1995
                                           -----------    -----------     ------------
Shareholders' equity, December 31,
  under Canadian GAAP                      $10,209,207 *  $ 7,928,098 *   $ 7,318,138 *
Cumulative adjustments increase
  net loss reported under
  Canadian GAAP to net loss
  under U.S. GAAP                           (3,373,057)    (3,186,977)     (3,070,977)
  Other paid-in capital under Canadian
    GAAP (note 9(a)) treated as debt
    obligation for U.S. GAAP                (2,421,493)             0               0
Beneficial conversion feature of
  convertible subordinated
  debentures (notes 8 and 18(b)(i))          2,435,760      2,435,760       2,435,760
                                           -----------    -----------     ------------
Shareholders' equity December 31,
  under U.S. GAAP                          $ 6,850,417    $ 7,176,881     $  6,682,921
                                           ===========    ===========     ============

* After giving retroactive effect to correction of deferred income taxes (note 2(h)).

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 31
(Canadian Dollars)
--------------------------------------------------------------------------------

18. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (e)      Stock options

                  The Company has granted founders, directors and certain employees stock options. Stock option activity is summarized as follows:

                                                     Number            Exercise Price
                                                   of Shares      (U.S.$)         (Cdn.$)
                                                   ---------      -------         -------
Balance outstanding, December 31, 1994               160,000       $ 6.19 *        $  8.48
1995 - Granted                                        18,000         4.75             6.51
1995 -  Cancelled                                    (4,200)         5.40             7.40

Balance outstanding, December 31, 1995               173,800         6.06 *           8.30
1996 - Granted                                        22,000         7.02             9.86

Balance outstanding, December 31, 1996               195,800         6.19 *           8.47
1997 - Granted                                       619,000         8.63            11.82
1997 - Exercised                                    (17,833)         5.28 *           7.23

Balance outstanding, December 31, 1997               796,967       $ 8.10 *          11.10

* Weighted average exercise price.

                  In 1995 the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use. This measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. For U.S. GAAP purposes management accounts for options under APB Opinion No. 25. As option exercise prices approximated market price on the dates of grants no compensation expense has been recognized. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1997, 1996 and 1995 U.S. GAAP net loss per share would have been immaterial.

                                    PART III


ITEM 9            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission.


ITEM 10           EXECUTIVE COMPENSATION

         The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission.


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission.


                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

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


(Registrant)  Elephant & Castle Group Inc.


By    /s/Jeffrey Barnett
      ------------------
      Jeffrey Barnett, Chairman of the Board of Directors

Date  April 14, 1998



By    /s/Martin O'Dowd
      -----------------
      Martin O'Dowd, President and Chief Executive Officer

Date  April 14, 1998



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By    /s/Rick Bryant
      --------------
      Rick Bryant, Chief Financial Officer

Date  April 14, 1998



By    /s/Daniel DeBou
      ---------------
      Daniel DeBou, Chief Accounting Officer

Date  April 14, 1998


By    /s/George W. Pitman
      -------------------
      George W. Pitman, Director


Date

By
      William McEwen, Director


Date


By
      David Wiederecht, Director


Date


By
      Anthony Mariani, Director


Date


By    /s/Colin Stacey
      ---------------
      Colin Stacey, Director

Date

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

10.5     Restaurant lease dated November 10, 1992,                     *
         with Shilo Management Corporation, relating to the Shilo Inn, Yuma, Arizona

10.6     Letter Agreement, with Shilo Management                       *
         Corporation relating to Shilo Hotel, Pomona,
         California

10.7     Restaurant Lease Agreement with Holiday Inns                  **
         of Canada, Ltd., relating to Holiday Inn Crowne
         Plaza at Winnipeg, Manitoba.

10.8     Restaurant Lease Agreement relating to Holiday
         Inn,  Philadelphia, Pennsylvania                              ***

10.9     Abstract of Restaurant Lease relating to Holiday
         Inn, San Diego Lease                                          ****

10.10    Lease Abstract of Restaurant Lease relating to
         Canadian Rainforest Restaurants, Inc. (Yorkdale)              X

10.11    Lease Abstract of Restaurant Lease relating to
         Canadian Rainforest Restaurants, Inc.(Montreal)               X

10.12    Lease Abstract of Canadian Rainforest Restaurants,
         Inc.(Burnaby, B.C.)                                           X

10.13    Lease Abstract of Elephant & Castle Group, Inc.
         (Edmonton)                                                    X

21       List of Subsidiaries                                          ****

24.1     Irrevocable Consents and Power of Attorney on
         Form F-X                                                      *

99.1     Canadian Declaration as of May 11, 1990,                      *
         claiming the trade name "The Elephant and Castle"

99.2     Filing receipt dated February 5, 1993, for                    *
         U.S. service mark application "E&C"

99.3     Filing receipt dated February 5, 1993, for                    *
         U.S. service mark "Elephant Mug"

----------------------
X Filed herewith.

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

****     Filed with Registrant's 10-KSB A-1 for Fiscal Year Ended
          December 31, 1996