Form 10KSB/A
period 1997-12-31
ELEPHANT & CASTLE GROUP INC
filed 1998-04-30
CIK 899849

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB/A

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

ITEM 7            FINANCIAL STATEMENTS


         The Company's consolidated financial statements and the report of the independent accountants thereon appear beginning at page F- 2 of the Company's 10-KSB filed on April 15, 1998 and not amended hereby. See index to consolidated Financial Statements on page F-1.








ITEM 8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.  Not applicable.

                                    PART III

ITEM 9            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are all of the directors and executive officers of the Registrant and the persons nominated to serve as such:

          Name                           Age            Principal Occupation
          ----                           ---            --------------------
Jeffrey M. Barnett(a)(b)                 59             Chairman of the Board and Founder

Martin O'Dowd(a)(b)                      50             President and Chief Executive
                                                        Officer of the Company/Director

Colin Stacey                             58             Vice President and Chief Operating
                                                        Officer of the Company/Director(c)

George W. Pitman                         56             Vice President of Design and
                                                        Development/Director

William L. McEwen(a)(b)                  73             Independent Entrepreneur, Real
                                                        Estate and Telecommunications/
                                                        Director

David Wiederecht(b)                      42             Vice President, Alternative Invest-
                                                        ments, GE Investment Corporation/
                                                        Director

Anthony Mariani(a)                       33             Vice President, Private Equities,
                                                        GE Investment Corporation/Director

Rick Bryant                              44             Vice President and Chief Financial
                                                        Officer of the Company/Interim
                                                        Director(c)

Daniel DeBou                             47             Chief Accounting Officer of the
                                                        Company

Paul Tilbury                             35             Director of Operations, Vancouver
                                                        based unit of Canadian Rainforest
                                                        Restaurants, Inc.

-------------------
(a)  Audit Committee
(b)  Compensation Committee
(c) For certain technical reasons, Mr. Stacey has taken a leave of absence from service upon the Board and Mr. Bryant is serving as a director during Mr. Stacey's leave. See Board Compensation below.

Board Composition

         The Company is incorporated under the laws of the Province of British Columbia, Canada. Such laws require that a majority of the members of the Board be Canadian. Currently, after the resignation of Mr. Peter Barnett, the elected Board consists of three Canadians (Messrs. Barnett, Pitman & McEwen) and four others (Messrs. O'Dowd, Wiederecht, Mariani and Stacey). To address this issue, Mr. Stacey has taken a temporary leave of absence from service upon the Board and Mr. Bryant, who holds Canadian citizenship, has been elected to fill the interim vacancy. The intention of the Board, as a whole, is to add one or two additional outside directors and to specifically seek Canadians for such positions, or to otherwise comply with all applicable laws.

Executive Officers and Directors

         Jeffrey M. Barnett co-founded the predecessor of the Company in 1977 with his twin brother, Peter J. Barnett, and their long- time business colleague, Mr. George W. Pitman. Mr. Jeffrey M. Barnett has been Chairman of the Board of the Company since its inception, and was Chief Executive Officer until March of 1998.

         Martin O'Dowd was first elected to the Board of Directors of the Company in June of 1995, initially serving solely as an outside director. In August of 1997, Mr. O'Dowd was elected to serve as President of Elephant & Castle International, Inc., a wholly-owned Minneapolis, MN based subsidiary of the Company engaged in managing the Company's U.S. based restaurants and exploring franchising opportunities. On March 19, 1998, Mr. O'Dowd was elected President and Chief Executive Officer of the Company. Mr. O'Dowd was, until April 28, 1997, President and Chief Operating Officer of Rainforest Cafe, Inc., Minneapolis, MN. The Company has a substantial joint venture with Rainforest Cafe Inc. ("RCI") relating to the operation of Canadian Rainforest Restaurants, Inc. Mr. O'Dowd has no adverse interest therein, although he is a shareholder of RCI dating back to his prior service with such entity. From July 1987 to May 1995, Mr. O'Dowd was Corporate Director of Food and Beverage Services for Holiday Inn Worldwide. Previously, he served as Vice President and General Operations Manager for the Hard Rock Cafe Organization.

         Colin Stacey is the Chief Operating Officer of the Company since June of 1997. Prior to joining the Company, Mr. Stacey was President and Chief Executive Officer of Keg Restaurants, a North American subsidiary of Whitbread PLC, from 1992 to June of 1997. Prior to this assignment Mr. Stacey occupied senior management positions within Whitbread's restaurants and leisure businesses in the United Kingdom and Australia.

         George W. Pitman, Vice President - Design and Development, is one of the founders of the Company and serves as a key executive and a director of the Company.

         William L. McEwen, an independent director of the Company, is an entrepreneur who is the owner/manager of residential and commercial properties in Ottawa, Ontario, and Vancouver, B.C. Mr. McEwen is Chairman of the Board and Chief Executive Officer of Tasco Communications, Inc., a paging and telephone answering company. He is Vice President of the Liberal Party of Canada and a Knight of the Order of Saint Jean of Jerusalem. Mr. McEwen was first elected a director in 1993.

         David Wiederecht is Vice President of Alternative Investments for GE Investment Corporation since January 1994. Prior to his current assignment, he served GE Investments in various senior financial management assignments in GEIC's real estate and finance organization since 1988. Prior to joining GEIC, Mr. Wiederecht worked at various assignments within General Electric Company, including corporate headquarters and GE's audit staff. Mr. Wiederecht was first elected to the Board of Directors of the Company in January, 1996.

         Anthony Mariani is Vice President of Private Equities for GE Investment Corporation since 1997. Prior to his current assignment, he worked at various assignments in GE Investments' private equities and finance organizations since 1988. Mr. Mariani was first elected to the Board of Directors of the Company in January, 1996.

         Richard Hugh Bryant, Vice President and Chief Financial Officer of the Company since June of 1997. Prior to joining the Company, Mr. Bryant was Chief Financial Officer of the KEG Restaurants Limited, a subsidiary of Whitbread PLC from August of 1993 to June of 1997. Prior thereto, he served as financial controller of the Whitbread Beer Company, a division of Whitbread PLC, from June of 1990 until August of 1993.

         Daniel DeBou, Chartered Accountant, has been the Chief Accounting Officer of the Company since January 1, 1993. Prior to joining the Company, Mr. DeBou was employed from 1978 to 1992 in various financial capacities with Woodward Stores Limited, a publicly-owned company traded on the Toronto Stock Exchange and engaged in the operation of department and specialty stores.

         Paul Tilbury, formerly Vice President of Operations, is currently serving as Manager of Operations of the Vancouver based Canadian Rainforest Restaurant, a unit of Canadian Rainforest Restaurants, Inc., a jointly owned subsidiary of the Company and Rainforest Cafe, Inc. Mr. Tilbury is the nephew of Mr. Jeffrey M. Barnett.

         Peter J. Barnett was until December of 1997, Executive Vice President and Secretary of the Company. He resigned as a member of the Board of Directors in March of 1998.


Meetings, Attendance, Committees

         The Board of Directors of the Company held 7 regular meetings in 1997. The Board maintains two standing committees: the Compensation Committee and the Audit Committee. Each incumbent director attended at least 75% of the aggregate of: (1) the total number of Board meetings held during the period he was a director; and (2) the total number of meetings held by all Committees of the Board on which he served during such period.

         It is  the  function  of  the  Compensation  Committee  to  review  the
Company's remuneration policies and practices, administer certain of the Company's incentive compensation and stock option plans, and establish the salaries of the executive officers of the Company. Messrs. Jeffrey M. Barnett, William McEwen, Martin O'Dowd and David Wiederecht have heretofore served as the Compensation Committee. It is the function of the Audit Committee to review the external audit programs of the Company and to make recommendations to the Board of Directors of the Company concerning its appointment of independent auditors, the conduct of the audit and related matters. Messrs. Jeffrey Barnett, William McEwen and Anthony Mariani currently serve as the Audit Committee. The Committees meet separately from, but on the same days as, regularly scheduled Board meetings. During 1997, there was one independent meeting of the Compensation Committee. The Company does not maintain a nominating committee or one performing a similar function.

         Compliance with Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3 & 4 and amendments thereto filed by each person who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Registrant, all such persons have timely filed all reports required by Section 16(a) during the most recent fiscal year or prior years, except as follows:

         Colin Stacey who owned no shares or vested options failed to file a Form 3 when initially elected as an officer and director in August of 1997. That filing is being currently made.

ITEM 10           EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth a summary of the compensation of the Chief Executive Officer of the Company and the two other founders of the Company for their services rendered during fiscal years 1997, 1996 and 1995. All figures are in Canadian dollars. The relative value of the Canadian dollar compared to the U.S. dollar fluctuates from time to time. During 1997, the average value was each CDN $1.00 equals U.S. $0.73.

                                                Base                                    All Other
                                                Salary                 Bonuses          Compensation(1)
                                                ------                 -------          ---------------
Jeffrey M. Barnett,
Chief Executive Officer

         12/31/1997                       CDN $164,373                   -0-             $47,200
         12/31/1996                            152,361                   -0-              25,026
         12/31/1995                            135,000                   -0-              25,026

Peter J. Barnett,
Executive Vice President

         12/31/1997                       CDN $406,607 (2)               -0-             $38,437
         12/31/1996                            141,075                   -0-              18,997
         12/31/1995                            125,000                   -0-              18,997

George W. Pitman
Vice President,
Design and Development

         12/31/1997                       CDN $ 99,750                   -0-              ------
         12/31/1996                             99,750                   -0-              ------
         12/31/1995                             95,000                   -0-              ------

(1) The principal items of other compensation consists of life insurance premiums paid on life insurance policies on which the families of the insured are the sole beneficiaries. Also includes, in 1997, certain perquisites deemed to be of a compensatory nature. In addition, Mr. Jeffrey M. Barnett is the owner of an apartment in Toronto, Canada used by the Company for various business purposes. The Company currently pays CDN $2,500 per month for the use thereof no part of which has been accounted for as other compensation. The arrangement is scheduled to terminate at the end of 1998.

(2) Upon the termination of the employment of Mr. Peter J. Barnett in December of 1997, Peter Barnett received termination pay equal to CDN $267,702 in accordance with his employment agreement with the Company. See Below.

         No other officer of the Company earned in excess of U.S. $100,000 during the fiscal year ended December 31, 1997.

         The Company currently does not maintain, and none of its executive officers are eligible for, deferred compensation, long-term incentive plan payouts, restricted stock awards, or other similar compensatory arrangements. The principal executives who are the principal shareholders of the Company are intended to be incentivized by their ownership of a substantial fraction of the Company's Shares, and by certain pre-existing long-term rights to acquire up to an aggregate of an additional 100,000 Shares pursuant to a Founders Retention Plan, described below.

Employment Agreements

         During 1993, the Company entered into five-year employment agreements with the personal service corporations of Messrs. Jeffrey M. Barnett, Peter J. Barnett and George W. Pitman. The agreements initially provided Mr. Jeffrey M. Barnett and Mr. George P. Pitman with base salaries of CDN $135,000, CDN
$125,000 and CDN $95,000, respectively, with certain defined cost of living increases. Under their agreements, which expire in June of 1998, Messrs. Jeffrey
M. Barnett and Pitman are entitled to other specified benefits such as an automobile allowance, reimbursement of business expenses, and health, life and disability insurance.

Founders Retention Plan

         In 1993, the Board of Directors and the shareholders of the Company adopted a plan pursuant to which Jeffrey M. Barnett, Peter J. Barnett and George
W. Pitman were granted options to purchase an aggregate of 100,000 Common Shares of the Company (43,750 to each Mr. Barnett and 12,500 to Mr. Pitman). The options are exercisable at U.S. $6.60 per share as to 20% of the shares pursuant to each Option Grant as of the 5th, 6th, 7th, 8th and 9th annual anniversaries of the grant date, subject to the Optionee's continued employment by the Company on such dates. None of the founders retention plan options are currently exercisable.

Employee Stock Option, and Stock Compensation Plans.

         The Board of Directors of the Company has adopted two Stock Plans, and the shareholders have ratified such plans: They are the 1993 Stock Option Plan and the 1997 Stock Compensation Plan.

         Under the 1993 Stock Option Plan, options may be granted to key salaried management and administration employees. Messrs. Jeffrey M. Barnett, Peter J. Barnett and George W. Pitman are not eligible for grants under this Plan. 100,000 shares were initially set aside for grants pursuant to the 1993 Plan. 400,000 shares were set aside pursuant to the 1997 Stock Compensation Plan. Options granted pursuant to both Plans vest 1/3 after 18 months; 2/3 after 30 months; and as to the balance, after 42 months. All options expire on the fifth annual anniversary of the date of grant. 29,000 options were granted to employees during 1997 pursuant to the 1997 Plan and 17,833 employee stock options were exercised under the 1993 Plan during such year.

         The 1993 Stock Option Plan and the 1997 Stock Compensation Plan are intended to permit the Company to retain and attract qualified individuals who contribute to the overall success of the Company and the achievement of performance measures. Both Plans are administered by the Compensation Committee of the Board of Directors, whose members determine to whom options will be granted and the terms of the options. The Committee is entitled to accelerate the vesting options upon such circumstances as it deems appropriate. Actual vesting can be accelerated or delayed based on performance measures established by the Compensation Committee.

         No persons who are officers or directors either received any grants or exercised any options under either Plan during fiscal 1997.

Compensation of Directors

         Directors who are not employees or officers of the Company (herein the "Outside Directors") are separately compensated for their services as follows:
CDN $500.00 cash for each three months as a director, plus 1,000 shares of Company Stock for each two years of service as an outside director. Certain outside Directors have elected not to accept such compensation. In addition, Mr. McEwen was granted, upon election to the Board, immediately prior to its initial public offering, non-qualified options to purchase 5,000 Common Shares each at a price equal to 100% of the fair market value of the Common Shares as at the date of the grant of such stock options. The options vest in two equal installments, on each of the first two successive anniversaries of the date of grant, subject to continued service, and are exercisable for a period of five years.


Compensation Committee Interlocks and Insider Participation

         David Wiederecht, an outside director, is currently serving as Chairman of the Compensation Committee. Messrs. McEwen, Mariani and Wiederecht are outside directors. The Company intends to pursue a policy of having directors unaffiliated with management to constitute a majority of the full Board, and at least one half of the members of the Compensation Committee and the Audit Committee. Filling vacancies on the Board requires finding Canadian citizens willing to so serve, since the Board of any corporation organized under the laws of British Columbia must consist of a majority of Canadian citizens. There are no interlocks among the members of the Compensation Committee.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The Registrant is a corporation organized under the laws of the Province of British Columbia, Canada. It has one class of Common Shares outstanding.

         As of the close of business on March 31, 1998, 3,072,316 Common Shares were issued and outstanding. The following table sets forth, as of such date, information relating to the beneficial ownership of the Company's Common Shares by each person known to the Company to be beneficial owner of more than 5% of the Common Shares, by each director, by each of the named executive officers and by all directors and executive officers as a group:

                                                                                 Approximate
                                                                                 Percentage of
    Name and Address                              Number of Shares           Outstanding Shares(3)(4)
    ----------------                              ----------------           ---------------------
Jeffrey M. Barnett(1)(2)                              550,375                            17.8%

Peter J. Barnett(1)(2)(3)                             550,375                            17.8%

George W. Pitman(1)(2)                                127,250                             4.1%

William C. McEwen(1)                                    6,100                              *

Martin O'Dowd(1)                                        2,960                              *

David Wiederecht(1)(5)                                   ---

Anthony Mariani(1)(5)                                    ---

Colin Stacey                                             ---                               *

Richard Bryant                                           ---

Daniel DeBou(4)                                        13,200                              *

Paul Tilbury(4)                                        22,000                              *

General Electric
  Investment Private
  Placement Partners II(6)                            237,221                            7.7%
                                                    ---------                           ----
                                                    1,509,481                           48.7%
All Directors and Executive
Officers as a Group

---------------
*        = less than one percent.
(1)      Each person is a director.
(2) Excludes an aggregate of 100,000 shares subject to conditional options issued to the founders of the Company prior to the public offering pursuant to a Founders Retention Plan, no part of which are exercisable prior to 1998.
(3) Includes 50,000 shares transferred by Mr. Barnett to his children.
(4) Includes options granted to such persons pursuant to the 1993 Employee Stock Option Plan and/or the 1997 Stock Compensation Plan.
(5) Messrs. Wiederecht and Mariani are employed by a fund, the holdings of which are separately stated herein.
(6) Excludes up to 1,466,666 additional Shares subject to Warrants and conversion of Subordinated Convertible Debentures held by the Fund.

ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the first quarter of 1998, the Audit Committee of the Board of Directors determined that there was reasonable cause to believe that certain vendor rebates earned by the Company and certain income due to the Company from the lease of table games were paid to, or used by, one or more officers or other employees of the Company without proper authorization or appropriate accounting for such rebates. The Audit Committee thereupon authorized an inquiry to be made under the aegis of the Registrant's counsel.

         To date, after preliminary work by an outside forensic accountant, the Committee has confirmed that certain of such rebates aggregating at least CDN $50,000 were paid to persons or entities other than the Company. In the course of its inquiry, the Audit Committee also determined that the Company's lease of table games used at certain of the Company's restaurants was not adequately documented and that a portion of such revenue may have been diverted. The Committee has not yet quantified the amount of income from the lease of table games not paid to the Company. The Company is reviewing all of its table game lease documentation which were the subject of questionable operating procedures and is in the process of revising such documentation.

         The Audit Committee's inquiry is continuing, and unless satisfied, may require or suggest further steps to recover rebates paid by vendors of the Registrant, or income from the lease of table games, not heretofore received by the Registrant.

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


By
      ------------------
      Jeffrey Barnett, Chairman of the Board of Directors

Date



By    /s/Martin O'Dowd
      -----------------
      Martin O'Dowd, President and Chief Executive Officer

Date  April 29, 1998



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By    /s/Rick Bryant
      --------------
      Rick Bryant, Chief Financial Officer

Date  April 29, 1998



By    /s/Daniel DeBou
      ---------------
      Daniel DeBou, Chief Accounting Officer

Date  April 29, 1998


By    /s/George W. Pitman
      -------------------
      George W. Pitman, Director


Date  April 29, 1998

By
      William McEwen, Director


Date


By    /s/David Wiederecht
      -------------------
      David Wiederecht, Director


Date   April 29, 1998


By    /s/Anthony Mariani
      ------------------
      Anthony Mariani, Director


Date  April 29, 1998