Form 10QSB
period 1998-03-31
ELEPHANT & CASTLE GROUP INC
filed 1998-05-15
CIK 899849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 29, 1998

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

      856 Homer St., Suite 500, Vancouver, B.C. Canada          V6B2W5
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

                 Common shares at March 29, 1998: 3,072,316

                          ELEPHANT & CASTLE GROUP INC.
                          Consolidated Balance Sheets
                          March 29, 1998
                          Canadian Dollars


                                                   March 29/98       March 31/97
ASSETS
Current
   Cash                                             3,449,000         2,837,000
   Accounts Receivable                                763,000           709,000
   Inventory                                          617,000           579,000
   Deposits & Prepaids                                761,000           701,000
                                                  ------------      ------------
                                                    5,590,000         4,826,000

Fixed Assets                                       14,713,000        10,608,000
Goodwill                                            2,105,000         2,004,000
Other Assets                                        1,804,000         1,293,000
                                                  ------------      ------------
                                                   24,212,000        18,731,000
                                                  ------------      ------------

LIABILITIES
Current
   Accounts Payable                                 4,275,000         2,765,000
   Current Portion of Capital Leases                        0            14,000
   Current Portion of Long Term Debt                  443,000           443,000
                                                  ------------      ------------
                                                    4,718,000         3,222,000

Obligation Under Capital Leases                             0             2,000

Long Term Debt                                      9,723,000         7,419,000

                                                  ------------      ------------
                                                   14,441,000        10,643,000
                                                  ------------      ------------

SHAREHOLDERS' EQUITY
Capital Stock                                      11,228,000        10,412,000
Other Paid-In Capital                               2,421,000                 0
Retained Earnings                                  (3,878,000)       (2,324,000)
                                                  ------------      ------------
                                                    9,771,000         8,088,000
                                                  ------------      ------------

                                                  $24,212,000       $18,731,000
                                                  ------------      ------------

                          See notes to financial statements

                                              Elephant & Castle Group Inc.
                                              Consolidated Statements of Income
                                              Canadian Dollars
                                              (unaudited)

                                                        Thirteen                     Three
                                                      Weeks Ended                Months Ended
                                                       March 29,                   March 31,
                                                          1998                       1997

SALES                                                   $9,282,000               $7,834,000
                                                        ----------               ----------

RESTAURANT EXPENSES
  Food and Beverage Costs                                2,672,000                2,282,000
  Restaurant operating expenses
    Labour                                               3,092,000                2,648,000
    Occupancy and other                                  2,431,000                2,115,000
  Depreciation and Amortization                            553,000                  496,000
                                                        -----------              -----------
                                                         8,748,000                7,541,000
                                                        -----------              -----------

INCOME FROM RESTAURANT OPERATIONS                          534,000                  293,000

GENERAL AND ADMINISTRATIVE EXPENSES                        771,000                  574,000

INTEREST ON LONG TERM DEBT                                 201,000                   96,000
                                                        -----------              -----------

LOSS BEFORE INCOME TAXES                                  (438,000)                (377,000)

INCOME TAX (RECOVERY)                                            0                        0

NET LOSS FOR THE PERIOD                                  ($438,000)               ($377,000)
                                                        -----------              -----------


Average number of shares outstanding                     3,044,630                2,843,633

Earnings per share                                          ($0.14)                  ($0.13)

                        See notes to financial statements

                        Consolidated Statements of Cash Flow
                        Canadian Dollars
                        (Unaudited)

                                                         Thirteen                 Three
                                                       Weeks Ended            Months Ended
                                                        March 29,               March 31,
                                                           1998                   1997
OPERATING ACTIVITIES

NET INCOME (LOSS)                                           (438,000)                (377,000)

   Add: Items not involving cash
      Depreciation and amortization                          537,000                  496,000
      Deferred finance charge amortization                    12,000                   46,000
      Amortization of goodwill                                16,000                   13,000
      Loss on disposal of fixed assets                             0                        0
                                                      ---------------       ------------------
                                                             127,000                  178,000
                                                      ---------------       ------------------

CHANGES IN NON-CASH WORKING CAPITAL
      Accounts receivable                                    (92,000)                 (46,000)
      Inventory                                               66,000                   71,000
      Deposits and prepaid expenses                         (169,000)                 (53,000)
      Accounts payable and accrued liabilities               142,000                 (715,000)
                                                      ---------------       ------------------
                                                             (53,000)                (743,000)
                                                      ---------------       ------------------
                                                              74,000                 (565,000)
                                                      ---------------       ------------------

INVESTING ACTIVITIES
   Acquisition of fixed assets                              (478,000)                 (41,000)
   Acquisition of other assets                              (132,000)                       0
   Cash surrender value of life insurance                          0                    4,000
   Acquisition of trademark                                        0                        0
                                                      ---------------       ------------------
                                                            (610,000)                 (37,000)
                                                      ---------------       ------------------

FINANCING ACTIVITIES
   Obligation under capital leases                                 0                   (5,000)
   Proceeds from long-term debt                                    0                2,740,000
   Repayment of long-term debt                              (112,000)                (215,000)
   Issuance of shares for cash                                     0                  118,000
                                                      ---------------       ------------------
                                                            (112,000)               2,638,000
                                                      ---------------       ------------------

(DECREASE) IN CASH DURING PERIOD                            (648,000)               2,036,000

CASH AT BEGINNING OF PERIOD                                4,097,000                  801,000
                                                      ---------------       ------------------

CASH AT END OF PERIOD                                     $3,449,000               $2,837,000
                                                      ---------------       ------------------

                        See notes to financial statements

                           Elephant & Castle Group Inc.
                           Condensed Consolidated Statements of Shareholders' Equity
                           Canadian Dollars
                           (Unaudited)

                                                              Thirteen                  Three
                                                            Weeks Ended              Months Ended
                                                             March 29,                March 31,
                                                                1998                     1997

Balance at beginning of period                              $10,209,000              $7,928,000

   Issue of shares
       for cash                                                       0                 118,000
       for interest                                                   0                 398,000
       for directors' fees                                            0                  21,000

   Net loss                                                    (438,000)               (377,000)

                                                          --------------            ------------

Balance at end of period                                     $9,771,000              $8,088,000
                                                          --------------            ------------


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
                       THIRTEEN WEEKS ENDED MARCH 29, 1998
                      AND THREE MONTHS ENDED MARCH 31, 1997
                                Canadian Dollars
                                   (Unaudited)


1. The accompanying interim financial statements for the thirteen week and three month periods ended March 29, 1998 and March 31, 1997, have been prepared by management and have not been audited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation in Canada. Operating results for the interim periods are not indicative of the results of any other interim periods or for the full year.


2. Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10-K SB for the Year Ended December 31, 1997, as filed with the Securities and Exchange Commission):

                                                                Thirteen            Three
                                                               weeks ended       months ended
                                                                March 29,          March 31,
                                                                  1998               1997
            NET LOSS - CANADA                                    ($438,000)        ($377,000)

            ADJUSTMENTS:

            Amortization of leasehold improvement costs            (11,000)          (11,000)

            Income tax effect of adjustments                             0                 0
                                                                         --                -

            NET LOSS - UNITED STATES                             ($449,000)        ($388,000)
                                                                 ----------        ----------


            NET LOSS PER COMMON SHARE:

            Canada                                                  ($0.14)           ($0.13)

            United States                                           ($0.15)           ($0.14)


            AVERAGE NUMBER OF COMMON
            SHARES OUTSTANDING:                                  3,044,630         2,843,633

3. The financial statements include the results of operations for new locations in Seattle, WA (opened Aug. 28, 1997); Boston, MA (opened Nov. 4. 1997); and Edmonton AB (opened Nov. 20, 1997). The comparative figures include results of operations for locations in Vancouver, BC (closed Feb. 28, 1997); and Thunder Bay ON (closed Aug. 31, 1997).

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

None.

Item 2 - Changes in Securities

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

             Exhibits
             ------------

             None.

             Reports on Form 8-K
             ------------------------

             None.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended March 29, 1998 (unaudited) vs.
Three Months Ended March 31, 1997 (unaudited)

Net Income

For the thirteen weeks ended March 29, 1998, the Company's net loss was CDN $438,000 (US $320,000) compared to CDN $377,000 (US $275,000) for the corresponding period in 1997. Loss per share for the current period was CDN ($0.14) (US $0.10), compared to CDN ($0.13) (US $0.09) in 1997. The average number of shares outstanding increased from 2,843,633 in 1997 to 3,044,630 for the current period.

Sales

Sales increased 18.5% during the thirteen weeks ended March 29, 1998 to CDN $9,282,000 (US $6,775,000) from CDN $ 7,834,000 (US $5,719,000) for the comparable period in 1997. The 1998 figure includes sales for three new locations: Seattle, WA (opened August 29, 1997); Boston, MA (opened November 4,
1997); and Edmonton, AB (opened November 20, 1997). The Company closed a Vancouver, BC location during the corresponding period (February 28, 1997) and closed its Thunder Bay, ON location on August 31, 1997.

For the thirteen Canadian locations open throughout both periods, sales for the thirteen weeks ended March 29, 1998 totaled CDN $4,810,000 (US $3,511,000) and were up 2.1% compared to the three month period ended March 31, 1997. For the four U.S. locations open throughout both periods, sales for the 1998 period were CDN $2,655,000 (US $1,938,000) and were down 2.3% from the 1997 period.

For the new Seattle location, sales were at the lower end of the expected range. The new Boston location continues to exceed sales expectations by a significant amount. Sales at the new Edmonton location have been increasing month over month since opening and recent sales have been close to expectations.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 28.8% for the thirteen weeks ended March 29, 1998 compared to 29.1% for the three months ended March 31, 1997. The improvement is a continuation of a trend the Company has been experiencing for the past five quarters. Further improvements are expected as the results of its purchasing procedures review take full effect.

Labour and Benefits Costs

Labour and benefits decreased from 33.8% of sales in 1997 to 33.3% for the current period. Of the seventeen stores open throughout both periods, thirteen showed improved or steady labour percentages.

Occupancy and Other Operating Costs

Occupancy and other operating expenses decreased as a percentage of sales from 27.0% in 1997 to 26.2% for the current period. The decrease is the result of lower occupancy rates at the Company's new locations. The Company's strategy continues to be to drive occupancy percentages down by opening new facilities at locations with controlled and favourable occupancy rates.

Depreciation and Amortization Expense

Depreciation and amortization costs decreased to 6.0% of sales for the current period from 6.3% last year. In dollar terms, depreciation and amortization increased to CDN $553,000 (US $404,000) in 1998 from CDN $496,000 (US $362,000)
in 1997 as the company continues to opens new locations.

General and Administrative Costs

General and administrative costs increased from 7.3% of sales in 1997 to 8.3% in the current period. During the second half of 1997 the Company hired three new executives as it developed the infrastructure necessary to allow the Company to expand and return to profitability. The Company also embarked on a franchise development program in 1997. The reader is referred to the Company's annual report for the year ended December 31, 1997 for additional details. These initiatives have resulted in higher general and administrative costs. The Company believes its long term general and administrative expense percentage will be brought down to under 7.0% as new stores are added without incurring proportionate additional costs.

Interest on Long Term Debt

During 1997 the Company completed two US $2,000,000 (CDN $2,740,000 each, for a total of CDN $5,480,000) convertible subordinated debenture financings with General Electric Investment Private Placement Partners, II, a U.S. based limited partnership with which it had previously arranged a similar US $3,000,000 (CDN $4,110,000) financing. As a result, interest on long term debt in the 1998 period was substantially higher than 1997.

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($438,000) (US $320,000) for the 1998 period compared to a loss of CDN ($377,000) (US $275,000) for the 1997 period. As discussed above, the Company realized positive impacts from higher sales, improved food and beverage margins, lower labour percentages and reduced occupancy costs as a percentage of sales, all of which contributed to an increase in Income from Restaurant Operations to CDN $534,000 (US $390,000) for the 1998 period from CDN $293,000 (US $214,000) in 1997. This was offset by higher general and administrative costs and higher interest expense, resulting in the overall increase in the net loss for the period.

Income Taxes

The Company incurred a loss in the thirteen week period ended March 29, 1998 and therefor has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Liquidity and Capital Resources

Changes in non-cash working capital items resulted in a net use of funds of CDN $53,000 (US $39,000) in the thirteen week period ended March 29, 1998, compared to a net use of funds of CDN $742,000 (US $542,000) in the three month period ended March 31, 1997. The principal usage in 1997 was to reduce accounts payable. The 1998 accounts payable balance includes commitments related to the Rainforest Joint Venture, which had the effect of offsetting the normal seasonal reduction of accounts payable for the 1998 period.

The Company's cash balance as of March 29, 1998 was CDN $3,449,000 (US $2,518,000) compared to CDN 2,837,000 (US $2,071,000) on March 31, 1997. The
Company invested CDN $478,000 (US $349,000) in fixed assets during the 1998 period, principally in the Rainforest Joint Venture. The Company will need additional financing to fund its planned capital requirements for the balance of 1998, again principally for the Rainforest Joint Venture. The Company anticipates it will be successful in raising the necessary funds.

Three Months Ended March 31, 1997 (unaudited) vs. March 31, 1996 (unaudited)

Net Income

For the three months ended March 31, 1997, the Company's net loss was CDN $377,000 compared to CDN $381,000 for the corresponding period in 1996. Loss per share for the 1997 period was CDN ($0.13), compared to CDN ($0.15) in 1996. The average number of shares outstanding increased from 2,604,611 in 1996 to 2,843,633 for the 1997 period.

Sales

Sales increased 27.9% during the three months ended March 31, 1997 to CDN $7,834,000 from CDN $6,128,000 for the comparable period in 1996. The 1997 figure included sales for three new locations at the Holiday Inn on the Bay in San Diego, California (Opened July 2, 1996), the Mall of America in Bloomington, Minnesota (acquired October 8, 1996) and the entertainment district of downtown Toronto, Ontario (opened October 21, 1996). The Company closed one location during the 1997 period, in Vancouver, British Columbia on February 28, 1997.

For the thirteen Canadian locations open throughout both periods, sales for the three months ended March 31, 1997 totaled CDN $4,341,000 and were down 5.2% compared to the corresponding period for 1996. Eight locations experienced sales increases during the quarter. The magnitude of the decreases in the other five locations more than offset these increases. Expenses were being reduced wherever possible to mitigate the impact of continuing lower sales at those Canadian locations.

For the two U.S. locations open throughout both periods, sales for the three months ended March 31, 1997 totaled US $921,000 and were up 7.0% compared to the corresponding period for 1996.

For the new San Diego location, sales for the three months ended March 31, 1997 were just slightly short of expectations, caused in part by some renovation work done in the hotel. Management expected sales to meet expectations in the near future. The new Bloomington location's sales continued to meet expectations. Sales for the new Toronto location continued to significantly exceed expectations.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 29.1% for the three months ended March 31, 1997 compared to 30.0% for the corresponding period in 1996. The improvement was wide spread, with virtually all locations showing better percentages. Management believed its continuous review of all purchasing procedures, recipes and menus was beginning to show positive results, and the improvement was expected to continue.

Labour and Benefits Costs

Labour and benefits increased slightly from 33.1% of sales in 1996 to 33.5% for the 1997 period. Most stores showed improved labour and benefits percentages compared to 1996, but the labour percentages in the stores that suffered significant sales declines caused the overall rate to rise slightly.

Occupancy and Other Operating Costs

Occupancy and other operating expenses increased marginally as a percentage of sales from 26.8% in 1996 to 27.0% for the 1997 period. A small decrease in the occupancy cost percentage due to lease arrangements at the new locations, was offset by a small increase in other operating expenses as a percentage of sales. The Company's newest facilities and hotel restaurant arrangements were aimed at driving down occupancy and other operating costs as a percentage of sales.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 6.3% of sales for the 1997 period from 5.9% in 1996. The increase was attributable to depreciation on the new locations plus the amortization of pre-opening costs at the new locations. Amortization of pre-opening costs was CDN $147,994 in 1997, compared to CDN $93,111 in 1996.

General and Administrative Costs

General and administrative costs decreased from 9.3% of sales in 1996 to 7.3% in the 1997 period. The Company believed its general and administrative expense percentage could be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

For much of the three month period ended March 31, 1996 the Company had substantial funds invested in high grade interest bearing term deposits. Interest earned from these deposits offset a portion of the interest expense on the Company's long term debt. For the 1997 period, the Company did not have such investments. On March 14, 1997 the Company completed an additional CDN $2,740,000 (US $2,000,000) convertible subordinated note financing with General Electric Private Placement Partners, II, a U.S. based pension money manager with which it had also arranged a similar CDN $4,110,000 (US $3,000,000) financing in 1995. As a result, interest on long term debt would continue to be higher in 1997 than for the comparable periods in 1996.

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($377,000) (US $275,000) for the 1997 period compared to a loss of CDN ($381,000) (US $278,000) for the 1996 period. As discussed above, the positive impact of higher sales and improved food and beverage margins were offset by increases in depreciation, amortization and interest expenses; and slight increases in labour and other operating cost percentages. Management believed that the continued build-out of additional hotel-based restaurants would enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred a loss in the three month period ended March 31, 1997 and therefore had no tax liability. The Company also had loss carry-forwards which will reduce its effective tax rate in future periods.

Liquidity and Capital Resources

Changes in non-cash working capital items resulted in a net use of funds of CDN $742,000 (US $541,000) in the three month period ended March 31, 1997, compared to a net use of funds of CDN $828,000 (US $604,000) in the comparable period of 1996. The principal usage in 1997 and in 1996 was to reduce accounts payable. This is a seasonality factor attributable to the higher sales volume in the months of November and December compared to February and March, and thus the increase of accounts payable at the start of the quarter. The Company's cash balance as of January 1, 1996 was CDN $5,032,000 (US $3,673,000) as compared to CDN $801,000 (US $585,000) on January 1, 1997. For the full year ended December 31, 1996, the Company invested CDN $3,292,000 (US $2,403,000) in fixed assets and an additional CDN $1,255,000 (US $916,000) in other long term assets, thereby accounting for the overall decrease in the cash balance from the end of the 1996 period. The Company's cash balance at the end of the 1997 period was CDN $2,837,000 (US $2,071,000). This compares to a cash balance of CDN $3,894,000 (US $2,842,000) at the end of the 1996 period.

In February, 1997 the Company completed a financing with a major U.S. based pension money manager, General Electric Private Placement Partners, II (GEIPPP,II) for CDN $2,740,000 (US $2,000,000) in convertible subordinated notes. This was the second tranche of a financing agreement signed in 1995, and there were up to CDN $5,480,000 (US $4,000,000) additional notes available, subject to certain conditions.

The Company planned to use the CDN $2,740,000 (US $2,000,000) to pay for construction of new locations in Boston, MA and Seattle, WA. The Boston location will be in a new Club Quarters hotel under construction in the heart of Boston's financial district (subsequently opened November 4, 1997). The Seattle location will be in the recently opened Cavanaugh's Inn in Seattle's downtown entertainment section (subsequently opened August 28, 1997). Both were expected to open in summer, 1997.

The Company had signed a Letter of Intent with Rainforest Cafe, Inc. to form a joint venture to develop Rainforest restaurants in Canada (formal agreements were subsequently signed). The Company intended to satisfy the capital requirements for the Canadian Rainforest restaurants project by arranging additional financing and anticipated it will be successful in raising the necessary funds.

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




                                                   Elephant & Castle Inc.
                                                   ----------------------
                                                        Registrant


Date:  May 13, 1998                                /s/ M. O'Dowd
                                                   ----------------
                                                   M. O'Dowd
                                                   President & CEO


Date:  May 13, 1998                                /s/ R. Bryant
                                                   ---------------
                                                   R. Bryant
                                                   Chief Financial Officer