Form 10QSB
period 1998-06-28
ELEPHANT & CASTLE GROUP INC
filed 1998-08-12
CIK 899849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number                 33-60612
                        ---------------------------------------------

                          Elephant & Castle Group Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

  British Columbia, Canada                                Not Applicable
-------------------------------                         -------------------
(State or other jurisdiction of                         (I. R. S. Employer
incorporation or organization)                          Identification No.)

      856 Homer St., Suite 500, Vancouver, B.C. Canada          V6B 2W5
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

                 Common shares at June 28, 1998: 3,147,572

                          ELEPHANT & CASTLE GROUP INC.
                          Consolidated Balance Sheets
                          June 28, 1998
                          Canadian Dollars
                          (Unaudited)

                                                  June 28/98          June 30/97
                                                ------------       ------------
ASSETS
Current
   Cash ..................................         3,709,000          2,099,000
   Accounts Receivable ...................           778,000            722,000
   Inventory .............................           757,000            609,000
   Deposits & Prepaids ...................           639,000            822,000
                                                ------------       ------------
                                                   5,883,000          4,252,000

Fixed Assets .............................        17,129,000         10,979,000
Goodwill .................................         2,089,000          1,992,000
Other Assets .............................         2,397,000          1,120,000
                                                ------------       ------------
                                                  27,498,000         18,343,000
                                                ------------       ------------

LIABILITIES
Current
   Accounts Payable ......................         5,435,000          2,289,000
   Current Portion of Capital Leases .....                 0                  0
   Current Portion of Long Term Debt .....           443,000            443,000
                                                ------------       ------------
                                                   5,878,000          2,732,000

Obligation Under Capital Leases ..........                 0                  0

Long Term Debt ...........................        12,349,000          7,318,000
                                                ------------       ------------
                                                  18,227,000         10,050,000
                                                ------------       ------------

SHAREHOLDERS' EQUITY
Capital Stock ............................        11,235,000         10,990,000
Other Paid-In Capital ....................         2,421,000                  0
Retained Earnings ........................        (4,385,000)        (2,697,000)
                                                ------------       ------------
                                                   9,271,000          8,293,000
                                                ------------       ------------

                                                $ 27,498,000       $ 18,343,000
                                                ------------       ------------

                          See notes to financial statements

                                        ELEPHANT & CASTLE GROUP INC.
                                      Consolidated Statements of Income
                          For the Thirteen and Twenty-Six Weeks Ended June 28, 1998
                                              Canadian Dollars
                                                 (unaudited)



                                         Thirteen Weeks     Three Months   Twenty Six Weeks     Six Months
                                             Ended             Ended             Ended             Ended
                                         June 28, 1998     June 30, 1997     June 28, 1998    June 30, 1997
                                         ------------      ------------      ------------      ------------
SALES ..............................     $  9,675,000      $  7,822,000      $ 18,957,000      $ 15,656,000
                                         ------------      ------------      ------------      ------------

RESTAURANT EXPENSES
  Food and Beverage Costs ..........        2,796,000         2,313,000         5,468,000         4,595,000
  Restaurant operating expenses
    Labour .........................        3,187,000         2,581,000         6,279,000         5,229,000
    Occupancy and other ............        2,538,000         2,134,000         4,969,000         4,249,000
  Depreciation and Amortization ....          582,000           494,000         1,135,000           990,000
                                         ------------      ------------      ------------      ------------
                                            9,103,000         7,522,000        17,851,000        15,063,000
                                         ------------      ------------      ------------      ------------

INCOME FROM RESTAURANT OPERATIONS ..          572,000           300,000         1,106,000           593,000

GENERAL AND ADMINISTRATIVE EXPENSES           877,000           562,000         1,648,000         1,150,000

INTEREST ON LONG TERM DEBT .........          201,000           111,000           402,000           192,000
                                         ------------      ------------      ------------      ------------

(LOSS) BEFORE INCOME TAXES .........         (506,000)         (373,000)         (944,000)         (749,000)

INCOME TAX (RECOVERY) ..............                0                 0                 0                 0

                                         ------------      ------------      ------------      ------------
NET (LOSS) .........................         (506,000)         (373,000)         (944,000)         (749,000)
                                         ------------      ------------      ------------      ------------


Average number of shares outstanding        3,114,000         2,968,000         3,079,000         2,906,000

Earnings (loss) per share ..........           ($0.16)           ($0.13)           ($0.31)           ($0.26)

                        See notes to financial statements

                        ELEPHANT & CASTLE GROUP INC.
                        Consolidated Statements of Cash Flow
                        Canadian Dollars
                        (Unaudited)

                                                     Twenty six          Six
                                                    Weeks Ended     Months Ended
                                                      June 28,        June 30,
                                                        1998            1997
                                                   -----------      -----------
OPERATING ACTIVITIES

NET INCOME (LOSS) ............................        (944,000)        (749,000)

   Add: Items not involving cash
      Depreciation and amortization ..........       1,080,000          990,000
      Deferred finance charge amortization ...          24,000          122,000
      Amortization of goodwill ...............          31,000           25,000
      Loss on disposal of fixed assets .......               0                0
                                                   -----------      -----------
                                                       191,000          388,000
                                                   -----------      -----------

CHANGES IN NON-CASH WORKING CAPITAL
      Accounts receivable ....................        (107,000)         (59,000)
      Inventory ..............................         (74,000)          41,000
      Deposits and prepaid expenses ..........         (47,000)        (211,000)
      Accounts payable and accrued liabilities       1,309,000         (876,000)
                                                   -----------      -----------
                                                     1,081,000       (1,105,000)
                                                   -----------      -----------
                                                     1,272,000         (717,000)
                                                   -----------      -----------

INVESTING ACTIVITIES
   Acquisition of fixed assets ...............      (3,634,000)        (758,000)
   Acquisition of other assets ...............        (540,000)        (343,000)
   Acquisition of trademark ..................               0                0
                                                   -----------      -----------
                                                    (4,174,000)      (1,101,000)
                                                   -----------      -----------

                          ELEPHANT & CASTLE GROUP INC.
                      Consolidated Statements of Cash Flow
                                Canadian Dollars
                                   (Unaudited)
                                   (continued)

                                                     Twenty six          Six
                                                    Weeks Ended     Months Ended
                                                      June 28,        June 30,
                                                        1998            1997
                                                   -----------      -----------
FINANCING ACTIVITIES
   Obligation under capital leases ...........               0          (21,000)
   Proceeds from long-term debt ..............       2,740,000        2,740,000
   Repayment of long-term debt ...............        (226,000)        (316,000)
   Issuance of shares for cash ...............               0          713,000
                                                   -----------      -----------
                                                     2,514,000        3,116,000
                                                   -----------      -----------

(DECREASE) IN CASH DURING PERIOD .............        (388,000)       1,298,000

CASH AT BEGINNING OF PERIOD ..................       4,097,000          801,000
                                                   -----------      -----------

CASH AT END OF PERIOD ........................     $ 3,709,000      $ 2,099,000
                                                   -----------      -----------

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
            Condensed Consolidated Statements of Shareholders' Equity
                                Canadian Dollars
                                   (Unaudited)

                                                 Twenty six             Six
                                                Weeks Ended         Months Ended
                                                  June 28,            June 30,
                                                   1998                 1997
                                               ------------        ------------
Balance at beginning of period .........       $ 10,209,000        $  7,928,000

   Issue of shares
       for cash ........................                  0             713,000
       for interest ....................                  0             380,000
       for directors' fees .............              6,000              21,000

   Net loss ............................           (944,000)           (749,000)
                                               ------------        ------------

Balance at end of period ...............       $  9,273,000        $  8,293,000
                                               ------------        ------------

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
                      TWENTY SIX WEEKS ENDED JUNE 28, 1998
                       AND SIX MONTHS ENDED JUNE 30, 1997
                                Canadian Dollars
                                   (Unaudited)


1. The accompanying interim financial statements for the twenty six week and six month periods ended June 28, 1998 and June 30, 1997, have been prepared by management and have not been audited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation in Canada. Operating results for the interim periods are not indicative of the results of any other interim periods or for the full year.


2. Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10-K SB for the Year Ended December 31, 1997, as filed with the Securities and Exchange Commission):

                                                            Thirteen            Three         Twenty six          Six
                                                          weeks ended       months ended     weeks ended     months ended
                                                            June 28,           June 30,        June 28,         June 30,
                                                              1998              1997             1998             1997
                                                          -----------      -----------      -----------      -----------
            NET LOSS - CANADA ........................... ($  506,000)     ($  373,000)     ($  944,000)     ($  749,000)

            ADJUSTMENTS:

            Amortization of leasehold improvement costs .     (11,000)         (11,000)         (22,000)         (22,000)

            Income tax effect of adjustments ............           0                0                0                0
                                                          -----------      -----------      -----------      -----------

            NET LOSS - UNITED STATES .................... ($  517,000)     ($  384,000)     ($  966,000)     ($  771,000)
                                                          -----------      -----------      -----------      -----------

            NET LOSS PER COMMON SHARE:

            Canada ...................................... ($     0.16)     ($     0.13)     ($     0.31)     ($     0.26)

            United States ............................... ($     0.17)     ($     0.13)     ($     0.31)     ($     0.27)

            AVERAGE NUMBER OF COMMON
            SHARES OUTSTANDING: .........................   3,114,000        2,968,000        3,079,000        2,906,000

3. The financial statements include the results of operations for new locations in Seattle, WA (opened Aug. 28, 1997); Boston, MA (opened Nov. 4. 1997); and Edmonton AB (opened Nov. 20, 1997). The comparative figures include results of operations for locations in Vancouver, BC (closed Feb. 28, 1997); and Thunder Bay ON (closed Aug. 31, 1997).

4. The financial statements also include the Company's portion of the results of operations for the Rainforest Cafe, opened as a joint venture with Rainforest Cafe Inc., in Vancouver, British Columbia on June 12, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS Thirteen Weeks Ended June 28, 1998 (unaudited)
                vs. Three Months Ended June 30, 1997 (unaudited)

Net Income

For the thirteen weeks ended June 28, 1998, the Company's net loss was CDN $506,000 (US $369,000) compared to CDN $373,000 (US $272,000) for the corresponding period in 1997. Loss per share for the current period was CDN ($0.16) (US $0.12), compared to CDN ($0.13) (US $0.09) in 1997. The average number of shares outstanding increased from 2,968,000 in 1997 to 3,114,000 for the current period.

Sales

Sales  increased  23.7%  during the  thirteen  weeks  ended June 28, 1998 to CDN
$9,675,000  (US  $7,062,000)   from  CDN  $7,822,000  (US  $5,709,000)  for  the
comparable period in 1997. The 1998 figure includes sales for three new locations: Seattle, WA (opened August 29, 1997); Boston MA (opened November 4,
1997); and Edmonton, AB (opened November 20, 1997). The 1998 figure also includes two weeks' sales for Canada's first Rainforest Cafe (operated under a joint venture agreement with Rainforest Cafe Inc.) which opened on June 12, 1998.

The Company closed its Thunder Bay, ON location on August 31, 1997.

For the thirteen Canadian locations open throughout both periods, sales for the thirteen weeks ended June 28, 1998 totaled CDN $5,018,000 (US $3,663,000) and were up 2.5% compared to the three month period ended June 30, 1997. For the four U.S. locations open throughout both periods, sales for the 1998 were CDN $2,599,000 (US $1,897,000) and were down 4.0% from the 1997 period.

For the new Seattle location, sales continue to be at the lower end of the expected range. The new Boston location continues to exceed sales expectations. Sales at the new Edmonton location continue to be very close to expectations. The new Rainforest location exceeded its initial sales targets.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 28.9% for the thirteen weeks ended June 28, 1998 compared to 29.6% for the three months ended June 30, 1997. The improvement is a continuation of a trend the Company has been experiencing for the past six quarters. The Company believes the improvements will continue for the balance of the year as its purchasing procedures review takes full effect.

Labour and Benefits Costs

Labour and benefits decreased marginally from 33.0% of sales in 1997 to 32.9% for the current period.

Occupancy and Other Operating Costs

Occupancy and other operating expenses decreased as a percentage of sales from 27.3% in 1997 to 26.2% for the current period. The decrease is primarily the result of lower occupancy rates at the Company's new locations. The Company's strategy continues to be to drive occupancy percentages down by opening new facilities at locations with controlled and favourable occupancy rates.

Depreciation and Amortization Expense

Depreciation and amortization costs decreased to 6.0% of sales for the current period from 6.3% last year. In dollar terms, depreciation and amortization increased to CDN $582,000 (US $425,000) in 1998 from CDN $494,000 (US $361,000)
in 1997 as the Company continues to open new locations.

General and Administrative Costs

General and administrative costs increased from 7.2% of sales in 1997 to 9.1% in the current period. During the second half of 1997 the Company hired three new executives as it developed the infrastructure necessary to allow the Company to expand and return to profitability. The Company also embarked on a franchise development program in 1997. The reader is referred to the Company's annual report for the year ended December 31, 1997 for additional details. These initiatives have resulted in higher general and administrative costs. The Company believes its long term general and administrative expense percentage will be brought down to under 7% as new stores are added without incurring proportionate additional costs.

Interest on Long Term Debt

During 1997 the Company completed two US $2,000,000 (CDN $2,740,000 each, for a total of CDN $5,480,000) convertible subordinated debenture financings with General Electric Investment Private Placement Partners, II (GEIPPP,II), a U.S. based limited partnership with which it had previously arranged a similar US $3,000,000 (CDN $4,110,000) financing. As a result, interest on long term debt in the 1998 period was substantially higher than 1997. The Company completed an additional US $2,000,000 (CDN $2,740,000) financing with GEIPPP,II near the end of the current period. As a result, interest on long term debt is expected to increase in future periods.

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($506,000) (US $369,000) for the 1998 period compared to a loss of CDN ($373,000 (US $272,000) for the 1997 period. As discussed above, the Company realized positive impacts from higher sales, improved food and beverage margins, lower labour percentages and reduced occupancy costs as a percentage of sales, all of which contributed to an increase in Income from Restaurant Operations to CDN $572,000 (US $418,000) for the 1998 period from CDN $300,000 (US $219,000) in 1997. This was offset by higher general and administrative costs and higher interest expense, resulting in the overall increase in the net loss for the period.

Income Taxes

The Company incurred a loss in the thirteen week period ended June 28, 1998 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Twenty-six Weeks Ended June 28, 1998 (unaudited) vs. Six Months Ended June 30, 1997 (unaudited)

Net Income

For the twenty-six weeks ended June 28, 1998 the Company's net loss was CDN $944,000 (US $689,000) compared to CDN $749,000 (US $547,000) for the corresponding period in 1997. On a per share basis, the net loss for the current period was CDN ($0.31) (US $0.23) compared to CDN ($0.26) (US $0.19) in 1997.
There were a weighted average of 3,079,000 shares outstanding in 1998 compared to 2,906,000 in 1997.

Sales

Sales increased 21.1% during the twenty-six weeks ended June 28, 1998 to CDN $18,957,000 (US $14,582,000) from CDN $15,656,000 (US $11,428,000) for the comparable period in 1997. The 1998 figure includes sales for three new locations, plus a very short period for the new Rainforest Cafe. (See Sales in the Discussion and Analysis of the results for the thirteen weeks ended June 28, 1998, above.)

For the thirteen Canadian locations open throughout both periods, sales for the twenty-six weeks ended June 28, 1998 totaled CDN $9,828,000 (US $7,174,000) and were up 2.3% compared to the six month period ended June 30, 1997. For the four U.S. stores open throughout both periods, sales for the 1998 period were CDN $5,255,000 (US $3,835,000) and were down 3.1% from the 1997 period.

For the new Seattle and Edmonton locations, sales were at the lower end of the expected range. The new Boston location continues to exceed sales expectations. The new Rainforest location exceeded its initial sales targets.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 28.8% for the twenty-six weeks ended June 28, 1998 compared to 29.4% for the six months ended June 30, 1997. Continued improvements are expected in future periods as the results of the Company's purchasing procedures review take full effect.

Labour and Benefits Costs

Labour and benefits decreased from 33.4% of sales in 1997 to 33.1% for the current period.

Occupancy and Other Operating Costs

Occupancy and other operating costs decreased as a percentage of sales from 27.1% in 1997 to 26.2% for the current period. The decrease is primarily the result of lower occupancy rates at the Company's new locations. One of the Company's goals continues to be to reduce occupancy and other operating costs as a percentage of sales by opening new locations with more favourable and controllable occupancy costs and by closing or modifying existing units in high occupancy cost locations.

Depreciation and Amortization Expense

Depreciation and amortization costs decreased to 6.0% of sales for the current period from 6.3% in 1997. In dollar terms, depreciation increased by CDN $145,000 (US $106,000) as the Company continues to open new locations.

General and Administrative Costs

General and administrative costs increased from 7.4% of sales in 1997 to 8.7% in 1998. (See General and Administrative Costs in the Discussion and Analysis of the results for the thirteen weeks ended June 28, 1998, above, and the Company's annual report for the year ended December 31, 1997 for further information.)

Interest on Long Term Debt

Interest on long term debt was higher in the twenty-six weeks ended June 28, 1998 than in the comparable period in 1997 by CDN $210,000 (US $153,000) due to additional subordinated debenture financings completed in 1997. (See Interest on Long Term Debt in the Discussion and Analysis of the results for the thirteen weeks ended June 28, 1998, above.) The Company completed an additional US $2,000,000 (CDN $2,740,000) financing with GEIPPP,II near the end of the current period. As a result, interest on long term debt is expected to increase in future periods.

(Loss) before Taxes

The Company incurred a loss before taxes of CDN ($944,000) (US $689,000) for the twenty-six weeks ended June 28, 1998 compared to a loss of CDN $749,000 (US $547,000) for the 1997 period. As discussed above, the Company realized positive impacts from higher sales, improved food and beverage margins, lower labour percentages and reduced occupancy costs as a percentage of sales, all of which contributed to an increase in Income from Restaurant Operations to CDN $1,106,000 (US $807,000) for the 1998 period from CDN $593,000 (US $433,000) in
1997. This was offset by higher general and administrative costs and higher interest expense, resulting in the overall increase in the net loss for the period.

Income Taxes

The Company incurred a loss in the twenty-six week period ended June 28, 1998 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Liquidity and Capital Resources

The Company's cash position as of June 28, 1998 was CDN $3,709,000 (US $2,707,000) compared to CDN $4,097,000 (US $2,991,000) at December 31, 1997.
During the twenty six weeks ended June 28, 1998 the Company raised CDN $2,740,000 (US $2,000,000) through the issuance of convertible subordinated debentures to General Electric Investment Private Placement Partners, II (GEIPPP,II) as part of a previously arranged agreement. During the same period the Company spent CDN $3,634,000 (US $2,653,000) on fixed assets and CDN $540,000 (US $394,000) on other assets, in both cases primarily for its portion of the construction and opening of the first Canadian Rainforest Cafe (opened June 12, 1998 in Vancouver, BC). Under the terms of the construction and other contracts related to the project, a significant portion of these commitments were not due as at June 28, 1998, resulting in an increase in accounts payable at June 28, 1998 of CDN $1,309,000 (US $955,000). All accounts have subsequently been paid, or will be paid when due.

The Company is planning to open at least four more Rainforest Cafes in Canada over the next three years as well as additional Elephant & Castle and Alamo units in Canada and the United States. Additional financing will be needed to fund these capital projects. The Company anticipates it will be successful in raising the necessary funds on a timely basis.

Three Months Ended June 30, 1997 (unaudited) vs. June 30, 1996 (unaudited)

Net Income

For the three months ended June 30, 1997, the Company's net loss was CDN $373,000 (US $272,000) compared to CDN $415,000 (US $303,000) for the corresponding period in 1996. Loss per share for the 1997 period was CDN ($0.13) (US $0.09), compared to CDN ($0.16) (US $0.12) in 1996. The average number of shares outstanding increased from 2,652,000 in 1996 to 2,968,000 for the 1997 period. Sales

Sales increased 20.1% during the three months ended June 30, 1997 to CDN $7,822,000 (US $5,709,000) from CDN $6,515,000 (US $4,755,000) for the comparable period in 1996. The 1997 figure included sales for three new locations at the Holiday Inn on the Bay in San Diego, California (opened July 2,
1996), the Mall of America in Bloomington, Minnesota (acquired October 8, 1996) and the entertainment district of downtown Toronto, Ontario (opened October 21, 1996). The Company closed one location during 1997, in Vancouver, British Columbia on February 28, 1997.

For the thirteen Canadian locations open throughout both periods, sales for the three months ended June 30, 1997 totaled CDN $4,459,000 (US $325,000) and were down 6.5% compared to the corresponding period for 1996. Six locations experienced sales increases during the quarter. The magnitude of the decreases in the other seven locations more than offset these increases. Expenses were being reduced wherever possible to mitigate the impact of continuing lower sales at those Canadian locations.

For the two U.S. locations open throughout both periods, sales for the three months ended June 30, 1997 totaled US $961,000 (CDN $1,317,000) and were down 2.0% compared to the corresponding period for 1996.

For the new San Diego location, sales for the three months ended June 30, 1997 were short of management's operating plans, caused in part by some delays in completing an outdoor seating area. Management was working on specific programs that were designed to increase sales in the near future. The new Bloomington location's sales were also below management's operating plans as some minor renovations were made during the quarter. Sales for the new Toronto location continued to significantly exceed management's operating plans.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 29.6% for the three months ended June 30, 1997 compared to 30.7% for the corresponding period in 1996. The improvement was wide spread, with virtually all locations showing better percentages. This was the second consecutive quarter of improved food and beverage cost percentages. Management believed its continuous review of all purchasing procedures, recipes and menus was the reason for the positive results, and the improvement was expected to continue.

Labour and Benefits Costs

Labour and benefits decreased slightly from 33.1% of sales in 1996 to 33.0% for the 1997 period. Most stores showed improved labour and benefits percentages compared to 1996, but increases in some of the stores that suffered significant sales declines, plus higher than planned labour and benefits costs in San Diego largely negated the improvements.

Occupancy and Other Operating Costs

Occupancy and other operating expenses decreased as a percentage of sales from 27.9% in 1996 to 27.3% for the 1997 period. One of the Company's goals continued to be to drive down occupancy and other operating costs as a percentage of sales by opening new locations with more favourable occupancy costs and by closing or modifying existing units in high occupancy locations.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 6.3% of sales for the 1997 period from 4.6% in the prior year. The increase was attributable to depreciation on the new locations plus the amortization of pre-opening costs at the new locations. Amortization of pre-opening costs was CDN $148,000 in 1997, compared to CDN $49,000 in 1996.

General and Administrative  Costs

General and administrative costs decreased from 9.2% of sales in 1996 to 7.2% in the 1997 period. The Company anticipated its General and Administrative costs would increase as a percentage of sales for the balance of 1997 as two new senior executives were hired, both starting in August, 1997. Mr. Colin Stacey, former President of Keg Restaurants, an eighty-five location chain of Canadian steakhouses, was hired as Chief Operating Officer responsible for Canadian operations. Mr. Martin O'Dowd, former President of Rainforest Cafe Inc., was hired as President of the U.S. operations, and would have additional responsibilities related to the development of Rainforest Cafes in Canada. The Company believed its long term general and administrative expense percentage could be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

On March 14, 1997 the Company completed an additional US $2,000,000 (CDN $2,740,000) convertible subordinated note financing with General Electric Private Placement Partners, II, a U.S. based limited partnership with which it had also arranged a similar US $3,000,000 (CDN $4,111,000) financing in 1995. As a result, interest on long term debt was higher in the 1997 quarter than in the 1996 period. Subsequent to June 30, 1997 the Company issued an additional US $2,000,000 (CDN $2,740,000) in 6% convertible debentures to subsidiaries and affiliates of a French Bank. Therefore, interest on long term debt would continue to be higher for the balance of 1997 than for the comparable periods in 1996.

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($373,000) for the 1997 period compared to a loss of CDN ($413,000) for the 1996 period. As discussed above, the positive impact of higher sales and improved food and beverage margins, plus marginal improvements in labour and occupancy and other costs, were largely offset by increases in depreciation, amortization and interest expenses. Management believed that the continued build-out of additional hotel-based restaurants would enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred a loss in the three month period ended June 30, 1997 and therefore had no tax liability. The Company also had loss carry-forwards which would reduce its effective tax rate in future periods.

Six Months Ended June 30, 1997 (unaudited) vs. June 30, 1996 (unaudited)

Net Income

For the six months ended June 30, 1997 the Company's net loss was CDN ($749,000) (US $547,000) compared to a net loss of CDN ($794,000) (US $580,000) for the corresponding period in 1996. On a per share basis, the net loss for the 1997 period was CDN ($0.26) (US $0.19) compared to CDN ($0.30) (US $0.22) in 1996.
There were a weighted average of 2,906,000 shares outstanding in 1997 compared to 2,628,00 in 1996

Sales

Sales
increased 23.8% during the six months ended June 30, 1997 to CDN $15,656,000 (US $11,428,000) from CDN $12,642,000 (US $923,000) for the comparable quarter in 1996. The 1997 figure included sales for three new locations, at the Holiday Inn on the Bay in San Diego, California (opened July 2, 1996), the Mall of America in Bloomington, Minnesota (acquired October 8, 1996) and the entertainment district of downtown Toronto, Ontario (opened October 21, 1996). The Company closed one location during 1997, in Vancouver, British Columbia on February 28, 1997.

For the thirteen Canadian locations open throughout both periods, sales for the six months ended June 30, 1997 totaled CDN $8,800,000 (US $6,423,000) and were down 5.9% compared to the corresponding period for 1996. Eight locations experienced sales increases during the period. The magnitude of the decreases in the other five locations more than offset these increases.

For the two U.S. locations open throughout both periods, sales for the six months ended June 30, 1997 totaled US $1,882,000 (CDN2,578,000) and were up 1.4% compared to the corresponding period for 1996.

For the new San Diego location, sales for the six months ended June 30, 1997 were short of management's operating plans, caused in part by some delays in completing an outdoor seating area, and in part by some renovations in the Holiday Inn hotel in which the restaurant is situated. The new Bloomington location's sales were also below management's operating plans as some minor renovations were made. Sales for the new Toronto location continued to exceed management's operating plans.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 29.3% for the six months ended June 30, 1997 compared to 30.4% for the corresponding period in 1996. The improvement was widespread, with virtually all locations showing better percentages. Management believed its continuous review of all purchasing procedures, recipes and menus was the reason for the positive results, and the improvement was expected to continue.

Labour and Benefits Costs

Labour and benefits costs increased marginally from 33.1% of sales in 1996 to 33.4% for the six months ended June 30, 1997. Increases in some of the stores that experienced significant sales decreases, plus higher than planned labour and benefits costs in San Diego were the most significant causes of the overall increase.


Occupancy and Other Operating Costs

Occupancy and other operating expenses decreased as a percentage of sales from 27.4% in 1996 to 27.1% for the 1997 period. One of the Company's goals continued to be to reduce occupancy and other operating costs as a percentage of sales by opening new locations with more favourable and controllable occupancy costs and by closing or modifying existing units in high occupancy locations.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 6.3% of sales for the six months ended June 30, 1997 from 5.2% for the corresponding period in 1996. The increase was attributable to depreciation on the new locations plus the amortization of pre-opening costs of new locations. Amortization of pre-opening costs was CDN $296,000 for the six months ending June 30, 1997 compared to CDN $142,000 in 1996.

General and Administrative Costs

General and administrative costs decreased from 9.3% of sales for the six months ended June 30, 1996 to 7.3% in the 1997 period. The Company anticpated its general and administrative costs would increase as a percentage of sales for the balance of 1997 as two new senior executives were hired, both starting in August, 1997. Mr. Colin Stacey, former President of Keg Restaurants, an eighty-five location chain of Canadian steakhouses, was hired as Chief Operating Officer responsible for Canadian operation. Mr. Martin O'Dowd, former President of Rainforest Cafe, Inc. was hired as President of the U.S. operations, and would have additional responsibilities related to the development of Rainforest Cafes in Canada. The Company believed its long term general and administrative expense percentage could be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

On March 14, 1997 the Company completed an additional US $2,000,000 (CDN $2,740,000) convertible subordinated note financing with General Electric Private Placement Partners, II, a U.S. based limited partnership with which it had also arranged a similar US $3,000,000 (CDN $4,110,000) financing in 1995. As a result, interest on long term debt was higher in the six months ending June 30, 1997 than in the corresponding period in 1996. Subsequent to June 30, 1997 the Company issued an additional US $2,000,000 in 6% convertible debentures to subsidiaries and affiliates of a French Bank. Therefore, interest on long term debt would continue to be higher for the balance of 1997 than for comparable periods in 1996.

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($749,000) (US $547,000) for the six months ended June 30, 1997 compared to a loss of CDN ($794,000) (US $580,000) for ther 1996 period. As discussed above, the positive impact of higher sales, improved food and beverage margins and reduced occupancy and other operating cost percentages were largely offset by increases in depreciation, amortization and interest expenses. Management believed that the continued build-out of additional hotel-based restaurants would enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred a loss in the six month period ended June 30, 1997 and therefore had no tax liability. The Company also had loss carry-forwards which would reduce its effective tax rate in future periods.

Liquidity and Capital Resources

Changes in non-cash working capital items resulted in a net use of funds of CDN $1,105,000 in the six month period ended June 30, 1997, compared to a net use of funds of CDN $517,000 in the comparable period of 1996. The principal usage in both periods was to reduce accounts payable.

In February, 1997 the Company completed a financing with a major U.S. based limited partnership, General Electric Private Placement Partners, II (GEIPPP,II) for US $2,000,000 (CDN $2,740,000) in convertible subordinated notes. This was the second tranche of a financing agreement signed in 1995, and there were up to US $4,000,000 (CDN $5,480,000) additional notes available, subject to certain conditions. The principal usage of the funds was for construction of new restaurants in Seattle, WA and Boston, MA. During the six months ended June 30, 1997 the Company invested CDN $758,000 in fixed assets, primarily related to the Seattle and Boston restaurants, both of which were still under construction and were expected to open in the third quarter. At June 30, 1997 the Company's cash balance was CDN $2,099,000, sufficient to complete construction of the Seattle and Boston restaurants.

Subsequent to June 30, 1997 the Company announced its agreement to issue US $4,000,000 (CDN $5,480,000) in convertible debentures. The first US $2,000,000 (CDN $2,740,000) of the debenture agreement was completed on July 18, 1997, with the second US $2,000,000 (CDN $2,740,000) expected to complete in the third quarter. One of teh principal uses of these funds would be the initial development of Rainforest Cafes in Canada, under a joint venture agreement with Rainforest Cafe, Inc. of the U.S. The Company would need to raise additional funds to satisfy the capital requirements of this project, and anticipated it would be successful in doing so.

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




                                                   Elephant & Castle Inc.
                                                   ----------------------
                                                        Registrant


Date:  August 12, 1998                             /s/ Martin O'Dowd
                                                   -----------------
                                                   Martin O'Dowd
                                                   President & C.E.O


Date:  August 12, 1998                             /s/ Richard H. Bryant
                                                   ---------------------
                                                   Richard H. Bryant
                                                   Chief Financial Officer