Form 10QSB
period 1998-09-27
ELEPHANT & CASTLE GROUP INC
filed 1998-10-27
CIK 899849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 27, 1998

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

       British Columbia                                   Not Applicable
-------------------------------                         -------------------
(State or other jurisdiction of                         (I. R. S. Employer
incorporation or organization)                          Identification No.)

Suite 500, 856 Homer St., Vancouver, B.C. Canada                V6B2W5
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

     Common Shares at September 27, 1998: 3,306,334

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ELEPHANT & CASTLE GROUP INC.
--------------------------------------------------------------------------------
                                  (Registrant)


Date October 20, 1998                 /s/Martin O'Dowd
                                      ----------------
                                      Martin O'Dowd, President & C.E.O.

Date October 20, 1998                 /s/ Richard Bryant
                                      ------------------
                                      Richard H. Bryant, Chief Financial Officer

                                       ELEPHANT & CASTLE GROUP INC.
                                        Consolidated Balance Sheets
                                            September 27, 1998
                                             Canadian Dollars
                                                (Unaudited)


                                             September 27/98        September 30/97        December 31/97
ASSETS
Current
   Cash ............................             1,843,000              2,996,000              4,097,000
   Accounts Receivable .............               758,000                958,000                672,000
   Inventory .......................               758,000                560,000                683,000
   Deposits & Prepaids .............               704,000                868,000                592,000
                                              ------------           ------------           ------------
                                                 4,063,000              5,382,000              6,044,000

Fixed Assets .......................            17,695,000             12,675,000             14,690,000
Goodwill ...........................             2,074,000              1,968,000              2,120,000
Other Assets .......................             2,522,000              1,285,000              1,766,000
                                              ------------           ------------           ------------
                                                26,354,000             21,310,000             24,620,000
                                              ------------           ------------           ------------

LIABILITIES
Current
   Accounts Payable ................             4,721,000              2,903,000              4,133,000
   Current Portion of Capital Leases                     0                      0                      0
   Current Portion of Long Term Debt               443,000                443,000                443,000
                                              ------------           ------------           ------------
                                                 5,164,000              3,346,000              4,576,000

Obligation Under Capital Leases ....                     0                      0                      0

Long Term Debt .....................            12,064,000              9,947,000              9,835,000

                                              ------------           ------------           ------------
                                                17,228,000             13,293,000             14,411,000
                                              ------------           ------------           ------------
SHAREHOLDERS' EQUITY
Capital Stock ......................            11,236,000             10,990,000             11,228,000
Other Paid-In Capital ..............             2,421,000                      0              2,421,000
Retained Earnings ..................            (4,531,000)            (2,973,000)            (3,440,000)
                                              ------------           ------------           ------------
                                                 9,126,000              8,017,000             10,209,000
                                              ------------           ------------           ------------

                                              $ 26,354,000           $ 21,310,000           $ 24,620,000
                                              ------------           ------------           ------------


                        See notes to financial statements

                                                    Elephant & Castle Group Inc.
                                                  Consolidated Statements of Income
                                                          Canadian Dollars
                                                             (unaudited)


                                                    13 Weeks               3 Months               39 Weeks               9 Months
                                                 Ended Sept 27          Ended Sept 30          Ended Sept 27          Ended Sept 30
                                                      1998                   1997                   1998                   1997
                                                 ------------           ------------           ------------           ------------
Sales .................................          $ 11,797,000           $  8,719,000           $ 30,754,000           $ 24,375,000
Restaurant Expenses
          Food and Beverage Costs .....             3,394,000              2,582,000              8,862,000              7,177,000
          Restaurant operating expenses
                    Labour ............             3,780,000              2,773,000             10,059,000              8,002,000
                    Occupancy and other             2,853,000              2,256,000              7,822,000              6,504,000
          Restaurant Closing Costs ....                     0                200,000                      0                200,000
          Depreciation and Amortization               696,000                423,000              1,831,000              1,414,000
                                                 ------------           ------------           ------------           ------------
                                                   10,723,000              8,234,000             28,574,000             23,297,000
                                                 ------------           ------------           ------------           ------------

Income from Restaurant Operations .....             1,074,000                485,000              2,180,000              1,078,000

General and Administrative Expenses ...               973,000                608,000              2,621,000              1,758,000

Interest on Long Term Debt ............               248,000                153,000                650,000                345,000
                                                 ------------           ------------           ------------           ------------

Loss Before Income Taxes ..............              (147,000)              (276,000)            (1,091,000)            (1,025,000)

Income Tax ............................                     0                      0                      0                      0

                                                 ------------           ------------           ------------           ------------
Net Loss for the Period ...............              (147,000)              (276,000)            (1,091,000)            (1,025,000)
                                                 ------------           ------------           ------------           ------------

Average number of shares outstanding ..             3,306,000              2,985,000              3,155,000              2,933,000

Earnings per share - basic ............          ($      0.04)          ($      0.09)          ($      0.35)          ($      0.35)

                      See notes to the financial statements

                          ELEPHANT & CASTLE GROUP INC.
            Condensed Consolidated Statements of Shareholders' Equity
                                Canadian Dollars
                                   (Unaudited)


                                             Thirty nine               Nine
                                            Weeks Ended            Months Ended
                                            September 27,          September 30,
                                                1998                   1997
                                            ------------           ------------
Balance at beginning of period ...          $ 10,209,000           $  7,928,000
   Issue of shares
       for cash ..................                     0                713,000
       for interest ..............                     0                380,000
       for directors' fees .......                 8,000                 21,000
   Net loss ......................            (1,091,000)            (1,025,000)

                                            ------------           ------------

Balance at end of period .........          $  9,126,000           $  8,017,000
                                            ------------           ------------


                        See notes to financial statements

                                ELEPHANT & CASTLE GROUP INC.
                            Consolidated Statements of Cash Flow
                                      Canadian Dollars
                                         (Unaudited)

                                                         Thirty nine              Nine
                                                         Weeks Ended          Months Ended
                                                        September 27,         September 30,
                                                            1998                  1997
                                                        -----------           -----------
OPERATING ACTIVITIES
NET INCOME (LOSS) ............................           (1,091,000)           (1,026,000)
   Add: Items not involving cash
      Depreciation and amortization ..........            1,749,000             1,243,000
      Deferred finance charge amortization ...               36,000               152,000
      Amortization of goodwill ...............               46,000                37,000
      Loss on disposal of fixed assets .......                    0               148,000
                                                        -----------           -----------
                                                            740,000               554,000
                                                        -----------           -----------
CHANGES IN NON-CASH WORKING CAPITAL
      Accounts receivable ....................              (87,000)             (296,000)
      Inventory ..............................              (74,000)               90,000
      Deposits and prepaid expenses ..........             (112,000)             (257,000)
      Accounts payable and accrued liabilities              596,000              (237,000)
                                                        -----------           -----------
                                                            323,000              (700,000)
                                                        -----------           -----------
                                                          1,063,000              (146,000)
                                                        -----------           -----------

INVESTING ACTIVITIES
   Acquisition of fixed assets ...............           (4,715,000)           (2,563,000)
   Acquisition of other assets ...............             (831,000)             (664,000)
   Acquisition of trademark ..................                    0                (7,000)
                                                        -----------           -----------
                                                         (5,546,000)           (3,234,000)
                                                        -----------           -----------
FINANCING ACTIVITIES
   Deferred finance charges ..................                    0              (171,000)
   Obligation under capital leases ...........                    0               (21,000)
   Proceeds from long-term debt ..............            2,740,000             5,480,000
   Repayment of long-term debt ...............             (511,000)             (426,000)
   Issuance of shares for cash ...............                    0               713,000
                                                        -----------           -----------
                                                          2,229,000             5,575,000
                                                        -----------           -----------

(DECREASE) IN CASH DURING PERIOD .............           (2,254,000)            2,195,000

CASH AT BEGINNING OF PERIOD ..................            4,097,000               801,000
                                                        -----------           -----------

CASH AT END OF PERIOD ........................          $ 1,843,000           $ 2,996,000
                                                        -----------           -----------

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THIRTY NINE WEEKS ENDED SEPTEMBER 27, 1998
                    AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                Canadian Dollars
                                   (Unaudited)

1. The accompanying interim financial statements for the thirty nine week and nine month periods ended September 27, 1998 and September 30, 1997, have been prepared by management and have not been audited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation in Canada. Operating results for the interim periods are not indicative of the results of any other interim periods or for the full year.

2. Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10-K SB for the Year Ended December 31, 1997, as filed with the Securities and Exchange Commission):

                                                    Thirteen               Three          Thirty nine              Nine
                                                   weeks ended        months ended        weeks ended         months ended
                                                     Sept. 27,          Sept. 30,           Sept. 27,           Sept. 30,
                                                       1998                1997                1998                1997
                                                   -----------         -----------         -----------         -----------
NET LOSS - CANADA .........................        ($  147,000)        ($  277,000)        ($1,091,000)        ($1,025,000)

ADJUSTMENTS:

Amortization of leasehold improvement costs            (11,000)            (11,000)            (33,000)            (33,000)

Income tax effect of adjustments ..........                  0                   0                   0                   0
                                                   -----------         -----------         -----------         -----------
NET LOSS - UNITED STATES ..................        ($  158,000)        ($  288,000)        ($1,124,000)        ($1,058,000)
                                                   -----------         -----------         -----------         -----------
NET LOSS PER COMMON SHARE:

Canada ....................................        ($     0.04)        ($     0.09)        ($     0.35)        ($     0.35)

United States .............................        ($     0.05)        ($     0.10)        ($     0.36)        ($     0.36)

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING: .......................          3,306,000           2,985,000           3,155,000           2,933,000

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

None.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

             Exhibits
             --------

             None.

             Reports on Form 8-K
             -------------------

             None.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended September 27, 1998 (unaudited) vs. Three Months Ended September 30, 1997 (unaudited)

Net Income

For the thirteen weeks ended September 27, 1998, the Company's net loss was CDN $147,000 compared to CDN $276,000 for the three month period in 1997. Loss per share for the current period is CDN ($0.04) compared to CDN ($0.09) in 1997. The average number of shares outstanding increased from 2,985,000 in 1997 to 3,306,000 for the current period.

Sales

Sales increased 35.3% during the thirteen weeks ended September 27, 1998 to CDN $11,797,000 from CDN $8,719,000 for the three month period in 1997. The 1998 figure includes sales for four new locations: downtown Seattle, WA (opened August 1997), Boston, MA (opened November 1997), Whyte Avenue in Edmonton, AB (opened November 1997), and the Rainforest Cafe in Burnaby, BC (opened June
1998).

For the thirteen Canadian locations open throughout both periods, sales for the thirteen weeks ended September 27, 1998 totaled CDN $5,220,000 and were up 1.6% compared to the three month period for 1997.

For the four U.S. locations open throughout both periods, sales for the thirteen weeks ended September 27, 1998 totaled US $2,156,000 and were down 4.5% compared to the three month period for 1997. Sales at the Bellis Fair location for the 1998 period were negatively impacted by a low Canadian dollar with sales decreasing by 25.3% from the same period last year and accounting for substantially all of the decline.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 28.8% for the thirteen weeks ended September 27, 1998 compared to 29.6% for the corresponding period in 1997. Continued improvements from management's review of all purchasing policies, recipes and menus can be seen. Management will continue to review procedures with improvements expected to continue.

Labour and Benefits Costs

Labour and benefits increased from 31.8% of sales in 1997 to 32.0% for the current period. The Company continues to review its scheduling procedures and controls, with the goal of reducing its labour and benefits costs.

Occupancy and Other Operating Costs

Occupancy and other operating expenses decreased as a percentage of sales from 25.9% in 1997 to 24.2% for the current period. One of the Company's goals continues to be to drive down occupancy and other operating costs as a percentage of sales by opening new locations with more favourable occupancy costs and by closing or modifying existing units in high occupancy locations.

Restaurant Closing Costs

On August 30, 1997 the Company closed its location in Thunder Bay, Ontario. An expense of CDN $200,000 was incurred to recognize the costs associated with this closure. No closure costs were incurred in the current period.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 5.9% of sales for the current period from 4.9% last year. The increase is attributable to higher amortization of pre-opening costs at new locations. Amortization of pre-opening costs was CDN $181,000 in 1998, compared to CDN $61,000 in 1997.

General and Administrative Costs

General and administrative costs increased from 7.0% of sales in 1997 to 8.2% in the current period. The increase is attributable to the additional investment in corporate operations to enable the Company to grow. The Company believes its long term general and administrative expense percentage can be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term  Debt

Interest expense increased from CDN $153,000 for the 1997 quarter to CDN $248,000 in the 1998 quarter. The increase was due to additional long term debt incurred during 1998 in order to fund the Company's expansion plans.

Loss  before  Taxes

The Company incurred a loss before income taxes of CDN ($147,000) for the 1998 period compared to a loss of CDN ($276,000) for the 1997 period. As discussed above, the positive impact of higher sales and improved food and beverage margins were offset by increases in general and administrative costs and interest expenses as the Company positioned itself to roll-out its expansion plans, including the development of Rainforest Cafe in Canada. Management believes that its expansion plans will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred a loss in the thirteen weeks ended September 27, 1998 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Thirty-Nine Weeks Ended September 27, 1998 (unaudited) vs. Nine Months Ended September 30, 1997 (unaudited)

Net Income

For the thirty-nine weeks ended September 27, 1998 the Company's net loss was CDN ($1,091,000) compared to a net loss of CDN ($1,025,000) for the corresponding period in 1997. On a per share basis, the net loss for the current period is CDN ($0.35) compared to CDN ($0.35) in 1997. There were a weighted average of 3,155,000 shares outstanding in 1998 compared to 2,933,000 in 1997.

Sales

Sales increased 26.2% during the thirty-nine weeks ended September 27, 1998 to CDN $30,754,000 from CDN $24,375,000 for the comparable quarter in 1997. The 1998 figure includes sales for four new locations: downtown Seattle, WA (opened August 1997), Boston, MA (opened November 1997), Whyte Avenue in Edmonton, AB (opened November 1997), and the Rainforest Cafe in Burnaby, BC (opened June
1998).

For the thirteen Canadian locations open throughout both periods, sales for the thirty-nine weeks ended September 27, 1998 totaled CDN $15,095,000 and were up 2.1% compared to the corresponding period for 1997.

For the four U.S. locations open throughout both periods, sales for the thirty-nine weeks ended September 27, 1998 totaled US $5,992,000 and were down 3.6% compared to the corresponding period for 1997. The Bellis Fair location sales were down by 21% for the current period compared to the same period last year.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 28.8% for the thirty-nine weeks ended September 27, 1998 compared to 29.4% for the corresponding period in 1997. The improvement was widespread, with virtually all locations showing better percentages. Management believes its continuous review of all purchasing policies, recipes and menus is the reason for the positive results, and the improvement is expected to be sustained.

Labour and Benefits  Costs

Labour and benefits costs decreased marginally from 32.8% of sales in 1997 to 32.7% for the thirty-nine weeks ended September 27, 1998. Increases in some of the stores that experienced significant sales decreases largely offset improvements at most other locations.

Occupancy and Other Operating Costs

Occupancy and other operating expenses decreased as a percentage of sales from 26.7% in 1997 to 25.4% for the current period. One of the Company's goals continues to be to reduce occupancy and other operating costs as a percentage of sales by opening new locations with more favourable and controllable occupancy costs and by closing or modifying existing units in high occupancy locations.

Restaurant Closing Costs

On August 27, 1997 the Company closed its location in Thunder Bay, Ontario. An expense of CDN $200,000 was incurred to recognize the costs associated with this closure. No closure costs were incurred in the current period.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 5.9% of sales for the thirty-nine weeks ended September 27, 1998 from 5.8% for the corresponding period in 1997. The increase was attributable to depreciation on the new locations plus the amortization of pre-opening costs of new locations. Amortization of pre-opening costs was CDN $396,000 for the thirty-nine weeks ended September 27, 1998 compared to CDN $242,000 in 1997.

General and Administrative Costs

General and administrative costs increased from 7.2% of sales for the thirty-nine weeks ended September 27, 1998 to 8.5% in the current period. The increase is attributable to the additional investment in corporate operations to enable the Company to grow. The Company believes its long term general and administrative expense percentage can be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

Interest expense increased from CDN $345,000 for the 1997 period to CDN $650,000 in the 1998 period. The increase was due to additional long term debt incurred during 1998 in order to fund the Company's expansion plans.

Loss before Taxes

The Company incurred a loss before income taxes of CDN ($1,091,000) for the thirty -nine weeks ended September 27, 1998 compared to a loss of CDN ($1,025,000) for the 1997 period. As discussed above, the positive impact of higher sales, improved food and beverage margins, plus improvements in labour were offset by increases in depreciation, amortization and interest expenses. Management believes that the continued build-out of additional restaurants, including the development of Rainforest Cafe in Canada will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company  incurred a loss in the thirty-nine  week period ended September 30,
1998  and   therefore  has  no  tax   liability.   The  Company  also  has  loss
carry-forwards which will reduce its effective tax rate in future periods.

Liquidity and Capital Resources

The Company's cash position as of September 27, 1998 was CDN $1,843,000 compared to CDN $4,097,000 at December 31, 1997. During the second quarter of 1998 the Company raised CDN $2,740,000 (US $2,000,000) through the issuance of convertible subordinated debentures to General Electric Investment Private Placement Partners, II (GEIPPP, II) as part of a previous agreement. The company spent CDN $4,715,000 on fixed assets and a further CDN $831,000 on other assets in the thirty-nine weeks ended September 27, 1998. This expenditure was incurred primarily on its portion of the construction and opening of the first Canadian Rainforest Cafe (opened June 12,1998 in Vancouver, BC) and on the development of the first Elephant & Castle/Alamo `twin' restaurant in Philadelphia.

The Company is planning to open at least four more Rainforest Cafes in Canada over the next three years, as well as additional Elephant & Castle and Alamo units in Canada and the United States. Additional financing will be needed to fund these capital projects. The Company is actively engaged in raising capital and has received a commitment from an existing investor to provide bridge financing of CDN $3,034,000 (US $2,000,000). Under the terms agreed for this bridge financing this loan will convert to preferred shares on terms no less favourable than those negotiated with additional investors. The Company believes that a placement of US$15 million will be necessary to fund all planned capital projects and is presently seeking US$5-10 million in preferred shares placement, and the balance through debt capital financing. The Company anticipates it will be successful in raising the necessary funds on a timely basis, or that it will have alternative plans and procedures available to it to achieve the intended expansion of its restaurant operations.

Year 2000

The Company continues to assess its state of readiness with regards to the Year 2000 (Y2K) problem. It does not foresee any material negative impacts related to Y2K. The Company is following these steps to ensure a smooth transition:


     - all new computer hardware and software being purchased is certified as Y2K compliant. This includes a new financial accounting package purchased and installed in 1998, plus all new Point of Sale systems.
     - Point of Sale equipment at older stores is being assessed. The Company believes that only two such systems are non-compliant. Options to achieve compliance at these two locations are estimated to cost no more than CDN $50,000 in total.
     -   Payroll service providers have certified Y2K compliance.
     - Banks and other service providers have given assurances of Y2K readiness.
     -   Key suppliers are being asked to provide assurances of Y2K readiness.

The worst case scenario the Company foresees would be that certain suppliers' distribution and inventory management systems would not operate for a period of time after Y2K. The Company does not presently foresee any disruption to its business related to Y2K.


Three Months Ended September 30, 1997 (unaudited) vs. September 30, 1996 (unaudited)

Net Income

For the three months ended September 30, 1997, the Company's net loss was CDN $276,061 compared to CDN $130,584 for the corresponding period in 1996. Included in the 1997 figure was a CDN $200,000 expense related to the closure of a location in Thunder Bay, Ontario. On a per share basis, the net loss for the September 30, 1997 period was CDN ($0.09) compared to a net loss of CDN ($0.05) in 1996. The average number of shares outstanding increased from 2,675,166 in 1996 to 2,985,447 in 1997.

Sales

Overall, sales increased 10.4% from CDN $7,897,518 for the September 30, 1997 period to CDN $8,719,271 for the 1996 period. The 1997 figure includes sales for three new locations at the Mall of America in Bloomington, Minnesota (acquired October 8, 1996), the entertainment district of downtown Toronto, Ontario (opened October 21, 1996) and downtown Seattle WA (opened August 28, 1997). The Company closed two locations during 1997, in Vancouver, British Columbia on February 28, 1997 and in Thunder Bay, Ontario on August 30, 1997.

For the twelve Canadian locations open throughout both periods, sales for the three months ended September 30, 1997 totaled CDN $4,484,914 and were down 3.9% compared to the corresponding period for 1996. Several locations continued to suffer from sales decreases greater than 7%, which more than offsets positive sales trends at other locations. Expenses were being reduced wherever possible to mitigate the impact of continuing lower sales at those Canadian locations.

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

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved slightly to 29.6% for the three months ended September 30, 1997 compared to 29.7% for the corresponding period in 1996. It was the third consecutive quarter of improved food and beverage cost percentages. Management continued to review all purchasing procedures, recipes and menus and the improvement was expected to continue.

Labour and Benefits Costs

Labour and benefits decreased from 32.5% of sales in the September 30,1996 quarter to 31.8% for the 1997 September quarter. The Company continued to review its scheduling procedures and controls, with the goal of continuing to reduce its labour and benefits costs.

Occupancy  and  Other  Operating  Costs

Occupancy and other operating expenses increased slightly as a percentage of sales from 25.7% in 1996 to 25.9% in the 1997 period. One of the Company's goals continued to be to drive down occupancy and other operating costs as a percentage of sales by opening new locations with more favourable occupancy costs and by closing or modifying existing units in high occupancy locations.

Restaurant Closing Costs

On August 30, 1997 the Company closed its location in Thunder Bay, Ontario. An expense of CDN $200,000 was incurred to recognize the costs associated with this closure.

Depreciation and Amortization Expense

Depreciation and amortization costs decreased to 4.9% of sales in the 1997 period from 5.2% in 1996. The decrease was attributable to lower amortization of pre-opening costs at new locations. Amortization of pre-opening costs was CDN $60,550 in 1997, compared to CDN $112,961 in 1996.

General and Administrative Costs

General and administrative costs decreased from 7.4% of sales for the September 30,1996 period to 6.9% in the comparable period of 1997. The Company anticipated its General and Administrative costs would increase as a percentage of sales for the balance of 1997 as two new senior executives were hired, both starting in August, 1997. Mr. Colin Stacey, former President of Keg Restaurants, an eighty-five location chain of Canadian steakhouses, was hired as Chief Operating Officer responsible for Canadian operations. Mr. Martin O'Dowd, former President of Rainforest Cafe Inc., was hired as President of the U.S. operations, and will have additional responsibilities related to the development of Rainforest Cafes in Canada. The Company believes its long term general and administrative expense percentage can be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

On July 18, 1997 the Company completed a US $2,000,000 (CDN $2,740,000) convertible debenture financing with subsidiaries and affiliates of a French Bank. In March, 1997 the Company had also issued US $2,000,000 (CDN $2,740,000) in convertible subordinated debentures to General Electric Private Placement Partners, II, a U.S. based limited partnership with which it had previously arranged a similar US $3,000,000 (CDN $4,110,000) financing. As a result, interest on long term debt was higher in the 1997 quarter than in the 1996 period. Subsequent to September 30, 1997 the Company issued an additional US $2,000,000 (CDN $2,740,000) in convertible subordinated debentures to General Electric Private Placement Partners, II. Therefore, interest on long term debt will continue to be higher for the balance of 1997 than for the comparable periods in 1996.

Loss before Taxes

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

Income Taxes

The Company incurred a loss in the three month period ended September 30, 1997 and therefore had no tax liability. The Company also had loss carry-forwards which reduced its effective tax rate in future periods.

Nine Months Ended September 30, 1997 (unaudited) vs. September 30, 1996 (unaudited)

Net Income

For the nine months ended September 30, 1997 the Company's net loss was CDN ($1,025,551) compared to a net loss of CDN ($924,626) for the corresponding period in 1996. Included in the 1997 figure was a CDN $200,000 expense related to the closure of a location in Thunder Bay, Ontario. On a per share basis, the net loss for 1997 was CDN ($0.35) compared to CDN ($0.35) in 1996. There were a weighted average of 2,933,053 shares outstanding in 1997 compared to 2,643,808 in 1996.

Sales

Sales increased 18.7% during the nine months ended September 30, 1997 to CDN $24,375,289 from CDN $20,539,983 for the comparable period in 1996. The 1997 figure includes sales for four new locations, at the Holiday Inn on the Bay in San Diego, California (opened July 2, 1996), the Mall of America in Bloomington, Minnesota (acquired October 8, 1996), the entertainment district of downtown Toronto, Ontario (opened October 21, 1996) and downtown Seattle (opened August 28, 1997). The Company closed two locations during 1997, in Vancouver, British Columbia on February 28, 1997 and Thunder Bay, Ontario on August 28, 1997.

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

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 29.4% for the nine months ended September 30, 1997 compared to 30.1% for the corresponding period in 1996. The improvement was widespread, with virtually all locations showing better percentages. Management believed its continuous review of all purchasing procedures, recipes and menus is the reason for the positive results, and the improvement is expected to continue.

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

General and Administrative Costs

General and administrative costs decreased from 8.5% of sales for the nine months ended September 30, 1996 to 7.2% in 1997. The Company anticipated its general and administrative costs would increase as a percentage of sales for the balance of 1997 as two new senior executives were hired, both starting in August, 1997. Mr. Colin Stacey, former President of Keg Restaurants, an eighty-five location chain of Canadian steakhouses, was hired as Chief Operating Officer responsible for Canadian operations. Mr. Martin O'Dowd, former President of Rainforest Cafe, Inc. was hired as President of the U.S. operations, and will have additional responsibilities related to the development of Rainforest Cafes in Canada. The Company believed its long term general and administrative expense percentage can be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

On March 14, 1997 the Company completed an additional US $2,000,000 (CDN $2,740,000) convertible subordinated note financing with General Electric Private Placement Partners, II, a U.S. based limited partnership with which it had also arranged a similar US $3,000,000 (CDN $4,110,000) financing in 1995. On July 18, 1997 the Company completed a US $2,000,000 (CDN $2,740,000) convertible debenture financing with subsidiaries and affiliates of a French Bank. As a result, interest on long term debt was higher in the nine months ending
September 30, 1997 than in the corresponding period in 1996. Subsequent to September 30, 1997 the Company issued an additional US $2,000,000 (CDN $2,740,000) in convertible subordinated General Electric Private Placement Partners, II. Therefore, interest on long term debt will continue to be higher for the balance of 1997 than for comparable periods in 1996.

Loss before Taxes

The Company incurred a loss before income taxes of CDN ($1,025,551) for the nine months ended September 30, 1997 compared to a loss of CDN ($924,626) for the 1996 period. As discussed above, the positive impact of higher sales, improved food and beverage margins, plus improvements in labour were offset by a CDN $200,000 cost for closing one restaurant, plus increases in depreciation, amortization and interest expenses. Management believed that the continued build-out of additional hotel-based restaurants, plus the development of Rainforest Cafe in Canada will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred a loss in the nine month period ended September 30, 1997 and therefore had no tax liability. The Company also has loss carry-forwards which would reduce its effective tax rate in future periods.

Liquidity and Capital Resources

Changes in non-cash working capital items resulted in a net use of funds of CDN $1,041,727 in the nine month period ended September 30, 1997, compared to a net use of funds of CDN $422,259 in the comparable period of 1996. The principal usage in both periods was to reduce accounts payable.

In March, 1997 the Company completed a financing with a major U.S. based limited partnership, General Electric Private Placement Partners, II (GEIPPP,II) for US $2,000,000 (CDN $2,740,000) in convertible subordinated notes. This was the second tranche of a financing agreement signed in 1995. Subsequent to September 30, 1997 a third tranche, for an additional US $2,000,000 (CDN $2,740,000) was completed. There are up to US $2,000,000 (CDN $2,740,000) additional notes available, subject to certain conditions. In July, 1997 the Company also competed a US $2,000,000 (CDN $2,740,000) convertible debenture financing with a subsidiary and affiliates of a French Bank. The principal usage of the funds raised in 1997 was for construction of new restaurants in Seattle, WA and Boston MA., plus initial requirements for the Company's joint venture agreement with Rainforest Cafe Inc. to develop Rainforest cafes in Canada. During the nine months ended September 30, 1997 the Company invested CDN $2,562,876 in fixed assets, primarily related to the Seattle and Boston restaurants, The Seattle restaurant opened on August 28, 1997. While the Boston location is still under construction and is expected to open in the fourth quarter. At September 30, 1997 the Company's cash balance was CDN $2,995,623, sufficient to complete construction of the Boston restaurant and meet its immediate needs for the Rainforest development. The Company will need to raise additional funds in 1998 to satisfy the capital requirements of this project, and anticipates it will be successful in doing so.