Form 10-K
period 1998-12-28
ELEPHANT & CASTLE GROUP INC
filed 1999-04-13
CIK 899849

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 27, 1998
                           Commission File No. 1-12134
                              Cusip No. 286199-10-4

                          ELEPHANT & CASTLE GROUP INC.
                         (Name of Small Business Issuer)


Province of British Columbia                        Not Applicable
----------------------------                        ----------------------
(State or other                                     (IRS Employer Identifi-
jurisdiction of                                      cation Number)
incorporation)

856 Homer Street
Vancouver, B.C. CANADA                              V6B 2W5
----------------------------                        -------

(Address of principal execu-                        (Zip Code)
 tive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Issuer's   revenues  during  the  fiscal  year  ended  December  27,  1998:  CDN
$42,630,000 (converts at applicable exchange rates to U.S. $29,532,000).

Aggregate market value of voting stock held by non-affiliates of the Registrant as at March 23, 1999: U.S. $3,821,000 (CDN $5,731,000).

Number of shares  outstanding of Issuer's  Common Stock as of December 27, 1998:
3,321,334.

Securities registered pursuant to Section 12(b) of the Act:

         None.

Securities registered pursuant to Section 12(g) of the Act:

                                            NASDAQ                Number of
      Title of Each Class                   Symbol            Shares Outstanding
----------------------------------          ------            ------------------

Common Stock, $.01 par value                PUBSF             3,321,334(a)

(a)Calculated as of March 23, 1999.

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

ITEM 1    DESCRIPTION OF BUSINESS

a.       General

         As of the date of this report, the Company currently operates a chain of 22 full-service casual dining restaurants and pubs, 15 of which are located in Canada and 7 of which are located in the United States.

         The majority of the Registrant's restaurants are operated under the name "Elephant & Castle", an English pub concept. The Elephant & Castle units in the United States include a unit added in late 1998 in a "twinning" concept with an Alamo Restaurant in Franklin Mills, a mall location outside of Philadelphia, Pennsylvania. See discussion of Alamo Restaurants below.

         The  Company  is also a  joint  venture  partner  with,  and  exclusive licensee of, Rainforest Cafe, Inc. (NASDAQ: RAIN) for the development of Rainforest restaurants in Canada through a joint venture entity, Canadian
Rainforest Restaurants, Inc. (ACRRI@). CRRI's first Canadian Rainforest restaurant opened in June of 1998 in Vancouver, B.C. The second opened in Scarborough (Toronto) Canada, in early 1999, and a third is expected to open at Yorkdale, also in the Toronto, Canada vicinity, later this year. The Company is contractually committed to open 5 Rainforest Cafes in Canada by March 2001. The Company's continuing revenues from its interest in the Canadian Rainforest restaurants will constitute a significant part of the Company's continuing revenues. The existing CRRI restaurants are profitable, and are anticipated to be profitable in the foreseeable future. Martin O'Dowd, formerly the President and Chief Operating Officer of Rainforest Cafe, Inc., became the President and Chief Executive Officer of Elephant & Castle Group Inc. in March of 1998, after joining the Company as President of U.S. Operations in mid-1997.

         In addition, the Company owns and operates an "Alamo Grill" red meat steakhouse at the Mall of America, Bloomington, Minnesota. In late 1998, the Company opened its first paired Elephant & Castle and Alamo Restaurant units in Franklin Mills, Pennsylvania in a new "twinning" arrangement (side-by-side or back-to-back). The Company intends to expand its chain of Alamo Grill steakhouse restaurants.

         Finally, the Elephant & Castle English Pub concept has been franchised for the first time, in the United States, and it is the Company's intention in the future to similarly franchise Alamo Grill on a selective basis. There are thus three focal points for the current and future operations of the Company, [i] owned and operated pub and casual dining restaurants both in the United States and Canada; [ii] licensed owned and operated, and possibly sublicensed Canadian Rainforest restaurants; and [iii] prospective franchising activities, relating to both Elephant & Castle and Alamo. The Company also would consider opportunities to manage other U.S. based brands in the Canadian market, while positioning itself to expand Elephant & Castle and other developed or acquired brands in United States market.

         Prior to the initial public offering of the Company's securities in June of 1993, the Company operated 12 pub restaurants, all located in major shopping malls and office complexes from Victoria, B.C. to Ottawa, Ontario, and only one of which was located in the U.S., at Bellis Fair, Washington near the Canadian border. The shift of focus to more U.S. based locations is in accordance with the Company's previously announced intentions with respect to restaurant locations. In addition, the Company has moved its pub restaurants from a previous concentration in mall locations into major hotels and other high traffic urban locations. The Company intends to continue to diversify its portfolio of multi-brand restaurant offerings in the casual restaurant segment, to stand-alone urban, hotel-based and select mall locations. The diversity of the concepts as well as the diversity of locations is intended to maximize the Company's opportunities with the broadest band of consumers in the casual dining segment.

         1998 Results of Operations

         During 1998, the Company opened its first Canadian Rainforest restaurant in Vancouver, British Columbia, and made current plans for at least three additional Canadian Rainforest restaurants, one of which has now been opened (Scarborough, Toronto) and one of which is scheduled to open later this year. The Company also opened its first "twin" concept restaurants, one Elephant & Castle and one Alamo Grill, side-by-side, with a single kitchen, at the Franklin Mall, outside of Philadelphia, Pennsylvania.

         In 1998, the Company's sales increased 24.5% to CDN $42,630,000 from CDN $34,231,000 for the comparable period in 1997. The sales increase was achieved due to the opening of the first Canadian Rainforest restaurant, the operation for the full year of three locations initially opened in the second half of 1997, and the closing of two lower volume restaurants. See Management's Discussion and Analysis, Item 7 hereinafter.

         During the fiscal year ended December 27, 1998, the Company incurred a net loss of CDN $929,000 compared to a net loss of CDN $1,416,000 for the corresponding period in 1997. The 1997 figure include expenditures of CDN $677,000 in restaurant closing costs and a senior executive's retirement allowance.

         1998 results of operations therefore reflect continued losses despite strong growth in income from restaurant operations. Income from restaurant operations, at CDN $3,769,000 was up over 100% from 1997, and increased as a percentage of sales from 5.5% in 1997 to 8.8% in 1998. However, general and administrative expenses increased from 7.2% of sales in 1997 to 8.5% of sales in 1998, due in part to additions to corporate management and costs related to expansion. The Registrant has recently instituted administrative cost reduction steps intended to reduce its general expense percentage over the medium term to below 7% as additional revenues are added from new stores. In addition, interest on long term debt increased to CDN $1,084,000 in 1998 from CDN $504,000 in 1997 due to increased borrowings, higher interest cost and translation adjustment factors. Same store sales growth of 3% in Canadian stores, coupled with improved operating and occupancy cost ratios, contributed to the growth in income from restaurant operations. These were offset by less than projected operating margins at certain of the Company's newer restaurants, significantly higher general and administrative costs required to support the Company's expansion and higher interest costs on capital borrowed for that growth.

         Occupancy and other operating costs continued to decline. Management believes that the Canadian Rainforest restaurant opportunity, together with the contemplated disposition of certain older restaurant locations with higher occupancy costs, will enable the Company to continue to reduce total costs, as a percentage of sales, significantly. The Company's development plans however, continue to be constrained by capital limitations. In February of 1999, the Company completed a private placement financing with Delphi Financial Corporation (ADelphi Financing@).

Financings

         GEIPPP II Financing. In December of 1995, the Company completed a major financing with a prominent U.S. private limited partnership money manager, General Electric Investment Private Placement Partners II ("GEIPPP II"). That financing initially added U.S. $1,000,000 (CDN $1,370,000) in equity before issue costs and U.S. $3,000,000 (CDN $4,500,000) in subordinated convertible notes to the Company's long term debt structure. Subsequently, in three separate installments, the Company borrowed an additional U.S. $6,000,000 (CDN $9,000,000) from GEIPPP II, prior to the transactions described below under the heading Delphi financing. The Company is considering granting a security interst on certain of its assets to GEIPPP II in exchange for a waiver of certain interest payments.

         Delphi Financing. In February of 1999, the Company completed an additional private placement equity financing with a group of U.S. investors. The financing was arranged by Delphi Financial Corporation of Minneapolis Minnesota. In total the Company raised U.S. $3,265,000 (CDN$4,897,500) from the sale and issuance of additional Subordinated Convertible Notes (the "'99 Notes"). The '99 Notes have a five year term, bear interest at 8% per annum payable quarterly in arrears commencing on June 30, 1999, in cash or Common Shares, to the extent fully registered Common Shares of the Company are available, at the option of the Company. All of the '99 notes unpaid and not converted by December 31, 2003 are immediately due and payable on such date, together with a 25% premium on the unpaid principal amount thereof, together with any accrued and unpaid interest then due thereon.

         The Company also has a right for optional redemption of the 99 Notes at 100% of par, plus accrued and unpaid interest, from time to time during the period that the '99 Notes are outstanding if the market price for the Company's Common Shares equals or exceeds 150% of the conversion price for fifteen (15) consecutive trading days, under certain circumstances. Each of the holders of the '99 Notes also receive one-year warrants to purchase a equal number of Common Shares. The Warrants are exercisable at $3.00 per share. GEIPPP II participated in the Delphi Financing, and purchased U.S. $2,000,000 additional of the '99 Notes.

         The additional financings described under GEIPPP II and the Delphi transactions together have a significant dilutive effect on the existing debt, warrant and option instruments outstanding. For example $6,000,000 of the funds borrowed by the Company from GEIPPP II are now convertible by it, at its option, at $3.84 per share and $3,000,000 of such Notes are convertible at $5.00 per share. If the '99 Notes expire without conversion and the Warrants expire without exercise thereof, upward adjustments would apply with respect to the GEIPPP II conversion and exercise prices. Similarly, if the GEIPPP II instruments expire or terminate without conversion or exercise, corresponding upward adjustments of exercise rights and number of shares purchaseable would impact on other existing instruments. At the present time, GEIPPP II has the right through conversion privileges and warrant exercise rights to acquire approximately 58.8% of the Company's Common Shares, assuming exercise of all such rights and privileges.

Restaurants in Operation

         Elephant & Castle (Classic Format). At the Elephant & Castle restaurants, the Company seeks to distinguish itself from competitive restaurants by its distinctive British style and Tudor decor, and by featuring a wide variety of menu items including a large number of English-style dishes. The Company's restaurants offer a broad menu at popular prices. The menu is regularly updated to keep up with current trends in customers' tastes. The average check per customer, including beverage, was approximately CDN $14 during 1998, a number which has more or less been stable since 1992. Although all of the Company's restaurants provide full liquor service, alcoholic beverages are primarily served to complement meals.

         Mall Restaurants. The Company's mall restaurants average approximately 5,000 square feet, with a typical seating capacity of 220. The restaurants are open 7 days a week for lunch, dinner and late-night dining. Average unit sales average approximately CDN $1,300,000, with a sales mix of approximately 60% food and approximately 40% alcoholic beverages. Due to their location at major downtown and suburban malls and office complexes, the Elephant & Castle restaurants cater to both shoppers and office workers.

         Hotel Restaurants. The Company has agreements for the operation of restaurants at Holiday Inn hotels in Winnipeg, Manitoba, (Canada), Philadelphia, Pennsylvania and San Diego, California in the United States. The Winnipeg Crowne Plaza Holiday Inn Elephant & Castle restaurant was opened on May 18, 1994. The Philadelphia Holiday Inn unit was opened on February 28, 1995, and the San Diego Holiday Inn was opened on July 1, 1996. The Boston, Massachusetts and Seattle, Washington sites added in 1997 are in hotel locations, other than Holiday Inn. The Company hopes to build additional hotel restaurant units at first-class hotels over the next several years. In the opinion of management, the three key ingredients in the selection of hotel based units are: (1) the control of occupancy costs; (2) the capacity to work synergistically with a hotel management seeking to divorce itself from direct involvement in food and beverage operations; and (3) the Company's ability to control the menu, kitchen and restaurant amenities.

         The Canadian Rainforest Venture. As of May 1, 1997, the Company signed agreements with Rainforest Cafe, Inc. ("RCI") relating to the Canadian
Rainforest Joint Venture. The agreements provide for the establishment of a jointly-owned Canadian corporation, Canadian Rainforest Restaurants, Inc. ("CRRI") in which the Registrant and RCI each have a 50% interest in the Common Stock, but which the Registrant effectively controls, as to day to day operations, by the power to nominate three of the five CRRI directors and by a management agreement.

         The Registrant simultaneously acquired from RCI an exclusive Area Development Agreement for U.S. $500,000 (CDN $685,000), U.S. $250,000 (CDN $343,000) paid in advance, and U.S. $50,000 (CDN $69,000) per annum thereafter until the balance is paid. The Area Development Agreement has been assigned to CRRI, the joint venture company. Each restaurant built within the exclusive territory of Canada will also enter into a license arrangement with RCI. The Rainforest restaurants, a trademark and trade name protected concept, provide patrons with a rainforest environment, which is both attractive and entertaining, and has been sought out by mall operators and others on favorable terms as a destination location.

         A section of the premises of each Canadian Rainforest restaurant is set aside for the sale of rainforest related merchandise. The Company has slightly modified the basic physical structure of each Rainforest restaurant. In the United States, Rainforest Cafe, Inc. has quickly expanded from its first unit at Mall of America, Bloomington, Minnesota to a worldwide chain. RCI has Development Agreements for foreign expansion in numerous areas. The Registrant's interest is solely in the Rainforest restaurants located in Canada.

         Thus far, the Company has invested CDN $4.0 million, net, through December 27, 1998, in the joint venture entity towards the creation of the first three Canadian Rainforest restaurants. Each such restaurant is expected to contribute substantially to the Company' revenues and operating margins. The Company will receive a 1.5% management fee from each licensed restaurant in addition to distributions it receives as a shareholder of CRRI.

         Each Rainforest Restaurant presents an equatorial rainforest motif, a diverse interesting menu and high quality food which is intended to appeal to a broad customer base. The five restaurants planned to date (one in greater Vancouver opened June 12, 1998, two in Toronto and one in Montreal) will range from 17,000 to 20,000 square feet and seat from 260 to 340 people. Due to the size and scope of these facilities, it is necessary that they be positioned in very high traffic areas to attract the necessary clientele. The anticipated sales mix from the Canadian Rainforest Restaurants is 10% retail items, and 90% food and beverage. RCI has the right to buy out the Company's interest in Canadian Rainforest Restaurants, Inc. based on a formula amounting to not less than five times EBITDA after seven years of operations. The Company has an equivalent right to buy out RCI's interest in the venture, which is only exercisable after the 15th anniversary of operations.

         The principal competition to the Canadian Rainforest restaurants appears to be the established "eatertainment" restaurants, such as Hard Rock Cafe and Planet Hollywood.

         Alamo Grill. In October of 1996, the Company acquired all of the capital stock of Alamo Grill, Inc. ("Alamo"), a one unit restaurant business located at the Mall of America, Bloomington, Minnesota. The Company issued 147,059 shares to the shareholders of Alamo's parent company and assumed U.S.$536,000 (CDN$734,000) of such entity's debt in connection with the transaction. The acquisition provides the Company with a "red meat" concept restaurant for the expansion of its hotel-based properties. The single unit Alamo has been successfully and profitably operated by the Company since the acquisition. The new "Alamo Grill Restaurants" (Registrant may use such name or variants thereof) will be casual steakhouse restaurants with a distinctive southwestern design and theme. They are intended to be located in hotels, high traffic suburban malls and large box retail outlets. The target market is blue to grey collar families. The menu will be positioned to deliver an average spend of U.S. $14-16 Dollars for food at dinner. Each restaurant is planned to be 6,500 square feet with a 240-seat capacity. The Company is currently proposing to use the Alamo food format at other facilities. In a concept which remains in the development stage, the Company has opened a dual-brand Atwin@ restaurant in Franklin Mills, outside of Philadelphia, Pennsylvania. The E&C/Alamo is approximately 14,000 square feet and shares a common kitchen. The efficiencies of the dual-brand concept intended to be realized include facility and construction cost limitations, while presenting two distinct brand images to the public. See also Franchising/Licensing.

         Other Formats. In August of 1995, the Company opened a New York style deli known as Rosie's. The Company provides all of the hotel's room service, off-premise catering, and branded specialty products. The Company's Rosie's restaurant is significantly different from the traditional Elephant & Castle format. The Company currently does not intend to further develop the Rosie's brand or concept.

         Franchising/Licensing. Management of the company believes that the Company's "brand" identification is a valuable asset. The Elephant & Castle brand label is licensed at the new international terminal at Vancouver International Airport. Future activities may include an expansion of the Company's licensing/franchising activities. Elephant & Castle International, Inc. has commenced franchise activities in the United States. Other than an internal arrangement completed with two existing manager in 1998, the first such franchising arrangements were announced in early 1999.

         Future Company Growth. In addition to the Canadian Rainforest venture, the Company's strategy for future growth of its Elephant & Castle and Alamo Grill concepts involves both franchising and development of company owned and operated locations. These will be predominantly hotel-based or in high traffic, urban centre locations. The Company's intention is to cluster restaurants in prime locations in chosen geographic regions. Key points for consideration include the need for consistency in use and revenues resulting therefrom.

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

b.       Financial Information about Industry Segments.

         During each of the last three years, the Company considers that it has been substantially engaged in a single line of business -- the ownership and operation of casual dining restaurants, and does not separately segment its financial results.

c.       Narrative Description of the Business.

                  i. Principal Products or Services and their Markets. See Description of the Business - General.

                  ii. Distribution Methods. The Company focuses on the casual dining segment. The Company has not set out to establish its restaurants as "destination locations". Instead, it relies primarily on its high-traffic, convenient downtown and suburban mall, and most recently, high-occupancy hotel locations, consumer satisfaction and reputation to attract new and repeat customers.

         The Company conducts many local promotions and loyalty programs geared to the neighborhoods and markets the restaurants serve, and supports these with print and direct mail advertising. During fiscal 1998, the Company's expenditures for advertising and promotional activities were approximately 2.5% of its revenues.

                  iii. Status of New Developments. The Company is constantly in the process of examining, evaluating and undertaking various new restaurant opportunities.

         Relationship with Hotel Operators

                  The Registrant's relationship with hotel operators, such as Holiday Inn is predicated on (i) shared investment in significant physical improvements to the facility at the onset of the occupancy; (ii) costs of occupancy measured by a percentage of the unit's revenues; (iii) adequate time to recruit and train a restaurant staff of Registrant's selection; and (iv) reliance upon restaurant operator's control of the physical environment and menu selections. The Registrant currently operates additional hotel restaurants at the Club Quarters Hotel (Boston, Massachusetts) and Cavanaughs Inn (Seattle, Washington) and Rosedale Hotel (Vancouver, Canada).

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

                  v. Suppliers. Food products and related restaurant supplies are purchased both through home office purchasing programs and already at the restaurant level from specified food producers, independent wholesale food distributors and manufacturers. This process enables the Company to ensure quality companies. Management believes all essential food and beverage products are available from multiple sources in all of the locations it serves, and that it is not dependent on any one of a limited number of suppliers. Management expects to be able to achieve a declination in the costs of food products and related suppliers based upon new purchasing policies currently being adopted, a change in key personnel responsible for the implementation of purchasing process, and maximization of rebates and allowances. During 1997, the Company determined that it had not consistently received the maximum available rebates in earlier periods. The Company instituted procedures to safeguard and maximize such revenues in future periods.

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

                  vii. Trademarks; Licenses. The Company has registered "The Elephant & Castle Pub & Restaurant" with the Canadian Trademarks Office, and with the United States Patent and Trademark Office. The Company acquired "The
Elephant & Castle" trademark in the United States. The Company agreed to pay U.S. $50,000 (CDN $75,000), plus a one-time fee of U.S. $5,000 (CDN $7,500) per location for the first ten locations for the mark. The Company regards its "Elephant & Castle" trademark as having substantial value and as being an important factor in the marketing of its restaurants. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks in its business.

                  viii. Governmental Licenses and Approvals. The Company is subject to various rules, regulations and laws affecting its business. Each of the Company's restaurants is subject to licensing and regulations by a number of governmental authorities, including alcoholic beverage control and health, safety and fire agencies in the state, province or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could prevent or delay the development of a new restaurant in a new location. Management believes the Company is in compliance in all material respects with all relevant regulations. The Company has never experienced unusual difficulties or delays in obtaining the required licenses or approvals required to open a new restaurant.

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

                ix. Y2K Business operations are also affected by the Year 2000 readiness of customers and infrastructure suppliers in areas such as utilities, communications, transaportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes for the Company pr adversely impact its customers. The likelihood and effects of failures in the infrastructure systems and in the supply chain cannot be estimated. However with respect to operations under its direct control, management does not expect, in view of its Year 2000 program efforts and the diversity of its businesses, suppliers and customers, that occurences of Year 2000 failures will have a material adverse effect on the the financial position, results of operations or liquidity of E&C. See also dicussion of Y2K under Management's Discussion and Analysis, Item __ herein.

                x. Effect of Existing and Probable Governmental Regulations. The Company is subject to "dram-shop" statutes in California, Pennsylvania and Washington and may become subject to similar proposed legislation in Canada. "Dram-shop" statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such a person. The Company carries liquor liability coverage which it believes to be consistent with the coverage carried by other entities in the restaurant industry. Even though the Company is covered by insurance, a judgment against the Company under a "dram-shop" statute in excess of the Company's liability coverage could have a material adverse effect on the Company. The Company has never been the subject of a "dram-shop" claim.

                xi.   Research and Development.  The Company places  significant emphasis on the design and interior decor of its restaurants. The Company is employing the same basic architectural design, decors and construction techniques for the Canadian Rainforest restaurants as Rainforest Cafe has used for its restaurants in the U.S. The Company's Elephant & Castle unit designs requires higher capital costs and furniture and fixtures investment to open a new restaurant than is typical in the industry. Landlord contributions defray a part or a substantial part of interior design and decor at a typical new restaurant. The Company believes that its design and decor features enhance the dining experience. Each restaurant typically features large, airy dining areas. Two of the restaurants offer atrium seating, and several offer patio seating, which adds substantially to seasonal capacity, revenues and profits. Table layouts are flexible, permitting re-arrangement of seating to accommodate large groups and effective utilization of maximum seating capacity.

                    The Company also believes that the location of a restaurant is important to its success. In general, significant time and resources are spent in determining whether a prospective site is acceptable. Traditional Elephant & Castle restaurants were located at high-profile sites at malls/office complexes within larger metropolitan areas. In selecting future sites, the Registrant intends to analyze demographic information for each prospective site, hotel occupancy, hotel uses, and factors such as visibility, traffic patterns, accessibility, proximity of shopping areas, offices, parks, tourist attractions, and competitive restaurants. xii. Costs and Effects of Compliance with Environmental Laws. The Company is not aware of, and does not anticipate any significant costs related to compliance with environmental laws.

                  xiii. Number of Total Employees and Full-Time Employees. As of December 27, 1998, the Company employed approximately 1200 persons on a full-time and part-time basis. 26 of such persons serve in administrative or executive capacities, 83 serve as restaurant management personnel and the remainder are hourly workers in the Company's restaurant operations. The Company believes that its working conditions and compensation packages are competitive with those offered by its competitors. Management considers the Company's relations with its employees to be good, and its rate of employee turnover, particularly among management employees, to be low in relation to industry standards. The Company has an agreement with the union which represented the former workers at the predecessor restaurant located at the Holiday Inn unit in Philadelphia which requires the Registrant to seek new hires first from among the pool of available union hiring hall personnel. The Company's service personnel at the San Diego Elephant & Castle unit and Rosie's on Robson are unionized. The Company has never experienced an organized work stoppage, strike or labor dispute.

                    The Company has sought to attract and retain high-quality, knowledgeable restaurant management and staff. In units which the Company has had in operation five or more years, the Company has regularly retained a work force with a significant number and percentage of its employees having continuous service with the Company. Currently, at such units the Company has 310 employees. 13% of these employees have been with the Company for over five years. In supervisory positions within the Company's restaurant business, the percentage of personnel who are five-year veterans with the Company is higher than this, at 63%. Each restaurant is managed by one general manager, and from one to three assistant managers depending on volume. Most restaurants, again depending on volume, also have one kitchen manager and one to three assistant kitchen managers. On average, general managers have about five years' experience with the Company. The Company also employs regional managers and may be required to add additional supervisory people as the chain expands. As the Company adds new restaurants, its future success may depend in part on its ability to continue to attract and train capable additional managers. The Company also anticipates that the opening of additional restaurants including at hotel sites in the United States will require a commensurate increase in employees. The Company does not expect a proportionate increase in the number of corporate or administrative personnel. Restaurant managers, many of whom have moved up through the ranks, are required to complete a training program during which they are instructed in areas including food quality and preparations, customer service, alcohol service, liquor liability avoidance and employee relations. The Company believes its training programs for managers and other employees are comparable to the training provided for managers and other employees at substantially larger restaurant chains. Restaurant managers are also provided with operations manuals relating to food and beverage standards and other expectations of restaurant operations. Management has made a conscious commitment to provide customer service of the highest standards. In addition to evaluations made by the customers, the Company uses a "designated customer" quality control program to independently monitor service and operations. "Designated customers" are independent people who test the standards of food, beverage and service as customers of the restaurant without the knowledge of management or staff. Done on a periodic basis, their findings are reported to corporate management. Efficient, attentive and friendly service is integral to the Company's overall concept. Any new employee at all functional levels is closely supervised after his or her on-the-job training. Management regularly solicits employee suggestions concerning operations, and endeavors to be responsive to employee concerns.

                    The Company believes its commitment to employee morale is also critical to its long-term success. The Company has compiled a favorable record of employee retention. The average tenure of a restaurant general manager in the Elephant & Castle chain is seven years. The Company considers the quality of its employee interaction with customers to be an important element of its business strategy.

ITEM 2   PROPERTIES

         The Company directly, and through its Canadian Rainforest restaurants affiliate (shown by *), currently operates 13 mall based restaurants, including the Atwin@ restaurants at Franklin Mills added in 1998. All of such facilities are leased properties. The following table provides opening date, square footage and indoor seating capacity information with respect to each of the mall based restaurants currently in operation:

    City               Mall         Opening Date     Square Feet      Seating(a)
    ----               ----         ------------     -----------      ----------
Regina, Sask.     Cornwall Center    Aug. 1981          5,375             220
Ottawa, Ont.      Rideau Center      Mar. 1983          7,119             280
West Edm., Alb.   West Edmonton      Jul. 1988          6,500             245
Edmonton, Alb.    Eaton Center       Sep. 1988          5,939             225
Victoria, B.C.    Eaton Center       Jun. 1989          5,640             225
Bellingham, WA    Bellis Fair        May  1990          5,200             220
Saskatoon, Sask.  Midtown Plaza      Oct. 1990          5,815             225
Calgary, Alb.     Eaton Center       Dec. 1990          5,851             225
Surrey, B.C.      Guildford Town     May  1992          4,835             200
Bloomington, MN   Mall of America    Oct. 1996          6,750             280
*Vancouver, BC    Metrotown          Jun. 1998         18,000             340
Philadelphia, PA  Franklin Mills     Nov. 1998         11,400             396
*Toronto, Ont.    Scarborough        Feb. 1999         20,000             394

(a) Outdoor/patio seating is available at a number of the locations, and not included herein.

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

         The Company's hotel restaurant leases are more typically focused on a percentage of restaurant sales, against a minimum base rental. Thus, while the Company's aggregate annual minimum rent continues to increase, such rent per facility and per square foot controlled by the Company is typically declining.

         The Company's facilities at Hotels and other non-mall locations are occupied on the following basis:

Hotel Locations      Opening Date      Square Ft.     Indoor Seating
---------------      ------------      ----------     --------------
Winnipeg            May       1994         4,300           180
Philadelphia        February  1995         7,900           310
Rosie's/Vancouver   August    1995         5,500           200
San Diego           July      1996         7,500           300
Seattle             August    1997         7,600           230
Boston              November  1997         9,500           200
Other Locations
---------------
BCIT
 (Burnaby,B.C.)     September 1995         4,500           300
Toronto
 Entertainment
 District           October   1996         9,200           330
Edmonton            November  1997         5,600           180

         The following table sets forth, for all restaurants by location, the earliest expiration date of the leases and the minimum annual rent:

                                  Earliest
Location                       Expiration Date      Minimum Annual Rent
--------                       ---------------      -------------------
Regina Cornwall Center              1999            CDN  $   38,000
BCIT, Burnaby, B.C.                 2000                    140,000
Edmonton Eaton Center               2001                    109,000
Minneapolis, Mall of America        2002                    324,000
West Edmonton Mall                  2003                    130,000
Ottawa Rideau Center                2003                    165,000
Victoria Eaton Center               2004                    157,000
Winnipeg, Holiday Inn               2004                     60,000
Saskatoon Midtown Plaza             2005                    150,000
Bellingham Bellis Fair              2005                    116,000
Rosie's, Rosedale                   2005                     60,000
Philadelphia, Holiday Inn           2005                    150,000
Calgary Eaton Center                2005                     94,000
San Diego, Holiday Inn              2006                     90,000
Surrey, Guilford                    2007                    156,000
Boston, Club Quarters               2007                     90,000
Philadelphia, Franklin Mills        2008                    413,000
Toronto (King Street)               2011                     92,000
Edmonton, White Ave                 2012                     77,000
Seattle, Cavanaughs                 2012                     77,000
Vancouver, Metrotown                2013                    585,000
Toronto, Scarborough                2014                  1,073,000
     Total:                                         CDN  $4,346,000
                                                    ===============

         In earlier years, the Company was able to decrease the aggregate per unit minimum annual rental obligations by selective locations and appropriate lease provisions. The minimum annual rental obligations per unit are currently increasing, however, with the Canadian Rainforest Restaurants substantially increased space and location needs, which are, in turn, providing greater per unit revenues and earnings from operations to the Registrant.

ITEM 3   LEGAL PROCEEDINGS

         From time to time lawsuits are filed against the Company in the ordinary course of business. Except as set forth below, the Company is not a party to any litigation which would have a material adverse effect on the Company or its business and is not aware of any such threatened litigation.

         In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ministry of Revenue, Ontario, regarding a construction allowance received in 1984 from the landlord for its former Sarnia location. The reassessment has been under appeal since 1989. The amount of tax reassessed was CDN $209,000. Including interest accrued to date, the total amount in dispute as of December 27, 1998 was approximately CDN $785,000.

Shilo Litigation

         In late 1992, the Company obtained the right to operate all of the food and beverage services at the Shilo Hotel & Resort complex in Yuma, Arizona. In addition, on July 1, 1993, the Company added the food and beverage operations at a second Shilo Hotel in Pomona, California. The style and menu at the Shilo Hotels was significantly different from that followed at the traditional Elephant & Castle restaurants, or any others which have since followed. The Company's experience at the Shilo Hotels and with the management thereof was negative, resulting in termination and closing of those restaurants during 1995.

         The Registrant was a party to two ten (10) year lease agreements with Shilo Hotels (Shilo) relating to facilities located at Yuma, Arizona and Pomona, California respectively. After a breakdown in the business relationship between the parties, on August 22, 1995, Shilo asserted legal claims against the Company, and commenced a litigation, still pending, in the Superior Court, State of Arizona, County of Yuma, in which the Company is represented by A. James Clark, Esq., Clark & Carter, Yuma, Arizona and Michael Bailey, Esq. of Brown & Bain, Phoenix, Arizona. In the action, Shilo seeks unspecified general and special damages for alleged breaches of the lease agreements at Yuma and Pomona. In the opinion of management, the Registrant has potential valid defenses and mitigation of damage claims against Shilo, as well as properly stated counterclaims. Motions for Summary Judgment by Shilo on the two leases were previously denied.

         The matters on issue are now scheduled for trial in the fall of 1999. In the opinion of management, Shilo's claims include speculative and alleged consequential damages assertions which make the matter not readily resolvable without the benefit of trial, and the direction of a trial judge. While management of the Registrant is reasonably confident that it will be able to successfully defend the Registrant's interests and position, there can be no assurance as to the outcome of matters properly submitted to the trier of facts.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

         The Company's Common Stock is, and has been since June 29, 1993, traded on NASDAQ - small cap market (PUBSF) and the Pacific Exchange (PUBS).

         The range of high and low sales prices for the Common Stock from January 1, 1997, to the end of 1998 has been:

                                   High           Low
First Quarter of 1997:            $ 9.00         $5.75
Second Quarter of 1997:           $10.25         $7.625
Third Quarter of 1997:            $11.25         $9.625
Fourth Quarter of 1997:           $10.50         $6.75

First Quarter of 1998:            $ 7.625        $5.375
Second Quarter of 1998:           $ 6.375        $4.25
Third Quarter of 1998:            $ 6.50         $2.375
Fourth Quarter of 1998:           $ 4.125        $1.75

         The approximate number of record holders of the Company's common stock as of a recent date is 857.

ITEM 6   SELECTED FINANCIAL DATA

                                            1998              1997             1996               1995             1994
                                            ----              ----             ----               ----             ----
Sales                                   $   42,630        $   34,231        $   29,284         $   25,764       $   25,414

Income restauranat operations                3,770             1,883             1,587                791            1,892

Earnings before Interest and Taxes             156              (912)             (840)            (1,493)             280

Net Income                                    (930)           (1,416)           (1,174)            (1,578)             213

Total Assets                                30,797            24,621            16,767             15,888           10,329

Shareholders' Equity                         8,621            10,209             7,928              7,318            7,577

Long Term Debt                          $   16,605        $   10,279        $    5,337         $    5,384       $      201

Corporate Restaurant information         3,197,000         2,947,000         2,683,000          2,503,000        2,441,000

Earnings per share                      $    (0.29)       $    (0.48)       $    (0.44)        $    (0.63)      $     0.09

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Fifty Two Weeks ended  December 27, 1998 vs.  Twelve  Months ended  December 31,
1997

Net Income

         For the year ended December 27, 1998, the Company's net loss was CDN ($929,000) compared to a net loss of CDN ($1,416,000) for the corresponding period in 1997. Income from restaurant operations increased to CDN $3,769,000 in 1998 from CDN $1,883,000 in 1997. Overall, loss per share in 1998 was CDN ($0.29) compared to CDN ($0.48) in 1997.

         The Company reports its results in accordance with Canadian Generally Accepted Accounting Principles (CDN GAAP). See below, and Note XX to the audited financial statements for discussion and reconciliation between CDN GAAP and United States Generally Accepted Accounting Principles (US GAAP).

Income from Restaurant Operations

         Income from restaurant operations, at CDN $3,769,000 was up 100.2% over 1997 and, as a percentage of sales, increased to 8.8% in 1998 from 5.5% in 1997. There are four principal reasons for this improvement. Firstly, the opening of higher volume stores and closing of two lower volume locations enhanced overall operating margins. Secondly, food and beverage cost percentages showed improvement throughout the year. Thirdly, labor cost percentages were lower than the previous year. Fourthly, the 1997 figure included CDN $200,000 in costs relating to the closure of two restaurants during the year and CDN $130,000 related to a lease guarantee on a former location.

Sales

         Sales increased 24.5% during the 1998 year to CDN $42,630,000 from CDN $34,231,000 in 1997. The Company's joint venture with Rainforest Cafe Inc. opened its first location during 1998, in Vancouver (June 12th ). The Company also entered a franchise agreement for its corporately owned location in London, Ontario on September 28, 1998. The Company opened three locations in 1997, in Seattle (August 28th), Boston (November 4th) and Edmonton (November 20th). It also closed two low volume locations in 1997 (Vancouver in February and Thunder Bay in August) as their leases expired. The result of opening higher volume stores and closing lower volume locations has seen the average weekly sales volume per unit in 1998 increase by 13.2% over the 1997 figure.

         For the twelve Canadian locations open throughout both years, 1998 sales totaled CDN $19,274,000 and were up 2.5% from 1997. For the four U.S. locations open throughout both years, sales decreased 2.5% from 1997. A 20.4% decrease at the Bellingham, WA location accounted for the majority of the decrease. The mall in which this restaurant is located is largely dependent on Canadian cross border shoppers and the relative decrease in value of the Canadian dollar versus the US dollar has caused mall traffic to decline. The year on year impact of this is expected to be much less severe in 1999.

         The Company's Rainforest Cafe joint venture opened its first location, in Vancouver, BC, in June, 1998. Its second unit opened in Metro Toronto in February, 1999. Sales continue to be in line with management's expectations.

Costs and Expenses
         Food and Beverage Costs
         Overall, food and beverage costs, as a percentage of sales, decreased to 28.1% for the twelve months ended December 27, 1998 compared to 29.1% for the corresponding period in 1997. The Company implemented a number of purchasing programs in 1998 that decreased the food and beverage percentage during the year, and generated recovery of certain rebates and credits from prior years.

         Labor and Benefits Costs

         Labor and benefits costs decreased from 33.0% of sales in 1997 to 32.3% for the 1998 period. The Company is continuing to review labor schedules and believes further labor efficiencies are deliverable.

         Occupancy and Other Costs

         Occupancy and other operating costs decreased as a percentage of sales from 25.7% in 1997 to 24.8% in 1998. This is primarily the result of the Company's strategy of focusing new developments in high traffic urban locations and moving away from its traditional suburban mall locations. This is resulting in lower occupancy percentages at the newer locations and is driving the overall rate down.

         Depreciation and Amortization

         Depreciation and amortization costs increased slightly to 5.9% of sales for 1998 compared to 5.7% in 1997. Higher development costs and shorter amortization periods at new locations, compared to older suburban mall locations, plus amortization of higher pre-opening costs, are the cause of the increase in the percentage.

         Restaurant Closing Costs

         During 1997 the Company closed two mall locations on the expiration of their respective leases. The costs associated with these closings were approximately CDN $200,000. The Company also incurred costs of CDN $130,000 related to a lease guarantee on a former property. The Company did not close any locations during 1998, although it did enter into a franchise agreement for its London, Ontario location. There was no net cost to the Company.

         General and Administrative Costs

         General and administrative expenses increased from 7.2% of sales in 1997 to 8.5% in 1998. The 1998 figure contains full year costs for three new executives hired in the second half of 1997, causing the overall rate to increase. Hiring these executives was a necessary step in the development of the infrastructure needed to allow the Company to expand and return to profitability. Mr. Martin O'Dowd, former President of Rainforest Cafe Inc., joined the Company in August, 1997 as President of the U.S. operations with the mandate to expand the Company's U.S. presence and to oversee the development of Rainforest Cafes in Canada. In March, 1998 Mr. O'Dowd was appointed President and Chief Executive Officer of the Company. Mr. Colin Stacey, former President of Keg Restaurants, also joined the Company in August, 1997, as Chief Operating Officer responsible for Canadian operations. In March, 1998 he was given responsibility for all Canadian and US Elephant & Castle and Alamo locations. Mr. Richard Bryant, formerly Chief Financial Officer of Keg Restaurants, joined the Company in November, 1997 as Chief Financial Officer. While the costs of these executives, plus other additions to corporate management caused general and administrative costs to rise over the near term, the Company believes its long term general and expense percentage will be brought down to under 7.0% as new stores are added without incurring proportionate additional costs.

         Retiring Allowances and Other Costs

         In December, 1997 one of the founders of the Company, Mr. Peter Barnett retired from his position as Executive Vice President. Under the terms of his employment contract Mr. Barnett was paid a retiring allowance on his retirement. Other costs arose from settlement of two labor matters with former employees. There were no such items in 1998.

         Interest on Long Term Debt

         Interest on long term debt increased to CDN $1,084,858 in 1998 from CDN $503,715 in 1997. There are three main reasons for the increase. Firstly, during 1998 the Company completed two US $2,000,000 (for a total of CDN $5,740,000) financings. The first was a convertible debenture financing with General Electric Private Placement Partners, II (GEIPPP II) as part of a 1995 agreement. The second, also with GEIPPP II, was part of a convertible debenture financing that saw an additional US $1,105,000 (CDN $1,657,500) raised from other investors in February, 1999. Secondly, during 1997 the Company also completed two US $2,000,000 (CDN $3,000,000 each, for a total of CDN $6,000,000)
convertible subordinated debenture financings with GEIPPP II under the 1995 agreement. The 1998 year includes a full year's interest on the 1997 financings. Thirdly, the decline in the relative value of the Canadian dollar versus the US dollar during 1998 resulted in a translation adjustment of CDN $1,170,000, CDN $130,000 of which is included in interest expense for the 1998 year. The balance of the translation adjustment will be charged to interest expense over the life of the related debt. As a result of these factors, , interest on long term debt in 1998 was substantially higher than 1997, and will be higher again in 1999.

(Loss) before Taxes

         The Company incurred a loss before income taxes of CDN ($929,000) in 1998 compared to a loss of CDN ($1,416,000) in 1997. The 1997 figure includes a total of CDN $677,000 in restaurant closing costs, retiring allowances and other costs. There were no such costs in 1998. The 1997 loss before these items was CDN ($739,000). During 1998, income from restaurant operations increased by CDN $1,886,000. This was offset by an increase of CDN $1,165,000 in general and administrative expenses and CDN $581,000 in interest costs.

         Management believes the additions it made to executive management during 1997, plus the additional financings it has been successful in completing, have positioned the Company to successfully roll-out its expansion plans, including the development of Rainforest Cafe in Canada. Management is targeting a return to profitability in 1999.

Income Taxes

         The Company incurred losses in each of 1998 and 1997 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future years.

         Differences Between Canadian and United States Generally Accepted Accounting Principles (Canadian and U.S. GAAP)

         The Company prepares its financial statements in accordance with Canadian GAAP. (The reader is referred to Note 17 of the Consolidated Financial Statements for the year ended December 27, 1998 for additional explanation.) The financial statements, if prepared in accordance with U.S. GAAP would have differed as follows:

         Net loss for the year ended December 27, 1998 would be decreased by CDN $280,000 comprised of recognition of non-capital loss carry forwards, offset by dividends on paid-in capital that would be treated as interest under U.S. GAAP, and by amortization expense resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvements. The impact of this adjustment would be to decrease the net loss per share from CDN ($0.29) under Canadian GAAP to CDN ($0.20) under US GAAP.

         Net loss for the year ended December 31, 1997 would have been increased by CDN $186,000 also comprised of amortization expense resulting from the exclusion of the first option period in calculating the amortization of certain leasehold improvements. On a per share basis, net loss would have been increased from CDN ($0.48) under Canadian GAAP to CDN ($0.54) under US GAAP.

         Shareholders' Equity at December 27, 1998 under US GAAP would be CDN $6,760,000 compared to CDN $8,261,000 under Canadian GAAP, due to the cumulative effect of reconciliation adjustments.

         Shareholders' Equity at December 31, 1997 under US GAAP would have been CDN $6,850,000 compared to CDN $10,209,000 under Canadian GAAP.

Liquidity and Capital Resources

         The Company's cash balances at the end of the 1998 period were CDN $2,468,505. This compares to cash balances of CDN $4,096,808 at the end of the 1997 period.

         Capital expenditures were CDN $8,682,458 for the 1998 period, primarily for construction of new Philadelphia Elephant & Castle/Alamo locations, and Vancouver and Toronto Rainforest locations.

         Changes in non-cash working capital items resulted in a net source of funds of CDN $1,774,770 for the year ended December 27, 1998 compared to CDN $602,547 in 1997.

         The Company completed a US $2,000,000 (CDN $2,740,000) convertible subordinated debenture financing with General Electric Investment Private Placement Partners, II (GEIPPP II), a US based limited partnership with which it had previously arranged similar US $7,000,000 (CDN $9,590,000) financings. The Company also completed a US $2,000,000 (CDN $3,000,000) with GEIPPP II as part of a debenture offering that raised an additional US $1,265,000 (CDN $1,897,500) from other investors in February, 1999. A portion of these funds was used to pay for construction of the new Philadelphia Elephant & Castle/Alamo location and the first two Rainforest locations in Vancouver and Toronto. The balance of the funds will be used the Company's 1999 development plans.

         During 1997 the Company entered into a joint venture agreement with Rainforest Cafe Inc. to develop at least five Rainforest restaurants in Canada. The first restaurant opened in Vancouver in mid-1998. The second one opened in Toronto in February, 1999. The third is expected to open in the third quarter of 1999. It will also be located in the Metro Toronto area.

         The Company is also planning to build a new Elephant and Castle in Toronto during 1999. The Company does not anticipate it will need any additional funding to complete these projects.

         Year 2000. The Company continues to address its state of readiness with regards to the Year 2000 (Y2K) problem. It does not foresee any material negative impacts related to Y2K. The Company is following these steps to ensure a smooth transition.

          o $All new computer hardware and software being purchased is certified at Y2K compliant. This includes a new financial accounting package purchased and installed in 1998, plus all new Point of Sale systems.
          o $Point  of  Sale  equipment  has  been  assessed.  The  Company  has identified two locations  where  systems,  which were already marked for replacement, need to be replaced. New systems are planned to be installed in the second quarter of 1999, at a cost estimated not to exceed CDN $50,000 in total. Several other systems need minor upgrades (at costs ranging from a low of less than CDN $500 to a high of CDN $3,000). Some systems have been made compliant. Work is proceeding on the others, with the work scheduled to be complete in the second quarter.
          o $Payroll service providers have certified Y2K compliance.
          o $Banks and other service providers have given assurances of Y2K readiness.
          o $Key suppliers have been asked to provide assurances of Y2K readiness.

         The Company does not foresee any extraordinary disruption to its business related to Y2K. The Company envisions that certain suppliers' distribution and inventory management systems may not operate efficiently for a period of time after Y2K. Management believes that alternative suppliers exist in all locations and could be utilized, to the extent required by disruptions at existing suppliers.

Twelve Months ended December 31, 1997 vs. December 31, 1996

Net Income

         For the year ended December 31, 1997, the Company's net loss was CDN ($1,435,339) compared to a net loss of CDN $(1,173,918) for the corresponding period in 1996. The 1997 figure includes CDN $677,250 in restaurant closing costs and a senior executive retiring allowance. There were no such items in 1996. Income from restaurant operations increased to CDN $1,883,000 in 1997 from CDN $1,587,000 in 1996. Overall, loss per share in 1997 was CDN ($0.48) compared to CDN ($0.44) in 1996. See reconciliation for differences between Canadian and United States Generally Accepted Accounting Principles (CDN GAAP and US GAAP).

Income from Restaurant Operations

         Income from restaurant operations, at CDN $1,883,000 was up 18.7% over 1996 and, as a percentage of sales, increased to 5.5% in 1997 from 5.4% in 1996. There are two principal reasons for this improvement. Firstly, the opening of higher volume stores and closing of two lower volume locations enhances overall operating margins. Secondly, food and beverage cost percentages showed improvement throughout the year. The Company is actively reviewing its purchasing procedures and believes additional improvements can be achieved in this area.

Sales

         Sales increased 16.9% during the 1997 year to CDN $34,231,000 from CDN $29,284,000 in 1996. The Company opened three new locations during 1997, in Seattle (August 28th), Boston (November 4th) and Edmonton (November 20th); and closed two locations, Vancouver (February 28th) and Thunder Bay (August 31st), both of which were lease expirations. The Company also opened three locations in 1996, in San Diego (July 2nd), Bloomington (acquired on October 8th, 1996) and Toronto (October 21st). The result of opening higher volume stores and closing lower volume locations has seen the average weekly sales volume per unit in 1997 increase by 7.2% over the 1996 figure.

         For the twelve Canadian locations open throughout both years, 1997 sales totaled CDN $17,597,000 and were down 4.5% from 1996. Four locations suffered decreases ranging from 9.6% to 21.5% and were the cause of the overall decrease. Specific action plans for each of these four locations are in place or in the planning stage.

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

         Labor and Benefits Costs

         Labor and benefits costs increased slightly from 32.8% of sales in 1996 to 33.0% for the 1997 period. This rate has been stable for the last three years.
         Occupancy and Other Costs

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

         Retiring Allowances and Other Costs

         In December, 1997 one of the founders of the Company, Mr. Peter Barnett retired from his position as Executive Vice President. Under the terms of his employment contract Mr. Barnett was paid a retiring allowance on his retirement.. Other costs arose from settlement of two labor matters with former employees. There were no such items in 1996.

         Restaurant Closing Costs

         During 1997 the Company closed two mall locations on the expiration of their respective leases. The costs associated with these closings were approximately CDN $200,000. The Company also incurred costs of CDN $130,000 related to a lease guarantee on a former property. The Company did not close any locations during 1996.

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

         The Company also completed a US $2,000,000 (CDN $2,740,000) convertible debenture financing with subsidiaries and affiliates of a French bank. Under CDN GAAP this financing was comprised of an equity component and a liability component. The liability component was approximately CDN $400,000 (US $291,971) and carries an interest rate of 6%. This also contributed to the higher interest cost in 1997.

(Loss) before Taxes

         The Company incurred a loss before income taxes of CDN ($1,416,384) in 1997 compared to a loss of CDN ($1,173,918) in 1996. The 1997 figure includes a total of CDN $677,250 in restaurant closing costs, retiring allowances and other costs. There were no such costs in 1996. The 1997 loss before these items was CDN $739,134, representing an improvement of approximately CDN $435,000 on a comparable basis over 1996. This is attributable to the positive impact of the new locations opened over the past two year, plus some general improvements in food and beverage cost percentages, offset somewhat by higher interest costs related to increased levels of long term debt.

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

         Differences Between Canadian and United States Generally Accepted Accounting Principles (Canadian and U.S. GAAP)

         The Company prepares its financial statements in accordance with Canadian GAAP. (The reader is referred to Note 17 of the Consolidated Financial Statements for the year ended December 31, 1997 for additional explanation.) The financial statements, if prepared in accordance with U.S. GAAP would have differed as follows:

         Net loss for the year ended December 31, 1997 would be increased by CDN $186,080 comprised of amortization expense resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvements. The impact of this adjustment would be to increase the net loss per share from CDN ($0.48) under Canadian GAAP to CDN ($0.54) under US GAAP.

         Net loss for the year ended December 31, 1996 would have been increased by CDN $116,000, also comprised of amortization expense resulting from the exclusion of the first option period in calculating the amortization of certain leasehold improvements. On a per share basis, net loss would have been increased from CDN ($0.44) under Canadian GAAP to CDN ($0.48) under US GAAP.

         Shareholders' Equity at December 31, 1997 under US GAAP would be CDN $6,850,417 compared to CDN $10,209,207 under Canadian GAAP, due to the cumulative effect of reconciliation adjustments.

         Shareholders' Equity at December 31, 1996 under US GAAP would have been CDN $7,176,881 compared to CDN $7,928,098 under Canadian GAAP.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Intentionally omitted.


ITEM 8   FINANCIAL STATEMENTS

         The Company's consolidated financial statements and the report of the independent accountants thereon appear beginning at page F-2. See index to consolidated Financial Statements on page F-1.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.  Not applicable.

                                    PART III

ITEM 10 The information required by PART III will be incorporated by reference from Registrant's definitive proxy statement or definitive information statement, provided such definitive proxy statement or definitive information statement is filed not later than 120 days after the end of the fiscal year covered by the Form 10-K, or by an amendment to the Form 10-K, not later than the end of such 120 day period.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)  See Index to Exhibits, attached.
         (b) During the last quarter of the period covered by this report, the Registrant filed reports on Form 8-K as follows:

         Report dated December 22, 1998 relating to $2,000,000 Exchange Note Agreement with GEIPPP II.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  Elephant & Castle Group Inc.

By /s/ Jeffrey Barnett
       --------------------------
       Jeffrey Barnett
       Chairman of the Board
       of Directors
Date April    , 1999

By /s/ Martin O'Dowd
       --------------------------
       Martin O'Dowd
       President, Chief Executive
       Officer/Director
Date April    , 1999

         In accordance with the Exchange Act, this report has been additionally signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ Rick Bryant
       --------------------------
       Rick Bryant
       Chief Financial Officer/
       Interim Director
Date   April    , 1999

By /s/ Daniel DeBou
       --------------------------
       Daniel DeBou
       Chief Accounting Officer
Date   April    , 1999

By /s/ George W. Pitman
       --------------------------
       George W. Pitman
       Director
Date   April   , 1999

By /s/ William McEwen
       --------------------------
       William McEwen
       Director
Date   April   , 1999

By /s/ David Wiederecht
       --------------------------
       David Wiederecht
       Director
Date   April    , 1999

By /s/ Anthony Mariani
       --------------------------
       Anthony Mariani
       Director
Date   April   , 1999

ELEPHANT & CASTLE GROUP INC.


Consolidated Financial Statements
December 27, 1998
(Canadian Dollars)


         INDEX                                                          Page
         ----                                                          ----

         Auditors' Report to the Shareholders                             1

         Consolidated Financial Statements

         Consolidated Balance Sheets                                      2

         Consolidated Statements of Operations                            3

         Consolidated Statements of Shareholders' Equity                  4

         Consolidated Statements of Cash Flows                            5

         Notes to Consolidated Financial Statements                     6-20

AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of Elephant & Castle Group Inc. as at December 27, 1998 and December 31, 1997 and the consolidated statements of operations, shareholders' equity and cash flows for the years ended December 27, 1998 and December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Elephant & Castle Group Inc. as at December 27, 1998 and December 31, 1997 and the results of its operations and its cash flows for the years ended December 27, 1998 and December 31, 1997 and 1996 in accordance with generally accepted accounting principles in Canada applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States and are discussed in Note 18 to the consolidated financial statements.


"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
March 16, 1999

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
(Canadian Dollars)
(In Thousands of Dollars)

                                                                                                    December 27,        December 31,
                                                                                                       1998                1997
------------------------------------------------------------------------------------------------------------------------------------
Assets (note 6)

Current
  Cash and term deposits                                                                                $2,468               $4,097
  Accounts receivable                                                                                      557                  672
  Inventory                                                                                                808                  683
  Deposits and prepaid expenses                                                                            517                  376
  Pre-opening costs                                                                                        891                  361
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         5,241                6,189
Fixed (note 3)                                                                                          21,291               14,691
Goodwill (note 8)                                                                                        2,053                2,120
Other (note 4)                                                                                           2,212                1,621
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       $30,797              $24,621
------------------------------------------------------------------------------------------------------------------------------------
Liabilities

Current
  Accounts payable and accrued liabilities (note 5)                                                     $5,931               $4,133
  Current portion of long-term debt (note 6)                                                               105                  444
                                                                                                         6,036                4,577
Long-Term Debt (note 6)                                                                                 16,500                9,835
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        22,536               14,412
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity

Capital Stock (note 7)
  Authorized
               20,000,000      Common shares without par value
  Issued
                 3,321,334 (1997 - 3,002,183) Common shares                                             12,982               11,228
Other Paid-In Capital (note 7(a))                                                                          844                2,421
Currency Translation Adjustment                                                                        (1,051)                    0
Deficit                                                                                                (4,514)              (3,440)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         8,261               10,209
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       $30,797              $24,621
------------------------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (notes 10 and 11)
Approved on behalf of the Board:

"J.M. Barnett"                      "M.J. O'Dowd"
 ...................................Director ....................................
J.M. Barnett                         M.J. O'Dowd

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Operations Years Ended December 27, 1998, December 31, 1997 and 1996 (Canadian Dollars) (In Thousands of Dollars, except loss per share)

-------------------------------------------------------------------------------------------------------------------------------
                                                                            1998               1997               1996
-------------------------------------------------------------------------------------------------------------------------------

Sales                                                                            $42,630            $34,231            $29,284
-------------------------------------------------------------------------------------------------------------------------------
Restaurant Expenses
  Food and beverage                                                               11,990              9,946              8,853
  Operating
      Labour                                                                      13,764             11,305              9,611
      Occupancy and other                                                         10,581              8,802              7,680
  Restaurant closing costs (note 12)                                                   0                330                  0
  Depreciation and amortization                                                    2,525              1,965              1,553
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  38,860             32,348             27,697
-------------------------------------------------------------------------------------------------------------------------------
Income from Restaurant Operations                                                  3,770              1,883              1,587
-------------------------------------------------------------------------------------------------------------------------------
General and Administrative Expenses                                                3,614              2,448              2,427
Retiring Allowance and Other Costs (note 12)                                           0                347                  0
Interest on Long-Term Debt                                                         1,085                504                334
                                                                                   4,699              3,299              2,761
-------------------------------------------------------------------------------------------------------------------------------
Net Loss for Year (note 13)                                                       $(929)           $(1,416)           $(1,174)
-------------------------------------------------------------------------------------------------------------------------------
Net Loss Per Common Share                                                       $ (0.29)           $ (0.48)           $ (0.44)
-------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding                                  3,197,000          2,947,000          2,683,000
-------------------------------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Other                         Currency           Total
                                          Common Shares                Paid-In                       Translation      Shareholders'
                                     Number          Amount            Capital        (Deficit)       Adjustment         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995          2,604,611         $8,092             $0            $(774)            $0               $7,318
  Issue of shares
    For interest (note 6)              70,555            414              0                0              0                  414
    For acquisition of
      subsidiary (note 8)             147,059          1,370              0                0              0                1,370
   Net loss                                 0              0              0           (1,174)             0               (1,174)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996          2,822,225          9,876              0           (1,948)             0                7,928
  Issue of other paid-in
    capital (note 7(a))                     0              0          2,548                0              0                2,548
  Issue of shares
    For interest (note 6)              70,555            472              0                0              0                  472
    For services                        2,000             21              0                0              0                   21
    On exercise of options             17,833            129              0                0              0                  129
    On exercise of
      warrants                         75,000            599              0                0              0                  599
    On conversion of other
      paid-in capital
      (note 7(a))                      14,570            131           (127)              (4)             0                    0
    Dividend on other paid-in
      capital                               0              0              0              (72)             0                  (72)
  Net loss                                  0              0              0           (1,416)             0               (1,416)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997          3,002,183         11,228          2,421           (3,440)             0               10,209
  Issue of shares
    For interest                       15,000             29              0                0              0                   29
    For services                        1,000              3              0                0              0                    3
  On conversion of other
    paid-in capital (note 7(a))       303,151          1,722        (1,633)              (89)             0                    0
  Dividend on other paid-in
    capital                                 0              0             56              (56)             0                    0
  Currency translation
    adjustment                              0              0              0                0         (1,051)              (1,051)
  Net loss                                  0              0              0             (929)             0                 (929)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 27, 1998          3,321,334        $12,982           $844          $(4,514)       $(1,051)              $8,261
------------------------------------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Cash Provided By Operating Activities
  Net loss                                                                       $ (929)          $(1,416)          $(1,174)
  Operating items not using cash                                                  2,502             2,317             1,739
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  1,573               901               565
------------------------------------------------------------------------------------------------------------------------------------
Changes in Non-Cash Working Capital
  Accounts receivable                                                               115              (195)             (122)
  Inventory                                                                        (125)              (33)             (148)
  Deposits and prepaid expenses                                                     140               (33)             (252)
  Accounts payable and accrued liabilities                                        1,645               864               391
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  1,775               603              (131)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  3,348             1,504              434
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities
  Acquisition of fixed assets                                                    (8,682)           (5,306)           (3,292)
  Goodwill, net of non-cash consideration                                             0                 0              (647)
  Acquisition of other assets                                                    (1,326)             (870)             (608)
  Cash surrender value of life insurance                                              0                 0                45
  Acquisition of trademark                                                          (17)              (14)               (7)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (10,025)           (6,190)           (4,509)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities
  Deferred finance charges                                                         (108)             (216)              (34)
  Obligation under capital leases                                                     0               (21)              (74)
  Proceeds from long-term debt                                                    5,740             5,480                 0
  Repayment of long-term debt                                                      (584)             (538)              (48)
  Issuance of shares for cash                                                         0               728                 0
  Issuance of convertible debentures (note 7(a))                                      0             2,549                 0
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  5,048             7,982              (156)
------------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                                      (1,629)            3,296            (4,231)
Cash and Term Deposits, Beginning of Year                                         4,097               801             5,032
------------------------------------------------------------------------------------------------------------------------------------
Cash and Term Deposits, End of Year                                              $2,468            $4,097              $801
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for
    Interest                                                                       $723              $388              $152
    Income taxes                                                                      0                 0                 0
------------------------------------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousand of Dollars)

1.       BASIS OF PRESENTATION
         These financial statements include the accounts of Elephant & Castle Group Inc. ("the Company"), its wholly-owned subsidiaries and its proportionate share (50%) of jointly owned assets, liabilities and restaurant operations:

         (a) The Elephant and Castle Canada Inc. ("the Canadian subsidiary") which owns and operates English style restaurants across Canada under the name "The Elephant & Castle Restaurant and Pub" and a New York style deli under the name "Rosie's";

         (b) Elephant & Castle Inc. ("the U.S. subsidiary" incorporated in Texas) and its subsidiaries which own and operate English style restaurants in Washington, Pennsylvania, Massachusetts, Minnesota and California;

         (c) Alamo Grill, Inc. ("Alamo" incorporated in Indiana) which owns and operates a red meat steak house at the Mall of America, Bloomington, Minnesota; and

         (d) Elephant & Castle International, Inc. incorporated in Texas, September 4, 1997 to franchise the Elephant & Castle British-style pub and restaurant and Alamo Grill steakhouse concept.

         (e) Canadian Rainforest Restaurants, Inc. ("CRRI") was incorporated during 1997 and is jointly owned with Rainforest Cafe, Inc. for the purpose of undertaking the development of rainforest theme restaurants within Canada. Under the terms of the agreement Rainforest Cafe, Inc. will have the option to purchase the Company's interest in CRRI after six years operations based on a predetermined formula of cash flow and investment.

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

         (b)      Inventory

                  Inventory consists of food, beverages and retail merchandise and is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (c)      Fixed assets

                  Fixed assets are recorded at cost and are depreciated annually as follows

                     Furniture and fixtures        -  10% straight-line method
                     Computer equipment            -  20% straight-line method

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

         (f)      Other assets

                  The following other assets are recorded at cost which is amortized annually as follows

                  Deferred finance costs              -   Term of the related
                                                          financial instruments
                  Restaurant development rights       -   5 Years
                  Deferred franchise costs            -   5 Years
                  Trademark                           -   10 Years

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Gains and losses arising from this translation of foreign currency are included in net income except for unrealized gains and losses on long-term monetary assets and liabilities, which are deferred and amortized over the lives of those items. The unrealized gains and losses will be recognized as amounts are received or paid and are included as a separate component of shareholders' equity.

         (h)      Net loss per share

                  Net loss per share computations are based on the weighted average number of common shares outstanding during the year. There is no dilutive effect on net loss per share in 1998, 1997 or 1996 after the assumed exercise of stock options, warrants or convertible debentures.

3.       FIXED ASSETS

         ------------------------------------------------------------------------------------------------------------------
                                                                                                  1998
         ------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                                                               Depreciation
                                                                                                   and
                                                                               Cost            Amortization         Net
         ------------------------------------------------------------------------------------------------------------------
         Leasehold improvements                                               $20,429              $4,759          $15,670
         Furniture and fixtures                                                 9,041               4,362            4,679
         China, glassware and cutlery                                             508                   0              508
         Computer equipment                                                       598                 164              434
         ------------------------------------------------------------------------------------------------------------------
                                                                              $30,576              $9,285          $21,291
         -------------------------------------------------------------------------------------------------------------------
         ------------------------------------------------------------------------------------------------------------------
                                                                                                  1997
         ------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                                                               Depreciation
                                                                                                   and
                                                                               Cost            Amortization         Net
         -------------------------------------------------------------------------------------------------------------------
         Leasehold improvements                                               $14,393              $3,602           $10,791
         Furniture and fixtures                                                 6,962               3,529             3,433
         China, glassware and cutlery                                             467                   0               467
         Computer equipment                                                        72                  72                 0
         -------------------------------------------------------------------------------------------------------------------
                                                                              $21,894              $7,203           $14,691
         -------------------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)
4.       OTHER ASSETS

         -------------------------------------------------------------------------------------------------------------------
                                                                                                        1998           1997
         -------------------------------------------------------------------------------------------------------------------
         Deferred finance costs                                                                         $481           $338
         Rainforest Restaurant developments rights                                                       408            342
         Note receivable June 1, 2000 (note 14(c))                                                       350              0
         Prepaid interest (additional consideration for below market
           interest rate)                                                                                375            566
         Deferred franchise costs                                                                        273            216
         Trademark                                                                                       123            110
         Other                                                                                           202             49
         -------------------------------------------------------------------------------------------------------------------
                                                                                                      $2,212         $1,621
         -------------------------------------------------------------------------------------------------------------------

5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         -------------------------------------------------------------------------------------------------------------------
                                                                                                        1998           1997
         -------------------------------------------------------------------------------------------------------------------
         Trade payables                                                                                $2,251        $1,589
         Occupancy costs                                                                                  216           245
         Accrued salaries, wages and related taxes                                                        819           519
         Sales taxes                                                                                      311           264
         Construction, closing costs and other                                                          2,334         1,516
         -------------------------------------------------------------------------------------------------------------------
                                                                                                       $5,931        $4,133
         -------------------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)

6.       LONG-TERM DEBT

         -------------------------------------------------------------------------------------------------------------------
                                                                                                   1998               1997
         -------------------------------------------------------------------------------------------------------------------
           General  Electric  Investment  Private  Placement  Partners II, a limited             $13,500             $9,590
           partnership,   $9,000  U.S.   (CDN  $13,500)   convertible   subordinated
           debentures,  interest only at 5% per annum to November 1997, 6% per annum to  November  1998,  7% per  annum  to  November  1999  and 8% per  annum thereafter,  repayable in equal semi-annual  instalments of one eighth of
           the  principal   amount   outstanding   commencing   November   2001.  In
           consideration   for  the  below  market  interest  rates,  the  agreement
           provides for the issuance to the lender of 70,555  common  shares in each of 1996 and 1997 and 15,000 common  shares in each of 1998 and 1999.  The lender may exercise its conversion  privilege at any time on the basis of one share for each $5 U.S. of principal

           General  Electric  Investment  Private  Placement  Partners  II a limited               3,000                  0
           partnership  $2,000  U.S.  (CDN.  $3,000).  Bridge  loan due in June 2000
           (note 17)

           Toronto-Dominion  Bank  term  loans  repayable  over 3 years  in  monthly                  72                622
           instalments  of  $24  principal,  plus  interest at prime plus 0.75%, due
           March  1999, secured by a general  security agreement  with a first fixed and  floating  charge  over  all  the  Canadian  subsidiary's  assets, an assignment of the  Canadian  subsidiary's accounts  receivable, inventory and certain leasehold improvements

           Camdev  Properties  Inc.  -  repayable  in  monthly   instalments  of  $3                  33                 57
           including  interest  at 13%,  due August 1, 1999,  secured by a charge on certain leasehold improvements

           Viking  Rideau  Corporation  - without  interest,  repayable  in  monthly                   0                 10
           instalments  of $1,  due  October,  1998,  secured by a charge on certain leasehold improvements

                                                                                                  16,605             10,279
         -------------------------------------------------------------------------------------------------------------------
           Less:  Current portion                                                                    105                444
         -------------------------------------------------------------------------------------------------------------------
                                                                                                 $16,500             $9,835
         -------------------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars, except share prices)


6.       LONG-TERM DEBT (Continued)

         Long-term debt principal repayments due in each of the next five years and thereafter are approximately as follows:

           1999                                           $   105
           2000                                             3,000
           2001                                             1,688
           2002                                             3,375
           2003                                             3,375
           Thereafter                                       5,062
        -------------------------------------------------------------------------------------------------------------------
                                                          $16,605

7.       CAPITAL STOCK

         (a) In July 1997, the Company issued $2,000 U.S. ($2,740 CDN) of 6% convertible subordinated debentures. The net proceeds of $1,860 U.S. ($2,548 CDN) have been recorded as "other paid-in capital". The debentures are automatically converted into common shares on July 31, 2000 if they have not already been converted at that time. The Company has filed a registration statement with the Securities and Exchange Commission for 296,296 shares of common stock in respect to the shares to be issued upon conversion under the conversion formula. As at December 27, 1998, $1,384 U.S. principal amount of the debentures plus accrued interest to that date have been converted by the holder into 317,721 common shares. The Company may redeem the debentures at any time at 115% of the principal amount being redeemed.

                  Subsequent to December 27, 1998, the Company reached an agreement to settle the balance of its 6% convertible subordinated debenture. The terms for repayment will be $240 U.S. ($360 CDN.) repayable in 1999, $320 U.S. ($480 CDN.)
                  repayable in the year 2000 and the balance in 2001. At any time the lender may convert the loan balance outstanding into shares of the Company at a conversion price of $2.00 U.S. per share.

         (b)      Stock option plans have been adopted as follows:

                  (i) The 1993 Founders' option plan set aside 100,000 common shares. Options on the entire 100,000 shares have been granted at $6.60 U.S. ($9.04 CDN.). These options become exercisable on the 5th through 9th anniversary date of granting. 43,750 of these options were cancelled through December 27, 1998.

                  (ii) The 1993 employee option plan set aside 100,000 common shares. Options have been granted for approximately 90,000 shares. All options expire on the 5th anniversary date of the grant. 17,833 of the options have been exercised through December 27, 1998 and 38,833 of the options were cancelled through December 27, 1998.

                  (iii) The 1997 employee option plan set aside 400,000 common shares. Options have been granted for 278,000 shares. All options expire on the 5th anniversary date of the grant. None have been exercised through December 27, 1998 and 41, 000 of the options were cancelled through December 27, 1998.

                  (iv) The 1993 directors' option plan set aside 20,000 common shares. All have been granted and none have been exercised through December 27, 1998.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars, except share prices)

7.       CAPITAL STOCK (Continued)

                  There are 1,312,584 (including the 925,000 options in (c) below) options outstanding at December 27, 1998 exercisable at various prices detailed in note 18(e).

         (c) During 1998, options for 945,000 common shares were granted to five key executives, four of whom commenced employment with the Company in 1997. None have been exercised and 20,000 of these options were cancelled through December 27, 1998.

         (d) During 1994, 63,500 shares were issued to a director at $4.75 U.S. per share. At December 27, 1998, $300 U.S. ($411 CDN.) of these proceeds were unpaid. The amount unpaid was charged to shareholders' equity in the 1994 fiscal year.

         (e) At December 27, 1998, warrants to purchase common shares were outstanding as follows:

               -------------------------------------------------------------------------------------------------------
                                                                                     Exercise
               Expiry Date                                                             Price                   Number
               -------------------------------------------------------------------------------------------------------
               2000                                                         $ 4.75 - $ 5.25 U.S.               144,500
               2001                                                                  $ 8.16 U.S.                 6,125
               2002                                                                  $ 3.00 U.S.                20,000
               2002                                                                  $ 4.91 U.S.               977,597
               2002                                                                  $ 3.84 U.S.               703,125
               -------------------------------------------------------------------------------------------------------
                                                                                                             1,851,347
               --------------------------------------------------------------------------------------------------------

                  These warrants are subject to an anti-dilution provision, which provides for an adjustment to the exercise price to take into consideration the issue of other shares, or securities convertible into shares, at prices below the existing exercise price. In addition the number of shares issued on exercise may increase such that the total dollar amount paid on exercise of these warrants will be the same at all times regardless of the exercise price.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)

8.       BUSINESS ACQUISITION

         Effective October 9, 1996, the Company acquired all the issued and outstanding shares of Alamo Grill, Inc. ("Alamo") for $734 cash and 147,059 shares. The acquisition was accounted for by the purchase method. The following pro-forma condensed consolidated income statement for the year ended December 31, 1996, which is unaudited, has been prepared giving effect to the acquisition of Alamo as if the transaction had taken place at January 1, 1996. Actual figures for 1998 and 1997 are included for comparative purposes.

                                                                                1998                1997                1996
           -----------------------------------------------------------------------------------------------------------------
           Sales                                                            $42,630             $34,231             $31,851
           Restaurant  expenses  (including   depreciation  and             38,860              32,018              29,826
           amortization  of $2,525 in 1998;  $1,965 in 1997 and
           $1,641 in 1996)

           General,  administrative  expenses  and other  costs              4,699               3,629               3,262
           (including  interest on long-term  debt of $1,085 in
           1998, $504 in 1997 and $462 in 1996)

           Net loss                                                        $  (929)            $(1,416)            $(1,237)
           -----------------------------------------------------------------------------------------------------------------
           Net loss per common share                                       $ (0.29)            $ (0.48)            $ (0.44)

9.       FINANCIAL INSTRUMENTS

         (a)      Fair value

                  The carrying value of cash and term deposits, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

                  The carrying value of the term loan from Toronto-Dominion Bank approximates its fair value because interest is based on the prime rate.

                  The carrying values of convertible subordinated debentures held by General Electric Investment Private Placement Partners II approximate their fair value because the interest payments over the term of the debentures approximated market rates when the agreements were finalized.

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)

9.       FINANCIAL INSTRUMENTS (Continued)

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

10.      CONTINGENCIES

         (a) The Company was a party to two ten year lease agreements with Shilo Hotels ("Shilo") relating to facilities located at Yuma, Arizona and Pomona, California respectively. The Company asserted certain claims against Shilo by reason of the lease agreements. Shilo, in turn, asserted claims against the
                  Company and commenced litigation, still pending, in the Superior Court, State of Arizona, County of Yuma. In the action, Shilo seeks general and special damages amounting to approximately $2,560 U.S. ($3,486 CDN.) for alleged breach of the lease agreements at Yuma and Pomona. In management's opinion, the Company has potential valid defenses and mitigation of damage claims against Shilo, as well as potential counterclaims. A provision of $647 Cdn. has been made for potential damages from this action along with legal and closing costs. Should any recovery or further loss result from the resolution of this claim, such loss or recovery will be recognized in that period in which it becomes both probable and estimable.

         (b) In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ontario Ministry of Revenue regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The reassessment has been under appeal since 1989. The amount of tax reassessed was $209. Including interest accrued retroactively since 1984, the total amount disputed at December 27, 1998 approximates $785.

                  Legal counsel is of the opinion Revenue Canada's position will not likely be upheld by the courts.

                  When the outcome of the appeal is resolved, the tax liability, if any, will be recorded as an element of the income tax expense for the year it is settled.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)

11.      COMMITMENTS

         (a) The subsidiaries are committed to leases on their restaurant locations extending into the 2014 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:

                    --------------------------------------------------------------------------------------------------------
                    1999                                                                                             $3,769
                    2000                                                                                              4,663
                    2001                                                                                              4,625
                    2002                                                                                              4,379
                    2003                                                                                              4,132
                    2004 to 2014 inclusive                                                                           26,283
                                                                                                                    $47,851
                    --------------------------------------------------------------------------------------------------------

                  Each of the aforementioned leases provide for the payment of additional rent based on percentages of gross annual revenue in excess of minimum rents, or other graduated formulae derived from gross revenue as defined in the particular lease agreements. The percentages range from 6% to 11%.

         (b) The Company has committed, through its joint venture agreement with Rainforest Cafe Inc., to open a minimum of five Canadian Rainforest restaurants by March, 2001. In 1998 the first restaurant opened in Vancouver, B.C. at a total cost of approximately $6 million, the second restaurant located in Scarborough, Ontario opened subsequent to the year-end. The total cost incurred to December 27, 1998 approximates $3 million and at December 27, 1998 the joint venture was committed under the construction contract to spend approximately an additional $2.5 million to complete construction (50% of this commitment is attributable to the Company). Leases have been signed for two additional locations.

12.      RESTAURANT CLOSING COSTS, RETIRING ALLOWANCE AND OTHER COSTS

                                                                                    1998            1997            1996
         -----------------------------------------------------------------------------------------------------------------
         Restaurant Closing Costs
                    Disposal of assets and demolition costs relating                  $0            $330               $0
                    to   restaurant lease not renewed
         -----------------------------------------------------------------------------------------------------------------
         Retiring Allowance and Other Costs
           Senior executive retirement allowance                                      $0            $261               $0
           Other former employee costs                                                 0              86                0
                                                                                      $0            $347               $0
         -----------------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)

13.      INCOME TAX

         The Company has the following available tax losses, the benefits of which have not been recorded in these financial statements

         (i) Non-capital losses of approximately $5,960 which can be applied against future income for Canadian tax purposes up to and including 2005.

         (ii) Net capital losses of approximately $400 which can be applied against future capital gains income for Canadian tax purposes indefinitely.

         (iii) Operating losses of approximately $823 U.S. ($1,240 CDN.) which may be carried forward to apply against future years' income for United States income tax purposes expiring up to 2013.

14.      RELATED PARTY TRANSACTIONS

         (a) Two officers of the Company utilize personal service corporations to receive the income from their employment with the Company. Payments to these corporations as well as direct payments to these officers totalled $256 (1997 - $247) (1996 - $258).

         (b) A shareholder and a former director of the Company provides legal and consulting services to the Company. Fees for these services totalled $103 (1997 - $80) (1996 - $90).

         (c) The Company holds a non-interest bearing promissory note for $350 from a director and officer of the Company. 100,000 shares in the capital stock of the Company are pledged as security for payment of the note.

         (d) Accounts receivable at December 31, 1997 included $18,000 due from directors of the Company and $48,000 due from a company related to a director.

15.      GEOGRAPHIC SEGMENTED DATA

          ------------------------------------------------------------------------------------------------------------------
                                                                                 1998              1997              1996
          ------------------------------------------------------------------------------------------------------------------
          Sales to unaffiliated customers
          ------------------------------------------------------------------------------------------------------------------
            Canada                                                             $23,647            $21,227           $21,775
            United States                                                       18,983             13,004             7,509
          ------------------------------------------------------------------------------------------------------------------
                                                                               $42,630            $34,231           $29,284
          Income from restaurant operations
            Canada                                                              $2,224             $1,437            $1,419
            United States                                                        1,546                776               168
          ------------------------------------------------------------------------------------------------------------------
                                                                                 3,770              2,213             1,587
          Other charges                                                          4,699              3,629             2,761
          Net loss for year                                                     $(929)           $(1,416)          $(1,174)
          ------------------------------------------------------------------------------------------------------------------
          Identifiable assets
            Canada                                                             $14,072            $11,345            $8,930
            United States                                                       14,101             11,155             5,820
          ------------------------------------------------------------------------------------------------------------------
                                                                               $28,173            $22,500           $14,750
          ------------------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)

16.      UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. While the Company has a plan to address the Year 2000 Issue, it is not possible to be certain that all aspects of the issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

17.      SUBSEQUENT EVENTS

         Subsequent to December 27, 1998 the $2,000 U.S. (Cdn. $3,000) bridge loan disclosed in note 6 was converted into a convertible subordinated debenture after additional financing of $1,265 U.S. ($1,898 CDN.) was obtained. This convertible debenture is interest only at 8% per annum, payable in shares only, in quarterly instalments, principal due December 31, 2003. The lender may exercise its conversion privilege at any time based on the average market price of the previous 10 working days.

18. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP)

         (a)      Recent accounting pronouncements

                  (i)      Earnings per share

                           In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. The Company's adoption of FASB 128 for U.S. GAAP purposes results in no difference in net income (loss) disclosure.

                  (ii)     Income tax

                           Under Canadian GAAP, the future tax benefits related to the non-capital loss carry forwards have not been recorded in the accounts. Under U.S. GAAP, companies must follow the requirements of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires the use of the asset/liability method for measurement of tax liabilities, wherein deferred tax assets are recognized as well as deferred tax liabilities.

                           The Company has significant non-capital loss carryforwards (note 13). SFAS 109 would require the recognition of a long-term tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is expected that the entire amount of non-capital loss carryforwards will not be utilized, then a valuation allowance is applied to the asset to reasonably state the asset at its expected value. Under SFAS 109, disclosure of the amount of the valuation allowance is required. As of December 27, 1998 the valuation allowance is equal to 100% of the deferred tax net except for the amount recognized in income in note 18(b) for $486. Changes in the value of the deferred tax asset are recognized each year as income tax expense.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)

18. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP)

                  (iii) SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" were also issued in 1997. These standards, which became effective in 1998, expand or modify disclosures and, accordingly, will have no effect on the Corporation's consolidated financial position, results of operations or cash flows. Under U.S. GAAP, the Company would have reported comprehensive loss of $1,980.

                  (iv) In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 generally requires costs of start-up activities to be expensed instead of being capitalized and amortized and is required to be adopted no later than January 1, 1999. Under U.S. GAAP in fiscal 1999 the Company would be required to write-off pre-opening costs which amounted to $891 at December 27, 1998.

         (b)      Reconciliation   of  earnings   reported  in  accordance  with
                  Canadian GAAP and U.S. GAAP

                  -----------------------------------------------------------------------------------------------------------
                                                                      1998                 1997                 1996
                  -----------------------------------------------------------------------------------------------------------
                  Net loss - Canadian GAAP                                   $(929)             $(1,416)            $(1,174)
                  Adjustments increasing net loss

                  Amortization of improvement costs *                          (61)                (110)               (116)
                  Dividend  on paid-in  capital  that would be                (145)                 (76)                   0
                  treated as  interest  under U.S.  GAAP (note
                  7(a))

                  Income tax effect of adjustments                                0                    0                   0

                  Recognition   of   non-capital   loss  carry                  486                    0                   0
                  forwards **
                  -----------------------------------------------------------------------------------------------------------
                  Net loss U.S. GAAP                                         $(649)             $(1,602)            $(1,290)
                  -----------------------------------------------------------------------------------------------------------
                  Net loss per common share
                    Canadian GAAP                                          $ (0.29)             $ (0.48)            $ (0.44)
                  -----------------------------------------------------------------------------------------------------------
                    U.S. GAAP                                              $ (0.20)             $ (0.54)            $ (0.48)
                  -----------------------------------------------------------------------------------------------------------
                  Weighted average number of
                    shares outstanding                                    3,197,000            2,947,000           2,683,000
                  -----------------------------------------------------------------------------------------------------------
                  *        Under U.S.  GAAP,  amortization  of leasehold  improvement  costs would be  restricted to the term of the lease.
                  **       Carry forward loss that would be recorded as a deferred tax asset under U.S. GAAP.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars)

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

                                                                               1998               1997              1996
                    ------------------------------------------------------------------------------------------------------

                    Cash surrender value of life insurance                  $     0            $   15            $   45
                    ------------------------------------------------------------------------------------------------------
         (d)      Reconciliation of shareholders' equity reported in accordance with Canadian GAAP and U.S. GAAP

                                                                               1998               1997              1996
                    ------------------------------------------------------------------------------------------------------
                    Shareholders'   equity,  end  of  year  under           $ 8,261            $10,209           $ 7,928
                    Canadian GAAP

                    Cumulative  increase  in  net  loss  reported            (3,093)            (3,093)           (3,187)
                    under  Canadian  GAAP to net loss  under U.S.
                    GAAP

                    Other  paid-in  capital  under  Canadian GAAP              (844)            (2,421)                 0
                    (note 9(a))  treated as debt  obligation  for
                    U.S. GAAP

                    Beneficial  conversion feature of convertible              2,436              2,436             2,436
                    subordinated    debentures   (notes   7   and
                    18(d)(i))
                    ------------------------------------------------------------------------------------------------------
                    Shareholders'  equity, end of year under U.S.           $ 6,760            $ 7,131           $ 7,177
                    GAAP
                    ------------------------------------------------------------------------------------------------------

                  (i) The beneficial conversion feature of convertible subordinated debentures is accounted for as an interest expense at the date of issue of the security. This policy conforms to the accounting for these transactions announced by the SEC staff in March, 1997.

                           The reconciliation of shareholders' equity reported in accordance with Canadian GAAP and U.S. GAAP has been adjusted by $2,436 Cdn. to reflect this charge to income and increase in capital in 1995.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 27, 1998, December 31, 1997 and 1996
(Canadian Dollars)
(In Thousands of Dollars, except share prices)


18. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (e)      Stock options

                  The Company has granted founders, directors and certain employees stock options. Stock option activity is summarized as follows:

                                                                                    Number              Exercise Price
                                                                                   of Shares        (U.S.$)         (Cdn.$)
                  ----------------------------------------------------------------------------------------------------------
                  Balance outstanding, December 31, 1995                             173,800        $ 6.06 *         $ 8.30
                  1996 - Granted                                                      22,000            7.02           9.86
                  ----------------------------------------------------------------------------------------------------------
                  Balance outstanding, December 31, 1996                             195,800          6.19 *           8.47
                  1997 - Granted                                                     224,000            6.00           8.22
                  1997 - Exercised                                                  (17,833)          5.28 *           7.23
                  ----------------------------------------------------------------------------------------------------------
                  Balance outstanding, December 31, 1997                             796,967          6.11 *           8.37
                  1998 - Granted                                                   1,050,000            6.52           9.79
                  1998 - Cancelled                                                 (139,383)            6.04           9.07
                  ----------------------------------------------------------------------------------------------------------
                  Balance outstanding, December 27, 1998                           1,312,584       $ 6.45  *           9.67
                  ----------------------------------------------------------------------------------------------------------

                  *        Weighted average exercise price.

                  In 1995 the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use. This measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. For U.S. GAAP purposes management accounts for options under APB Opinion No. 25. As option exercise prices approximated market price on the dates of grants no compensation expense has been recognized. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1998, 1997 and 1996 U.S. GAAP net loss per share would have been immaterial.

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

3.2      Articles of Association of Registrant                           *

3.3      Certificate of Amalgamation, dated                              *
         May 1, 1990, The Elephant and Castle
         Canada Inc.

4.1      Form of certificate evidencing shares                           *
         of Common Stock

4.2      Form of Underwriter's Warrant Agreement                         *
         between Registrant and the Underwriter

4.3      Form of Subordinated Convertible Note
         issued in Delphi Financing                                      X

4.4      Form of Noteholders Warrant issued in
         Delphi Financing                                                X

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

10.9     Abstract of Restaurant Lease relating to Holiday
         Inn, San Diego Lease                                            ****

10.10    Revised Lease Abstract of Restaurant Lease
         relating to Canadian Rainforest Restaurants,
         Inc. (Yorkdale)                                                 X

10.11    Revised Lease Abstract of Restaurant Lease
         relating to Canadian Rainforest Restaurants,
         Inc.(Montreal)                                                  X

10.12    Revised Lease Abstract of Canadian Rainforest
         Restaurants, Inc.(Burnaby, B.C.)                                X

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