Form 10-K/A
period 1998-12-28
ELEPHANT & CASTLE GROUP INC
filed 1999-05-12
CIK 899849

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A
                                 Amendment No. 1

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

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.  Not applicable.

                                    PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following persons are all of the directors and executive officers of the Registrant and the persons nominated to serve as such:

      Name                      Age                 Principal Occupation
      ----                      ---                 --------------------

Jeffrey M. Barnett(a)(b)         60         Chairman of the Board and Founder

Martin O'Dowd(a)(b)              51         President and Chief Executive
                                            Officer of the Company/Director

Colin Stacey                     59         Vice President and Chief Operating
                                            Officer of the Company/Director(c)

George W. Pitman                 57         Vice President of Design and
                                            Development/Director

William L. McEwen(a)(b)          74         Independent Entrepreneur, Real
                                            Estate and Telecommunications/
                                            Director

David Wiederecht(a)              43         Vice President, Alternative Invest-
                                            ments, GE Investment Corporation/
                                            Director

Anthony Mariani(b)               34         Vice President, Private Equities,
                                            GE Investment Corporation/Director

Rick Bryant                      45         Vice President and Chief Financial
                                            Officer of the Company/Interim
                                            Director(c)

Daniel DeBou                     48         Chief Accounting Officer of the
                                            Company

Paul Tilbury                     36         Vice President, Canadian Rainforest
                                            Restaurants, Inc.

---------------------
(a)  Audit Committee
(b)  Compensation Committee
(c) For certain technical reasons, Mr. Stacey has taken a leave of absence from service upon the Board and Mr. Bryant is serving as a director during Mr. Stacey's leave. See Board Composition below.

Board Composition

            The Company is incorporated under the laws of the Province of British Columbia, Canada. Such laws require that a majority of the members of the Board be Canadian. Currently, the elected Board consists of three Canadians (Messrs. Barnett, Pitman & McEwen) and four others (Messrs. O'Dowd, Wiederecht, Mariani and Colin Stacey, the Company's Chief Operating Officer). To address this issue, Mr. Stacey took a temporary leave of absence from service upon the Board. Mr. Rick Bryant, the Company's Chief Financial Officer, who holds Canadian citizenship, was elected initially by the remaining directors, and in 1998 by the shareholders of the Company to fill the interim vacancy. The intention of the Board, as a whole, is to add one or two additional outside directors and to specifically seek Canadians for such positions, and to otherwise comply with all applicable laws.


Executive Officers and Directors

            Jeffrey M. Barnett co-founded the predecessor of the Company in 1977 with his twin brother, Peter J. Barnett, and their long- time business colleague, Mr. George W. Pitman. Mr. Jeffrey M. Barnett has been Chairman of the Board of the Company since its inception, and was Chief Executive Officer until March of 1998.

            Martin O'Dowd was first elected to the Board of Directors of the Company in June of 1995, initially serving solely as an outside director. In August of 1997, Mr. O'Dowd was elected to serve as President of Elephant & Castle International, Inc., a wholly-owned Minneapolis, MN based subsidiary of the Company engaged in managing the Company's U.S. based restaurants and exploring franchising opportunities. On March 19, 1998, Mr. O'Dowd was elected President and Chief Executive Officer of the Company. Mr. O'Dowd was, until April 28, 1997, President and Chief Operating Officer of Rainforest Cafe, Inc., Minneapolis, MN. The Company has a substantial joint venture with Rainforest Cafe Inc. ("RCI") relating to the operation of Canadian Rainforest Restaurants, Inc. Mr. O'Dowd has no interest, other than as a director, officer, employee and shareholder of the Company, in Canadian Rainforest Restaurant, Inc. although he is a shareholder of RCI dating back to his prior service with such entity. From July 1987 to May 1995, Mr. O'Dowd was Corporate Director of Food and Beverage Services for Holiday Inn Worldwide. Previously, he served as Vice President and General Operations Manager for the Hard Rock Cafe Organization.

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

            George W. Pitman, Vice President - Design and Development, is one of the founders of the Company and serves as a key executive and a director of the Company since its formation.

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

            Richard Hugh Bryant, Vice President and Chief Financial Officer of the Company since November of 1997. Prior to joining the Company, Mr. Bryant was Chief Financial Officer of Keg Restaurants Limited, a subsidiary of Whitbread PLC from August of 1993 to June of 1997. Prior thereto, he served as financial controller of the Whitbread Beer Company, a division of Whitbread PLC, from June of 1990 until August of 1993.

            Daniel DeBou, Chartered Accountant, has been the Chief Accounting Officer of the Company since January 1, 1993. Prior to joining the Company, Mr. DeBou was employed from 1978 to 1992 in various financial capacities with Woodward Stores Limited, a publicly-owned company traded on the Toronto Stock Exchange and engaged in the operation of department and specialty stores.

            Paul Tilbury, formerly Vice President of Operations, is currently serving as Vice President of Canadian Rainforest Restaurants, Inc., a jointly owned subsidiary of the Company and Rainforest Cafe, Inc. Mr. Tilbury is the nephew of Mr. Jeffrey M. Barnett.


Meetings, Attendance, Committees

            The Board of Directors of the Company held eight (8) regular meetings in 1998. The Board maintains two standing committees: the Compensation Committee and the Audit Committee. Each incumbent director attended at least 75% of the aggregate of: (1) the total number of Board meetings held during the period he was a director; and (2) the total number of meetings held by all Committees of the Board on which he served during such period.

            It is the function of the Compensation Committee to review the Company's remuneration policies and practices, administer certain of the Company's incentive compensation and stock option plans, and establish the salaries of the executive officers of the Company. Messrs. Jeffrey M. Barnett, William McEwen, Martin O'Dowd and Anthony Mariani have heretofore served as the Compensation Committee. It is the function of the Audit Committee to review the external audit programs of the Company and to make recommendations to the Board of Directors of the Company concerning its appointment of independent auditors, the conduct of the audit and related matters. Messrs. Jeffrey Barnett, William McEwen, Martin O'Dowd and David Wiederecht currently serve as the Audit Committee. The Committees meet separately from, but on the same days as, regularly scheduled Board meetings. The Company does not maintain a nominating committee or one performing a similar function.

            Compliance with Section 16(a) of the Exchange Act. Based upon a review of Forms 3 & 4 and amendments thereto filed by each person who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Registrant, all such persons have timely filed all reports required by Section 16(a) during the most recent fiscal year.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table sets forth a summary of the compensation of the Chief Executive Officer of the Company and the four other most highly paid executive officers of the Company serving as such as of the end of the last fiscal year for their services rendered during fiscal years 1998, 1997 and 1996 All figures are in Canadian dollars. The relative value of the Canadian dollar compared to the U.S. dollar fluctuates from time to time. During 1998 the average value was each CDN $1.00 equals U.S. $1.44.

                                  Base                              All Other
                                 Salary            Bonuses       Compensation(1)
                                 ------            -------       ---------------
Jeffrey M. Barnett,
Chairman

            12/27/1998        CDN $167,178            -0-             45,398
            12/31/1997             164,373            -0-             45,398
            12/31/1996             152,361            -0-             25,026


Martin O'Dowd,
Chief Executive Officer
  and President

            12/27/1998        CDN $247,801         72,000                -0-
            12/31/1997              59,278            -0-                -0-
            12/31/1996                 N/A


Richard Bryant,
Chief Financial Officer

            12/27/1998       CDN $132,125             -0-               -0-
            12/31/1997             20,833             -0-               -0-
            12/31/96                 ----             -0-               -0-

--------
         (1) The principal items of other compensation consists of life insurance premiums paid on life insurance policies on which the families of the insured are the sole beneficiaries. Also includes, in 1998 and 1997, certain travel and entertainment perquisites deemed to be of a compensatory nature. In addition, Mr. Jeffrey M. Barnett is the owner of an apartment in Toronto, Canada used by the Company for various business purposes. During 1998, the Company paid CDN $2,500 per month for the use thereof no part of which has been accounted for as other compensation. The arrangement terminated at the end of 1998.

                                  Base                              All Other
                                 Salary            Bonuses       Compensation(1)
                                 ------            -------       ---------------
George W. Pitman
Vice President,
Design and Development

            12/27/1998        CDN $102,590             -0-             ------
            12/31/1997              99,750             -0-             ------
            12/31/1996              99,750             -0-             ------

Paul Tilbury
Vice President
Canadian Rainforest

            12/27/1998        CDN $ 86,359             -0-            $4,094
            12/31/1997              58,052             -0-            ------
            12/31/1996              58,052             -0-            ------


            The Company currently does not maintain, and none of its executive officers are eligible for, deferred compensation, long-term incentive plan payouts, restricted stock awards, or other similar compensatory arrangements.


Employment Agreements

            During 1993, the Company entered into five-year employment agreements, subsequently extended for one year, with the personal service corporations of Messrs. Jeffrey M. Barnett and George W. Pitman. The agreements initially provided Mr. Jeffrey M. Barnett and Mr. George P. Pitman with base salaries of CDN $135,000 and CDN $95,000, respectively, with certain defined cost of living increases. Under their agreements, which expire in June of 1999, Messrs. Jeffrey M. Barnett and Pitman are entitled to other specified benefits such as an automobile allowance, reimbursement of business expenses, and health, life and disability insurance.


Founders Retention Plan

            In 1993, the Board of Directors and the shareholders of the Company adopted a plan pursuant to which Jeffrey M. Barnett and George W. Pitman were granted options to purchase an aggregate of 56,250 Common Shares of the Company (43,750 as to Mr. Barnett and 12,500 as to Mr. Pitman). The options are exercisable at U.S. $6.60 per share as to 20% of the shares pursuant to each Option Grant as of the 5th, 6th, 7th, 8th and 9th annual anniversaries of the grant date subject to the Optionee's continued employment by the Company on such dates.

Employee Stock Option, and Stock Compensation Plans.

            The Board of Directors of the Company has adopted two Stock Plans, and the shareholders have ratified such plans: They are the 1993 Stock Option Plan and the 1997 Stock Compensation Plan.

            Under the 1993 Stock Option Plan, options may be granted to key salaried management and administration employees. Messrs. Jeffrey M. Barnett, Peter J. Barnett and George W. Pitman are not eligible for grants under this Plan. 100,000 shares were initially set aside for grants pursuant to the 1993 Plan. 400,000 shares were set aside pursuant to the 1997 Stock Compensation Plan. Options granted pursuant to both Plans vest 1/3 after 18 months; 2/3 after 30 months; and as to the balance, after 42 months. All options expire on the fifth annual anniversary of the date of grant. 105,000 options were granted to employees during 1998 pursuant to the 1997 Plan. No employee stock options were exercised under either Plan during the most recent year.

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

            No persons who are officers or directors either received any grants or exercised any options under either Plan during fiscal 1998.


Non-Plan Options

            During 1998, options for 945,000 Common Shares were granted to five key executives, four of whom commenced employment with the Company in 1997. None have been exercised and 20,000 of these options were canceled through December 27, 1998.

Total Options/Weighted Average Exercise Price

            Including the 925,000 remaining non-plan options granted in 1998, as of the current date, there are an aggregate of 1,312,584 options outstanding at December 27,1998 exercisable at various prices at a weighted average exercise price of U.S. $6.45 per share.


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

Compensation Committee Interlocks and Insider Participation

            Anthony Mariani, an outside director, is currently serving as Chairman of the Compensation Committee. Messrs. McEwen, Mariani and Wiederecht are outside directors. The Company intends to pursue a policy of having directors unaffiliated with management to constitute a majority of the full Board, and at least one half of the members of the Compensation Committee and the Audit Committee. Filling vacancies on the Board requires finding Canadian citizens willing to so serve, since the Board of any corporation organized under the laws of British Columbia must consist of a majority of Canadian citizens. There are no interlocks among the members of the Compensation Committee.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

            The Registrant is a corporation organized under the laws of the Province of British Columbia, Canada. It has one class of Common Shares outstanding.

            As of the close of business on March 31, 1999, 3,392,797 Shares were issued and outstanding. The following table sets forth, as of such date, information relating to the beneficial ownership of the Company's Common Shares by each person known to the Company to be beneficial owner of more than 5% of the Common Shares, by each director, by each of the named executive officers and by all directors and executive officers as a group:

                                                             Approximate
                                                             Percentage of
    Name and Address                   Number of Shares    Outstanding Shares(4)
    ----------------                   ----------------    ---------------------
Jeffrey M. Barnett(1)(2)                     562,375               16.6%

Peter J. Barnett(3)                          550,375               16.2%

George W. Pitman(1)(2)                       129,250                3.8%

William C. McEwen(1)(4)                        7,100                  *

Martin O'Dowd(1)(4)                           23,960                  *

David Wiederecht(1)(5)                          ---                   *

Anthony Mariani(1)(5)                           ---                   *

Colin Stacey                                    ---                   *

Richard Bryant                                  ---                   *

Daniel DeBou(4)                               33,200                  *

Paul Tilbury(4)                               42,000                1.2%

General Electric
  Investment Private
  Placement Partners II(6)                   299,721                8.8%

All Directors and Executive
Officers as a Group

---------------
*           = less than one percent.
(1)         Each person is a director.
(2) Excludes an aggregate of 56,250 shares subject to conditional options issued to the founders of the Company prior to the public offering pursuant to a Founders Retention Plan.
(3) Includes 50,000 shares transferred by Mr. Peter Barnett to his children.
(4) Includes all vested options granted to such persons pursuant to the 1993 Employee Stock Option Plan and/or the 1997 Stock Compensation Plan, and otherwise than pursuant to such plans. Excludes all such options which have not yet vested.
(5) Messrs. Wiederecht and Mariani are employed by a fund, the holdings of which are separately stated herein.
(6) Excludes up to 4,508,000 additional Shares subject to Warrants and conversion of Subordinated Convertible Debentures currently held by the Fund.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the first quarter of 1998, the Audit Committee of the Board of Directors determined that there was reasonable cause to believe that certain vendor rebates earned by the Company and certain income due to the Company from the lease of table games were paid to, or used by, one or more officers or other employees of the Company without proper authorization or appropriate accounting for such rebates. The Audit Committee thereupon authorized an inquiry to be made initially under the aegis of the Registrant's counsel, and a forensic accountant.

As a result of this inquiry, which concluded during 1998, the company renegotiated certain purchase contracts, and modified its purchasing practices with the objective of preventing further such occurrences. The Company employed independent counsel to resolve possible claims relating to the subject vendor rebates and table game income by a settlement which provides for a recovery to the Company of $350,000, no part of which has been received to date.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)  See Index to Exhibits, attached.
         (b) During the last quarter of the period covered by this report, the Registrant filed reports on Form 8-K as follows:

         Report dated December 22, 1998 relating to $2,000,000 Exchange Note Agreement with GEIPPP II.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K-A to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  Elephant & Castle Group Inc.

By    /s/Jeffrey Barnett
      ------------------
      Jeffrey Barnett, Chairman of the Board of Directors

Date  May 6, 1999

By    /s/Martin O'Dowd
      ----------------
      Martin O'Dowd, President, Chief Executive Officer/Director

Date  May 3, 1999

            In   accordance   with  the  Exchange  Act,  this  report  has  been
additionally signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By    /s/Rick Bryant
      --------------
      Rick Bryant, Chief Financial Officer/Interim Director

Date  May 5, 1999

By    /s/Daniel DeBou
      ---------------
      Daniel DeBou Chief Accounting Officer

Date  May 5, 1999

By    /s/George Pitman
      ----------------
      George Pitman, Director

Date  May 6, 1999

By   /s/William McEwen
     -----------------
     William McEwen, Director

Date  May 6, 1999

By    /s/David Wiederecht
      -------------------
      David Wiederecht, Director

Date  May 6, 1999

By    /s/Anthony Mariani
      ------------------
      Anthony Mariani, Director

Date  May 6, 1999

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

----------------------
X Filed with the Company's 1998 10-K.

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