Form 10-Q
period 1999-03-28
ELEPHANT & CASTLE GROUP INC
filed 1999-05-12
CIK 899849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the quarterly period ended March 28, 1999

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to _______________________

                        Commission file number 33-60612

                          ELEPHANT & CASTLE GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               BRITISH COLUMBIA                             NOT APPLICABLE
--------------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

 Suite 500, 856 Homer Street, Vancouver, BC, Canada           V6B 2W5
--------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

                   (Issuer's telephone number) (604) 684-6451
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [ X ]  Yes    [   ]  No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                             [   ] Yes     [   ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Shares at March 31, 1999:
3,392,797

                          ELEPHANT & CASTLE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                               (Canadian Dollars)
                            (In Thousands of Dollars)
                                   (Unaudited)


                                         March 28/99   March 29/98  December 27, 1998
                                         -----------   -----------  -----------------
ASSETS
Current
   Cash ..............................     $  2,129      $  3,449      $  2,468
   Accounts Receivable ...............          724           763           557
   Inventory .........................          855           617           808
   Deposits & Prepaids ...............          397           761           517
   Pre-Opening Costs .................          984           395           891
                                           --------      --------      --------
                                              5,089         5,985         5,241

Fixed Assets .........................       22,241        14,713        21,291
Goodwill .............................        2,028         2,105         2,053
Other Assets .........................        2,616         1,409         2,212
                                           --------      --------      --------
                                             31,974        24,212        30,797
                                           --------      --------      --------

LIABILITIES
Current
   Accounts Payable ..................        6,445         4,275         5,931
   Current Portion of Long Term Debt .          273           443           105
                                           --------      --------      --------
                                              6,718         4,718         6,036

Long Term Debt .......................       18,532         9,723        16,500

                                           --------      --------      --------
                                             25,250        14,441        22,536
                                           --------      --------      --------

SHAREHOLDERS' EQUITY
Capital Stock ........................       13,197        11,228        12,982
Other Paid-In Capital ................            0         2,421           844
Deferred Exchange Adjustment .........       (1,114)            0        (1,051)
Retained Earnings ....................       (5,359)       (3,878)       (4,514)
                                           --------      --------      --------
                                              6,724         9,771         8,261
                                           --------      --------      --------

                                           $ 31,974      $ 24,212      $ 30,797
                                           --------      --------      --------

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Canadian Dollars)
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                           Thirteen Weeks Ended
                                                          March 28,     March 29,
                                                            1999          1998
                                                          -------       -------
OPERATING ACTIVITIES

NET INCOME (LOSS) ..................................      ($  704)      ($  438)
   Add: Items not involving cash ...................        1,049           565
                                                          -------       -------
                                                              345           127
                                                          -------       -------
CHANGES IN NON-CASH WORKING CAPITAL
      Accounts receivable ..........................         (168)          (92)
      Inventory ....................................          (47)           66
      Deposits and prepaid expenses ................          120          (169)
      Accounts payable and accrued liabilities .....          514           142
                                                          -------       -------
                                                              419           (53)
                                                          -------       -------

                                                              764            74
                                                          -------       -------
INVESTING ACTIVITIES
   Acquisition of fixed assets .....................       (1,620)         (478)
   Acquisition of other assets, including pre-
           opening costs ...........................         (514)         (132)
                                                          -------       -------
                                                           (2,134)         (610)
                                                          -------       -------
FINANCING ACTIVITIES
   Deferred finance charges ........................         (436)            0
   Proceeds from long-term debt ....................        1,899             0
   Repayment of long-term debt .....................         (432)         (112)
                                                          -------       -------
                                                            1,031          (112)
                                                          -------       -------

(DECREASE) IN CASH DURING PERIOD ...................         (339)         (648)

CASH AT BEGINNING OF PERIOD ........................        2,468         4,097
                                                          -------       -------

CASH AT END OF PERIOD ..............................      $ 2,129       $ 3,449
                                                          -------       -------

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Canadian Dollars)
                            (In Thousands of Dollars)
                                   (unaudited)

                                                   Thirteen          Thirteen
                                                  Weeks Ended       Weeks Ended
                                                   March 28,         March 29,
                                                     1999               1998
                                                 -----------        -----------
SALES ....................................       $    12,205        $     9,282
                                                 -----------        -----------

RESTAURANT EXPENSES
  Food and Beverage Costs ................             3,476              2,672
  Restaurant operating expenses
    Labour ...............................             3,933              3,092
    Occupancy and other ..................             3,121              2,431
  Depreciation and Amortization ..........               916                553
                                                 -----------        -----------
                                                      11,446              8,748
                                                 -----------        -----------

INCOME FROM RESTAURANT OPERATIONS ........               759                534

GENERAL AND ADMINISTRATIVE EXPENSES ......               956                771

INTEREST ON LONG TERM DEBT ...............               507                201
                                                 -----------        -----------

NET LOSS FOR THE PERIOD ..................       ($      704)       ($      438)
                                                 -----------        -----------




Average number of shares outstanding .....         3,345,155          3,044,630

Loss per share ...........................       ($     0.21)       ($     0.14)


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (Canadian Dollars)
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                         Thirteen Weeks Ended
                                                      March 28,        March 29,
                                                        1999             1998
                                                      --------         --------
Balance at beginning of period ...............        $  8,261         $ 10,209

   Convert other paid-in capital to
        convertible debentures ...............            (928)               0
   Issue of shares on
        conversion of debentures .............             195                0
   Currency translation adjustment ...........              21                0
   Redemption premium ........................            (121)               0
   Net loss ..................................            (704)            (438)
                                                      --------         --------

Balance at end of period .....................        $  6,724         $  9,771
                                                      --------         --------


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
             THIRTEEN WEEKS ENDED MARCH 28, 1999 and MARCH 29, 1998
                               (Canadian Dollars)
                            (In Thousands of Dollars)
                                   (Unaudited)



1. The accompanying interim financial statements for the thirteen week periods ended March 28, 1999 and March 29, 1998 have been prepared by management and have not been audited. In the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation in Canada. Operating results for the interim periods are not indicative of the results of any other interim periods or for the full year.

2. Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10K for the Year Ended December 27, 1998, as filed with the Securities and Exchange Commission):

                                                    Thirteen weeks ended
                                              March 28, 1999       March 29, 1998

NET LOSS - CANADA ....................         ($      704)         ($      438)

ADJUSTMENTS:

Amortization of leasehold
     improvement costs ...............                 (15)                 (11)
Pre-opening costs ....................                 (95)                   0
Dividend on paid-in capital ..........                  (7)                 (36)
Recognition of non-capital
     loss carry forwards .............                 242                  146
                                               -----------          -----------

NET LOSS - United States .............         ($      579)         ($      339)
                                               -----------          -----------

NET LOSS PER COMMON SHARE

Canada ...............................         ($     0.21)         ($     0.14)

United States ........................         ($     0.17)         ($     0.11)

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING: ................           3,345,155            3,044,630

3. On February 1, 1999 the Company completed a US $1,265 (CDN $1,898) convertible debenture financing with a group of private investors. The debentures have a five year term, bear interest at 8%, payable in shares at the Company's option, and are convertible into shares of the Company at US $2.00 (CDN $3.00) per share. At the same time, the US $2,000 (CDN $3,000) bridge loan due to General Electric Private Placement Partners II, due in June 2000 was converted to convertible debentures on identical terms.

4. In March, 1999 the Company reached an agreement with the holders of its 6% convertible subordinated debentures (recorded as "other paid-in capital) to settle the balance not already converted into Common Shares. The terms of repayment are US $240 (CDN $360) repayable in 1999, US $320 (CDN $480) repayable in 2000 and the balance in 2001, subject to earlier conversion at US $2.00 (CDN $3.00) per share. As of March 28, 1999, US $240 (CDN $360)
     had been  repaid  and US $130 (CDN  $195) had been  converted  into  Common
     Shares.

5. The financial statements include the results of operations for new locations in Vancouver BC (joint venture Canadian Rainforest Cafe, opened June 12, 1998); Philadelphia PA (twin Elephant & Castle/Alamo Grill, opened November 13, 1998); and Scarborough (Toronto) ON (joint venture Canadian Rainforest Cafe, opened February 4, 1999). The comparative figures include results of operations for London ON (franchised to existing location managers on September 28, 1998).

6. Certain comparative figures have been reclassified to conform to the current period's presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended March 28, 1999 (unaudited) vs. Thirteen Weeks Ended March 29, 1998 (unaudited)

Net Income

For the thirteen weeks ended March 28, 1999, the Company's net loss was CDN $704,000 compared to CDN $438,000 for the corresponding period in 1998. Loss per share for the current period was CDN ($0.21), compared to CDN ($0.14) in 1998. The average number of shares outstanding increased from 3,044,630 in 1998 to 3,345,155 for the current period.

Sales

Sales increased 31.5% during the thirteen weeks ended March 28, 1999 to CDN $12,205,000 from CDN $9,282,000 for the comparable period in 1998. The 1999 figure includes sales for three new locations: Rainforest - Vancouver BC (opened June 12, 1998); Philadelphia PA (opened November 13, 1998); and Rainforest - Toronto (Scarborough) ON (opened February 4, 1999). The company disposed of its London, Ontario location, by way of a franchise agreement with two of its location managers, on September 28, 1998.

For the thirteen Canadian locations open throughout both periods, sales for the thirteen weeks ended March 28, 1999 totaled CDN$4,785,000 and were up 2.1% compared to the thirteen weeks ended March 29, 1998. This was the fifth consecutive quarter of same store sales growth in Canada. For the six US locations open throughout both periods, sales for the 1999 period were US$3,137,000 and were 1.0% down from the 1998 period.

Sales at the two Rainforest Cafe locations - Vancouver and Toronto - have met or exceeded expectations. Early sales performance at the new Philadelphia `twin' location has been disappointing.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 28.5% for the thirteen weeks ended March 28, 1999 compared to 28.8% for the thirteen weeks ended March 29, 1998. The improvement is a continuation of a trend the Company has been experiencing for the past nine quarters.

Labour and Benefits Costs

Labour and benefits decreased from 33.3% of sales in 1998 to 32.2% for the current period. Again, this is the continuation of a downward cost trend, driven by improved cost management techniques as well as the opening of higher volume stores.

Occupancy and Other Operating Costs

Occupancy and other operating expenses decreased as a percentage of sales from 26.2% in 1998 to 25.6% for the current period. Per store occupancy costs have risen as a result of opening larger Rainforest facilities in high traffic, high profile sites.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 7.5% of sales for the current period from 6.0% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, is the major driver of the cost increase. In dollar terms, depreciation and amortization increased to CDN $916,000 in 1999 from CDN $553,000 in 1998 as the company continues to opens new locations.

General and Administrative Costs

General and administrative costs decreased from 8.3% of sales in 1998 to 7.8% in the current period. Scale economies are now being achieved as new restaurants are opened without commensurate increases in general and administrative costs. The Company believes this trend will continue and its long term general and administrative expense percentage will be brought down to under 7.0%.

Interest on Long Term Debt

During 1998 the Company completed two US $2,000,000 (CDN $3,000,000 each, for a total of CDN $6,000,000 at current conversion rates) financings with General Electric Investment Private Placement Partners, II, a U.S. based limited partnership with which it had previously arranged US $7,000,000 (CDN
$10,500,000, also at current conversion rates) financing. The former US $2,000,000 (CDN $3,000,000) was drawn down against a previously negotiated US $9,000,000 (CDN $13,500,000) facility. The latter US $2,000,000 (CDN $3,000,000)
was a bridge loan, which was converted into a convertible debenture as part of a new financing (see below).

In February, 1999, the Company completed a US $1,265,000 (CDN $1,898,000) convertible debenture financing with a group of private investors. The US $ 2,000,000 (CDN $3,000,000) bridge loan from GEIPPP II was rolled into convertible debentures on identical terms, to give a total of US $ 3,265,000 (CDN $4,898,000) new debentures.

The funds raised were used primarily to construct the new Canadian Rainforest Cafe operations, plus the new Elephant & Castle/Alamo twin operation in Philadelphia, PA.

As a result of this additional long term debt, interest expense in the 1999 period was substantially higher than 1998, and will continue to be higher than the comparable quarters for the rest of 1999.

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($704,000) for the 1999 period compared to a loss of CDN ($438,000) for the 1998 period. As discussed above, the Company realized positive impacts from higher sales and its key operating cost ratios, partially offset by higher pre-operating costs, contributing to an increase in Income from Restaurant Operations to CDN $759,000 for the 1999 period from CDN $534,000 in 1998. This was offset by higher general and administrative costs and interest expense, resulting in the overall increase in the net loss for the period.

Income Taxes

The Company incurred a loss in the thirteen week period ended March 28, 1999 and therefore has no tax liability. The Company also has loss carry-forwards that will reduce its effective tax rate in future periods.

Liquidity and Capital Resources

Changes in non-cash working capital items resulted in a net source of funds of CDN $419,000 in the thirteen week period ended March 28, 1999, compared to a net use of funds of CDN $53,000 in the thirteen week period ended March 29, 1998. The principal source in 1999 was an increase in accounts payable related to the two newest locations.

The Company's cash balance as of March 28, 1999 was CDN $2,129,000 compared to CDN $3,449,000 on March 29, 1998. The Company invested CDN $1,620,000 in fixed assets during the 1999 period, principally in the Rainforest Joint Venture. New financing, net of financing costs and repayments of debt, generated CDN $1,031,000 of funds. The Company's current cash position, together with the cash being generated from its restaurant operations, will be sufficient to fund its 1999 capital expansion program.

YEAR 2000

The Company continues to address its state of readiness with regards to the Year 2000 (Y2K) problem. It does not foresee any material negative impacts related to Y2K. The Company is following these steps to ensure a smooth transition:

         - all new computer hardware and software being purchased is certified as Y2K compliant.
         - Point of Sale equipment has been assessed. Replacement systems will be installed in two locations in the second quarter of 1999, at a cost estimated not to exceed CDN $50,000 in total. Work is proceeding on schedule on minor upgrades on other systems (at costs ranging from less than CDN $500 to a high of CDN $3,000) and will be completed in the second quarter of 1999.
         - Banks and other service providers have given assurances of Y2K readiness.
         -    Payroll service providers have certified Y2K compliance.
         -    Key suppliers have given assurances of readiness.

The Company does not foresee any extraordinary disruption to its business related to Y2K.

Thirteen Weeks Ended March 29, 1998 (unaudited) vs. Three Months Ended March 31, 1997 (unaudited)

Net Income

For the thirteen weeks ended March 29, 1998, the Company's net loss was CDN $438,000 compared to CDN $377,000 for the corresponding period in 1997. Loss per share for the 1998 period was CDN ($0.14), compared to CDN ($0.13) in 1997. The average number of shares outstanding increased from 2,843,633 in 1997 to 3,044,630 in 1998.

Sales

Sales increased 18.5% during the thirteen weeks ended March 29, 1998 to CDN $9,282,000 from CDN $ 7,834,000 for the comparable period in 1997. The 1998 figure included sales for three new locations: Seattle, WA (opened August 29, 1997); Boston, MA (opened November 4, 1997); and Edmonton, AB (opened November 20, 1997). The Company closed a Vancouver, BC location during the corresponding period (February 28, 1997) and closed its Thunder Bay, ON location on August 31, 1997.

For the thirteen Canadian locations open throughout both periods, sales for the thirteen weeks ended March 29, 1998 totaled CDN $4,810,000 and were up 2.1% compared to the three month period ended March 31, 1997. For the four U.S. locations open throughout both periods, sales for the 1998 period were CDN $2,655,000 and were down 2.3% from the 1997 period.

For the new Seattle location, sales were at the lower end of the expected range. The new Boston location continued to exceed sales expectations by a significant amount. Sales at the new Edmonton location were increasing month over month since opening and recent sales were close to expectations.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 28.8% for the thirteen weeks ended March 29, 1998 compared to 29.1% for the three months ended March 31, 1997. The improvement was a continuation of a trend the Company had been experiencing for the past five quarters. Further improvements were expected as the results of its purchasing procedures review took full effect.

Labour and Benefits Costs

Labour and benefits decreased from 33.8% of sales in 1997 to 33.3% in 1998. Of the seventeen stores open throughout both periods, thirteen showed improved or steady labour percentages.

Occupancy and Other Operating Costs

Occupancy and other operating expenses decreased as a percentage of sales from 27.0% in 1997 to 26.2% for the 1998 period. The decrease was the result of lower occupancy rates at the Company's new locations. The Company's strategy continued to be to drive occupancy percentages down by opening new facilities at locations with controlled and favourable occupancy rates.

Depreciation and Amortization Expense

Depreciation and amortization costs decreased to 6.0% of sales for the 1998 period from 6.3% in 1997. In dollar terms, depreciation and amortization increased to CDN $553,000 in 1998 from CDN $496,000 in 1997 as the company continued to open new locations.

General and Administrative Costs

General and administrative costs increased from 7.3% of sales in 1997 to 8.3% in the 1998 period. During the second half of 1997 the Company hired three new executives as it developed the infrastructure necessary to allow the Company to expand and return to profitability. The Company also embarked on a franchise development program in 1997. The reader is referred to the Company's annual report for the year ended December 31, 1997 for additional details. These initiatives resulted in higher general and administrative costs. The Company believes its long term general and administrative expense percentage will be brought down to under 7.0% as new stores are added without incurring proportionate additional costs.

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

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($438,000) for the 1998 period compared to a loss of CDN ($377,000) for the 1997 period. As discussed above, the Company realized positive impacts from higher sales, improved food and beverage margins, lower labour percentages and reduced occupancy costs as a percentage of sales, all of which contributed to an increase in Income from Restaurant Operations to CDN $534,000 for the 1998 period from CDN $293,000 in 1997. This was offset by higher general and administrative costs and higher interest expense, resulting in the overall increase in the net loss for the period.

Income Taxes

The Company incurred a loss in the thirteen week period ended March 29, 1998 and therefor had no tax liability. The Company also had loss carry-forwards that will reduce its effective tax rate in future periods.

Liquidity and Capital Resources

Changes in non-cash working capital items resulted in a net use of funds of CDN $53,000 in the thirteen week period ended March 29, 1998, compared to a net use of funds of CDN $742,000 in the three month period ended March 31, 1997. The principal usage in 1997 was to reduce accounts payable. The 1998 accounts payable balance included commitments related to the Rainforest Joint Venture, which had the effect of offsetting the normal seasonal reduction of accounts payable for the 1998 period.

The Company's cash balance as of March 29, 1998 was CDN $3,449,000 compared to CDN 2,837,000 on March 31, 1997. The Company invested CDN $478,000 in fixed assets during the 1998 period, principally in the Rainforest Joint Venture. The Company would need additional financing to fund its planned capital requirements for the balance of 1998, again principally for the Rainforest Joint Venture. The Company anticipated it would be successful in raising the necessary funds.

                          ELEPHANT & CASTLE GROUP INC.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         On February 1, 1999 the Company completed a US $1,265,000 (CDN $1,897,500) convertible debenture financing with a group of private investors. The debentures have a five year term, bear interest at 8%, payable in shares at the Company's option, and are convertible into shares of the Company at US $2.00 (CDN $3.00) per share. At the same time, the US $2,000,000 (CDN $3,000,000) bridge loan due to General Electric Private Placement Partners II, due in June 2000 was converted to convertible debentures on identical terms.

         In March, 1999 the Company reached an agreement with the holders of its 6% convertible subordinated debentures (recorded as "other paid-in capital) to settle the balance not already converted into Common Shares. The terms of repayment are US $240,000 (CDN $360,000) repayable in 1999, US $320,000 (CDN $480,000 repayable in 2000 and the balance in 2001, subject to earlier conversion at US $2.00 (CDN $3.00) per share. As of March 28, 1999, US $240,000 (CDN $360,000) had been repaid and US $130,000 (CDN $195,000) had been converted into Common Shares.

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of matters to a vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits

         None

         Reports on Form 8-K

         None

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

                                                    ELEPHANT & CASTLE GROUP INC.
                                                    ----------------------------
                                                              (Registrant)


Date May 11, 1999
                                                      /s/Martin  O'Dowd
                                                      -----------------
                                                      Martin  O'Dowd,
                                                      President & C.E.O.

Date May 11, 1999                                     /s/ Richard Bryant
                                                      ------------------
                                                      Richard H. Bryant,
                                                      Chief Financial Officer