Form 10-Q
period 1999-06-27
ELEPHANT & CASTLE GROUP INC
filed 1999-08-11
CIK 899849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended June 27, 1999

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

                             [   ] Yes     [   ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Shares at June 27, 1999:
3,544,709

                               ELEPHANT & CASTLE GROUP INC.
                                Consolidated Balance Sheets
                                       June 27, 1999
                                     Canadian Dollars


                                            June 27/99       June 28/98   December 27, 1998

ASSETS
Current
   Cash ............................        1,345,000         3,709,000         2,468,000
   Accounts Receivable .............          737,000           778,000           557,000
   Inventory .......................          868,000           757,000           808,000
   Deposits & Prepaids .............          486,000           639,000           517,000
   Pre-Opening Costs ...............          636,000           405,000           891,000
                                         ------------      ------------      ------------
                                            4,072,000         6,288,000         5,241,000

Fixed Assets .......................       22,596,000        17,129,000        21,291,000
Goodwill ...........................        2,003,000         2,089,000         2,053,000
Other Assets .......................        2,628,000         1,992,000         2,212,000
                                         ------------      ------------      ------------
                                           31,299,000        27,498,000        30,797,000
                                         ------------      ------------      ------------

LIABILITIES
Current
   Accounts Payable ................        7,631,000         5,435,000         5,931,000
   Current Portion of Long Term Debt           71,000           443,000           105,000
                                         ------------      ------------      ------------
                                            7,702,000         5,878,000         6,036,000

Long Term Debt .....................       18,411,000        12,349,000        16,500,000

                                         ------------      ------------      ------------
                                           26,113,000        18,227,000        22,536,000
                                         ------------      ------------      ------------

SHAREHOLDERS' EQUITY
Capital Stock ......................       13,652,000        11,235,000        12,982,000
Other Paid-In Capital ..............                0         2,421,000           844,000
Deferred Exchange Adjustment .......         (939,000)                0        (1,051,000)
Retained Earnings ..................       (7,527,000)       (4,385,000)       (4,514,000)
                                         ------------      ------------      ------------
                                            5,186,000         9,271,000         8,261,000
                                         ------------      ------------      ------------

                                         $ 31,299,000      $ 27,498,000      $ 30,797,000
                                         ------------      ------------      ------------

                          See notes to financial statements

                                        Elephant & Castle Group Inc.
                                      Consolidated Statements of Income
                                              Canadian Dollars
                                                 (unaudited)


                                               Thirteen Weeks Ended               Twenty Six Weeks Ended
                                            June 27,          June 28,          June 27,          June 28,
                                              1999              1998              1999              1998

SALES ..............................     $ 11,875,000      $  9,675,000      $ 24,080,000      $ 18,957,000
                                         ------------      ------------      ------------      ------------

RESTAURANT EXPENSES
  Food and Beverage Costs ..........        3,422,000         2,796,000         6,898,000         5,468,000
  Restaurant operating expenses
    Labour .........................        3,894,000         3,187,000         7,827,000         6,279,000
    Occupancy and other ............        3,220,000         2,538,000         6,341,000         4,969,000
  Depreciation and Amortization ....          957,000           582,000         1,873,000         1,135,000
                                         ------------      ------------      ------------      ------------
                                           11,493,000         9,103,000        22,939,000        17,851,000
                                         ------------      ------------      ------------      ------------

INCOME FROM RESTAURANT OPERATIONS ..          382,000           572,000         1,141,000         1,106,000

GENERAL AND ADMINISTRATIVE EXPENSES         1,029,000           877,000         1,985,000         1,648,000
RETIRING ALLOWANCES ................          887,000                 0           887,000                 0
INTEREST ON LONG TERM DEBT .........          550,000           201,000         1,057,000           402,000
                                         ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES ...........       (2,084,000)         (506,000)       (2,788,000)         (944,000)

INCOME TAX (RECOVERY) ..............                0                 0                 0                 0

NET LOSS FOR THE PERIOD ............     ($ 2,084,000)     ($   506,000)     ($ 2,788,000)     ($   944,000)
                                         ------------      ------------      ------------      ------------


Average number of shares outstanding        3,467,000         3,114,000         3,406,000         3,079,000

Earnings per share .................     ($      0.60)     ($      0.16)     ($      0.82)     ($      0.31)



                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Canadian Dollars)
                                   (Unaudited)


                                                       Twenty Six Weeks Ended
                                                     June 27,           June 28,
                                                       1999               1998
OPERATING ACTIVITIES

NET INCOME (LOSS) ............................      (2,788,000)        (944,000)
   Add: Items not involving cash .............       2,218,000        1,135,000
                                                   -----------      -----------
                                                      (570,000)         191,000
                                                   -----------      -----------

CHANGES IN NON-CASH WORKING CAPITAL
      Accounts receivable ....................        (180,000)        (107,000)
      Inventory ..............................         (60,000)         (74,000)
      Deposits and prepaid expenses ..........          31,000          (47,000)
      Accounts payable and accrued liabilities       1,700,000        1,309,000
                                                   -----------      -----------
                                                     1,491,000        1,081,000
                                                   -----------      -----------

                                                   -----------      -----------
                                                       921,000        1,272,000
                                                   -----------      -----------

INVESTING ACTIVITIES
   Acquisition of fixed assets ...............      (2,632,000)      (3,634,000)
   Acquisition of other assets, including pre-
           opening costs .....................        (443,000)        (540,000)
                                                   -----------      -----------
                                                    (3,075,000)      (4,174,000)
                                                   -----------      -----------

FINANCING ACTIVITIES
   Deferred finance charges ..................        (436,000)               0
   Proceeds from long-term debt ..............       1,899,000        2,740,000
   Repayment of long-term debt ...............        (432,000)        (226,000)
                                                   -----------      -----------
                                                     1,031,000        2,514,000
                                                   -----------      -----------

(DECREASE) IN CASH DURING PERIOD .............      (1,123,000)        (388,000)

CASH AT BEGINNING OF PERIOD ..................       2,468,000        4,097,000
                                                   -----------      -----------

CASH AT END OF PERIOD ........................     $ 1,345,000      $ 3,709,000
                                                   -----------      -----------

                        See notes to financial statements

                          Elephant & Castle Group Inc.
            Condensed Consolidated Statements of Shareholders' Equity
                                Canadian Dollars
                                   (Unaudited)


                                                     Twenty Six Weeks Ended
                                                   June 27,            June 28,
                                                     1999               1998

Balance at beginning of period ...........      $  8,261,000       $ 10,209,000

   Convert other paid-in capital to
        convertible debentures ...........          (928,000)                 0
   Issue of shares on
        conversion of debentures .........           518,000                  0
   Issue of shares for interest ..........           152,000                  0
   Issue of shares for directors' fees ...                 0              6,000
   Currency translation adjustment .......            92,000                  0
   Redemption premium ....................          (121,000)                 0
   Net loss ..............................        (2,788,000)          (944,000)

                                                ------------       ------------

Balance at end of period .................      $  5,186,000       $  9,271,000
                                                ------------       ------------


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
                TWENTY SIX WEEKS ENDED JUNE 27, 1999 and JUNE 28, 1998
                               (Canadian Dollars)
                             (In Thousands of Dollars)
                                   (Unaudited)



1. The accompanying interim financial statements for the twenty six week periods ended June 27, 1999 and June 28, 1998 have been prepared by management and have not been audited. In the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation in Canada. Operating results for the interim periods are not indicative of the results of any other interim periods or for the full year.

2. Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10K for the Year Ended December 27, 1998, as filed with the Securities and Exchange Commission):

                                      Thirteen weeks ended             Twenty six weeks ended
                                   June  27,        June 28,          June 27,         June 28,
                                     1999             1998              1999              1998

NET LOSS - CANADA .........     ($    2,084)     ($      506)     ($    2,788)     ($      944)

ADJUSTMENTS:

Amortization of leasehold
     improvement costs ....             (15)             (11)             (30)             (22)
Pre-opening costs .........             255                0              160                0
Dividend on paid-in capital              (0)             (36)              (0)             (72)
Recognition of non-capital
     loss carry forwards ..             553              166              797              311
                                -----------      -----------      -----------      -----------

NET LOSS - United States ..     ($    1,291)     ($      387)     ($    1,861)     ($      727)
                                -----------      -----------      -----------      -----------

NET LOSS PER COMMON SHARE

Canada ....................     ($     0.60)     ($     0.16)     ($     0.82)     ($     0.31)

United States .............     ($     0.37)     ($     0.12)     ($     0.55)     ($     0.24)

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING: .....       3,467,000        3,114,000        3,406,000        3,079,000

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

4. In March, 1999 the Company reached an agreement with the holders of its 6% convertible subordinated debentures (recorded as "other paid-in capital) to settle the balance not already converted into Common Shares. The terms of repayment are US $240 (CDN $360) repayable in 1999, US $320 (CDN $480) repayable in 2000 and the balance in 2001, subject to earlier conversion at US $2.00 (CDN $3.00) per share. As of June 27, 1999, US $240 (CDN $360) had been repaid and US $345 (CDN $518) had been converted into Common Shares.

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

         In March, 1999 the Company reached an agreement with the holders of its 6% convertible subordinated debentures (recorded as "other paid-in capital) to settle the balance not already converted into Common Shares. The terms of repayment are US $240,000 (CDN $360,000) repayable in 1999, US $320,000 (CDN $480,000) repayable in 2000 and the balance in 2001, subject to earlier conversion at US $2.00 (CDN $3.00) per share. As of June 27, 1999, US $240,000 (CDN $360,000) had been repaid and US $345,000 (CDN $518,000) had been converted into Common Shares.

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

                                      ELEPHANT & CASTLE GROUP INC.
                                      ----------------------------
                                              (Registrant)


Date  August 10, 1999                 /s/ Martin O'Dowd
      ---------------                 -----------------
                                      Martin O'Dowd, President

Date  August 10, 1999                 /s/ Richard Bryant
      ---------------                 ------------------
                                      Richard H. Bryant, Chief Executive Officer