Form 10-Q/A
period 1999-06-27
ELEPHANT & CASTLE GROUP INC
filed 1999-08-19
CIK 899849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q/A
                                (Amendment No. 1)


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended June 27, 1999 (unaudited) vs. Thirteen Weeks Ended June 28, 1998 (unaudited)

Net Income

For the thirteen weeks ended June 27, 1999, the Company's net loss was CDN ($2,084,000) compared to CDN ($506,000) for the corresponding period in 1998. Loss per share for the current period was CDN ($0.60), compared to CDN ($0.16) in 1998. Included in the loss for the current period is a provision of CDN $887,000 for retiring allowances for two former executives. The average number of shares outstanding increased from 3,114,000 in 1998 to 3,467,000 for the current period.

Sales

Sales increased 22.7% during the thirteen weeks ended June 27, 1999 to CDN $11,875,000 from CDN $9,675,000 for the comparable period in 1998. The 1999 figure includes sales for three new locations: Rainforest - Vancouver BC (opened June 12, 1998); Philadelphia PA (opened November 13, 1998); and Rainforest - Toronto (Scarborough) ON (opened February 4, 1999). The company disposed of its London, Ontario location, by way of a franchise agreement with two of its location managers, on September 28, 1998.

For the thirteen Canadian locations open throughout both periods, sales for the thirteen weeks ended June 27, 1999 totaled CDN $4,828,000 and were down 2.2% compared to the thirteen weeks ended June 28, 1998. Small same store sales increases that were recorded over the first nine weeks of the period were more than offset by large decreases in several large stores over the last four weeks of the period. The decreases in June/99 versus June/98 were not entirely unexpected as June /98 had seen an 11% increase over the prior year; an increase largely attributed to the Company's successful World Cup Soccer promotions last year. The same sales pattern is expected to continue through the month of July/99. Management also cautions that a labour dispute at its only unionized location in Canada may negatively impact sales at that location in the third quarter.

For the six US locations open throughout both periods, sales for the 1999 period were US $2,962,000 and were 2.6% down from the 1998 period. U.S. same store sales followed the same trend as in Canada: small increases achieved over the first nine weeks of the period were negated by sales declines compared to June/98.

Sales at the Vancouver Rainforest Cafe have come down from the levels achieved in the initial months of operation and have stabilized at an acceptable level. Sales at the recently opened Toronto location have been in line with expectations. A third location, also in the Metro Toronto area, has opened after the end of the current period, and initial sales have met expectations.

Sales performance at the new Philadelphia `twin' Elephant & Castle / Alamo Grill location has been disappointing. Management has implemented some targeted marketing programs within the trading area in order to generate more acceptable sales levels at the location.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved slightly to 28.8% for the thirteen weeks ended June 27, 1999 compared to 28.9% for the thirteen weeks ended June 28, 1998. The improvement is a continuation of a trend the Company has been experiencing for the past ten quarters.

Labour and Benefits Costs

Labour and benefits decreased marginally from 32.9% of sales in 1998 to 32.8% for the current period. For stores open throughout both the current period and the comparable period in 1998, labour decreased from 32.6% of sales to 31.4%. This decrease was driven by continued emphasis on cost management techniques at all locations. The disappointing sales at the new Philadelphia "twin" location led to unacceptably high labour rates at that location and brought the overall rate closer to the 1998 level.

Occupancy and Other Operating Costs

Occupancy and other operating expenses increased as a percentage of sales from 26.2% in 1998 to 27.1% for the current period. The combination of low sales and high fixed occupancy costs at the new Philadelphia "twin" location have resulted in the increase in the overall rate.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 8.1% of sales for the current period from 6.0% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, is the major driver of the cost increase. In dollar terms, depreciation and amortization increased to CDN $957,000 in 1999 from CDN $582,000 in 1998 as the company continues to opens new locations.

General and Administrative Costs

General and administrative costs decreased from 9.1% of sales in 1998 to 8.7% in the current period. Scale economies are now being achieved as new restaurants are opened without commensurate increases in general and administrative costs. The Company believes this trend will continue and its long term general and administrative expense percentage will be brought down to under 7.0%.

Retiring Allowances

As part of a restructuring of corporate office operations in the current period, employment contracts with two executive officers of the Company were not renewed, and other corporate staff were terminated. CDN $887,000 has been provided for retiring allowances and other costs related to the restructuring.

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

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($2,084,000) for the 1999 period compared to a loss of CDN ($506,000) for the 1998 period. As discussed above, the Company realized positive impacts from higher sales and its key operating cost ratios, but these were offset by poor performance at the new Philadelphia "twin" location and by higher pre-operating costs, contributing to a decrease in Income from Restaurant Operations to CDN $382,000 for the 1999 period from CDN $572,000 in 1998. This was further impacted by higher general and administrative costs, retiring allowances and interest expense, resulting in the overall increase in the net loss for the period.

Income Taxes

The Company incurred a loss in the thirteen week period ended June 27, 1999 and therefore has no tax liability. The Company also has loss carry-forwards that will reduce its effective tax rate in future periods.

Thirteen Weeks Ended June 28, 1998 (unaudited) vs.
Three Months Ended June 30, 1997 (unaudited)

Net Income

For the thirteen weeks ended June 28, 1998, the Company's net loss was CDN ($506,000) compared to CDN ($373,000) for the corresponding period in 1997. Loss per share for the current period was CDN ($0.16), compared to CDN ($0.13) in 1997. The average number of shares outstanding increased from 2,968,000 in 1997 to 3,114,000 for the 1998 period.

Sales

Sales increased 23.7% during the thirteen weeks ended June 28, 1998 to CDN $9,675,000 from CDN $7,822,000 for the comparable period in 1997. The 1998 figure includes sales for three new locations: Seattle, WA (opened August 29, 1997); Boston MA (opened November 4, 1997); and Edmonton, AB (opened November 20, 1997). The 1998 figure also includes two weeks' sales for Canada's first Rainforest Cafe (operated under a joint venture agreement with Rainforest Cafe Inc.) which opened on June 12, 1998.

The Company closed its Thunder Bay, ON location on August 31, 1997.

For the thirteen Canadian locations open throughout both periods, sales for the thirteen weeks ended June 28, 1998 totaled CDN $5,018,000 and were up 2.5% compared to the three month period ended June 30, 1997. For the four U.S. locations open throughout both periods, sales for the 1998 were CDN $2,599,000 (US $1,897,000) and were down 4.0% from the 1997 period.

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

Labour and Benefits Costs

Labour and benefits decreased marginally from 33.0% of sales in 1997 to 32.9% for the 1998 period.

Occupancy and Other Operating Costs

Occupancy and other operating expenses decreased as a percentage of sales from 27.3% in 1997 to 26.2% for the 1998 period. The decrease is primarily the result of lower occupancy rates at the Company's new locations. The Company's strategy continues to be to drive occupancy percentages down by opening new facilities at locations with controlled and favourable occupancy rates.

Depreciation and Amortization Expense

Depreciation and amortization costs decreased to 6.0% of sales for the 1998 period from 6.3% in 1997. In dollar terms, depreciation and amortization increased to CDN $582,000 in 1998 from CDN $494,000 in 1997 as the Company continues to open new locations.

General and Administrative Costs

General and administrative costs increased from 7.2% of sales in 1997 to 9.1% in the 1998 period. During the second half of 1997 the Company hired three new executives as it developed the infrastructure necessary to allow the Company to expand and return to profitability. The Company also embarked on a franchise development program in 1997. The reader is referred to the Company's annual report for the year ended December 31, 1997 for additional details. These initiatives have resulted in higher general and administrative costs. The Company believes its long term general and administrative expense percentage will be brought down to under 7% as new stores are added without incurring proportionate additional costs.

Interest on Long Term Debt

During 1997 the Company completed two US $2,000,000 (CDN $2,740,000 each, for a total of CDN $5,480,000) convertible subordinated debenture financings with General Electric Investment Private Placement Partners, II (GEIPPP,II), a U.S. based limited partnership with which it had previously arranged a similar US $3,000,000 (CDN $4,110,000) financing. As a result, interest on long term debt in the 1998 period was substantially higher than 1997. The Company completed an additional US $2,000,000 (CDN $2,740,000) financing with GEIPPP,II near the end of the 1998 period. As a result, interest on long term debt is expected to increase in future periods.

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($506,000) for the 1998 period compared to a loss of CDN ($373,000) for the 1997 period. As discussed above, the Company realized positive impacts from higher sales, improved food and beverage margins, lower labour percentages and reduced occupancy costs as a percentage of sales, all of which contributed to an increase in Income from Restaurant Operations to CDN $572,000 for the 1998 period from CDN $300,000 in 1997. This was offset by higher general and administrative costs and higher interest expense, resulting in the overall increase in the net loss for the period.

Income Taxes

The Company incurred a loss in the thirteen week period ended June 28, 1998 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Twenty Six Weeks Ended June 27, 1999 (unaudited) vs. June 28, 1998 (unaudited)Net IncomeFor the twenty six weeks ended June 27, 1999 the Company's net loss was CDN ($2,788,000) compared to a net loss of CDN ($944,000) for the corresponding period in 1998. Included in the loss for the current period is a provision of CDN $887,000 for retiring allowances for two former executives. On a per share basis, the net loss for the 1999 period was CDN ($0.82) compared to CDN ($0.31) in 1998. There were a weighted average of 3,406,000 shares outstanding in 1999 compared to 3,079,00 in 1998.SalesSales increased 27.0% during the twenty six weeks ended June 27, 1999 to CDN $24,080,000 from CDN $18,957,000 for the comparable period in 1998. The 1999 figure included sales for three new locations: Rainforest - Vancouver BC (opened June 12, 1998);
Philadelphia PA (opened November 13, 1998); and Rainforest - Toronto (Scarborough) ON (opened February 4, 1999). The company disposed of its London, Ontario location, by way of a franchise agreement with two of its location managers, on September 28, 1998. For the thirteen Canadian locations open throughout both periods, sales for the six months ended June 27, 1999 totaled CDN $9,613,000 and were down 0.1% compared to the corresponding period for 1998. As discussed in the Sales section of the thirteen week analysis, a decrease in June/99 sales compared to an exceptional June/98 offset what would have otherwise been a small same store sales increase. For the six U.S. locations open throughout both periods, sales for the twenty six weeks ended June 27, 1999 totaled US $6,077,000 (CDN $9,116,000) and were down 1.8% compared to the corresponding period for 1998. Sales at the Vancouver Rainforest Cafe were at the low end of management's expectations. Sales at the Toronto location met expectations for its first five months of operation.

Sales performance at the new Philadelphia `twin' location has been disappointing.Food and Beverage CostsOverall, food and beverage costs, as a percentage of sales, improved slightly to 28.7% for the twenty six weeks ended June 27, 1999 compared to 28.8% for the corresponding period in 1998. Labour and Benefits CostsLabour and benefits costs decreased from 33.1% of sales in 1998 to 32.5% for the twenty six weeks ended June 27, 1999. Occupancy and Other Operating Costs

Occupancy and other operating expenses increased slightly as a percentage of sales from 26.2% in 1998 to 26.3% for the 1999 period.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 7.8% of sales for the twenty six weeks ended June 27, 1999 from 6.0% for the corresponding period in 1998. The increase was attributable to depreciation on the new locations plus the amortization of pre-opening costs of new locations. Amortization of pre-opening costs was CDN $583,000 for the twenty six weeks ended June 27, 1999 compared to CDN $215,000 in 1998.

General and Administrative Costs

General and administrative costs decreased from 8.7% of sales for the twenty six weeks ended June 28, 1998 to 8.2% in the 1999 period. Scale economies are now being achieved as new restaurants are opened without commensurate increases in general and administrative costs. The Company believes this trend will continue and its long term general and administrative expense percentage will be brought down to under 7.0%.

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

(Loss) before Taxes

The Company incurred a loss before income taxes of CDN ($2,788,000) for the twenty six weeks ended June 27, 1999 compared to a loss of CDN ($944,000) for the 1998 period. As discussed above, the positive impact of higher sales, improved food and beverage margins and reduced labour percentages were largely offset by increases in occupancy and other operating cost percentages; and by increased depreciation and amortization expense, resulting in a slight improvement in Income from Restaurant Operations. Higher general and administration costs, retiring allowances of CDN $887,000 related to a corporate restructuring, and higher interest expenses resulted in the increased Loss before Income Taxes.

Income Taxes

The Company incurred a loss in the twenty six week period ended June 27, 1999 and therefore had no tax liability. The Company also has loss carry-forwards which would reduce its effective tax rate in future periods.

Twenty-six Weeks Ended June 28, 1998 (unaudited) vs.
Six Months Ended June 30, 1997 (unaudited)

Net Income

For the twenty-six weeks ended June 28, 1998 the Company's net loss was CDN ($944,000) compared to CDN ($749,000) for the corresponding period in 1997. On a per share basis, the net loss for the 1998 period was CDN ($0.31) compared to CDN ($0.26) in 1997. There were a weighted average of 3,079,000 shares outstanding in 1998 compared to 2,906,000 in 1997.

Sales

Sales increased 21.1% during the twenty-six weeks ended June 28, 1998 to CDN $18,957,000 from CDN $15,656,000 for the comparable period in 1997. The 1998 figure includes sales for three new locations. (See Sales in the Discussion and Analysis of the results for the thirteen weeks ended June 28, 1998, above.)

For the thirteen Canadian locations open throughout both periods, sales for the twenty-six weeks ended June 28, 1998 totaled CDN $9,828,000 and were up 2.3% compared to the six month period ended June 30, 1997. For the four U.S. stores open throughout both periods, sales for the 1998 period were CDN $5,255,000 (US $3,835,000) and were down 3.1% from the 1997 period.

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

Labour and Benefits Costs

Labour and benefits decreased from 33.4% of sales in 1997 to 33.1% for the 1998 period.

Occupancy and Other Operating Costs

Occupancy and other operating costs decreased as a percentage of sales from 27.1% in 1997 to 26.2% for the 1998 period. The decrease is primarily the result of lower occupancy rates at the Company's new locations. One of the Company's goals continues to be to reduce occupancy and other operating costs as a percentage of sales by opening new locations with more favourable and controllable occupancy costs and by closing or modifying existing units in high occupancy cost locations.

Depreciation and Amortization Expense

Depreciation and amortization costs decreased to 6.0% of sales for the 1998 period from 6.3% in 1997. In dollar terms, depreciation increased by CDN $145,000 as the Company continues to open new locations.

General and Administrative Costs

General and administrative costs increased from 7.4% of sales in 1997 to 8.7% in 1998. (See General and Administrative Costs in the Discussion and Analysis of the results for the thirteen weeks ended June 28, 1998, above, and the Company's annual report for the year ended December 31, 1997 for further information.)

Interest on Long Term Debt

Interest on long term debt was higher in the twenty-six weeks ended June 28, 1998 than in the comparable period in 1997 by CDN $210,000 due to additional subordinated debenture financings completed in 1997. (See Interest on Long Term Debt in the Discussion and Analysis of the results for the thirteen weeks ended June 28, 1998, above.) The Company completed an additional US $2,000,000 (CDN $2,740,000) financing with GEIPPP,II near the end of the current period. As a result, interest on long term debt is expected to increase in future periods.

(Loss) before Taxes

The Company incurred a loss before taxes of CDN ($944,000) for the twenty-six weeks ended June 28, 1998 compared to a loss of CDN ($749,000) for the 1997 period. As discussed above, the Company realized positive impacts from higher sales, improved food and beverage margins, lower labour percentages and reduced occupancy costs as a percentage of sales, all of which contributed to an increase in Income from Restaurant Operations to CDN $1,106,000 for the 1998 period from CDN $593,000 in 1997. This was offset by higher general and administrative costs and higher interest expense, resulting in the overall increase in the net loss for the period.

Income Taxes

The Company incurred a loss in the twenty-six week period ended June 28, 1998 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Liquidity and Capital Resources

The Company's cash position as of June 27, 1999 was CDN $1,345,000 compared to CDN $2,468,000 at December 27, 1998. During the twenty six weeks ended June 27, 1999 the Company raised CDN $1,899,000 (US $1,265,000) through the issuance of convertible debentures to a group of investors. During the same period the Company spent CDN $2,632,000 on fixed assets and CDN $443,000 on other assets, in both cases primarily for its portion of the construction and opening of the second and third Canadian Rainforest Cafes (opened February 4th, 1999 in Scarborough, Ontario and June 30, 1999 in Yorkdale, Ontario). Under the terms of the construction and other contracts related to the projects, a significant portion of the commitments for the Yorkdale location were not due as at June 27, 1999, resulting in an increase in accounts payable at June 27, 1999 of CDN $800,000 related to such construction.

The Company is planning to open at least two more Rainforest Cafes in Canada over the next three years as well as additional Elephant & Castle and Alamo units in Canada and the United States, some of which will be franchised units. It is expected that these projects will be funded from operating cash flows.
 Year 2000 (Y2K)

The Company continues to address its state of readiness with regards to any potential Y2K problems. It does not foresee any material negative impacts. The Company is taking the following steps to ensure a smooth, disruption free transition into the year 2000:

     - All new computer hardware and software being purchased is certified as Y2K compliant.

     - Point of Sale equipment has been tested and is being upgraded or replaced as necessary.

     -  Banks  and  other  service   providers  have  given  assurances  of  Y2K
        readiness.

     -  Payroll service providers have certified Y2K compliance.

     -  Key suppliers have given assurances of readiness.

All stores are equipped with manual procedures and emergency supplies that will allow them to continue to serve customers, even in the event that there is a problem with a computer based system, provided it is deemed safe to do so.

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