Form 10-Q
period 1999-09-26
ELEPHANT & CASTLE GROUP INC
filed 1999-11-08
CIK 899849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 26, 1999
                                   ------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to
                               -------------------    -------------------------

Commission file number      33-60612
                       -----        -------------------------------------------
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

Suite 500, 856 Homer Street, Vancouver, BC, Canada               V6B 2W5
(Address of principal executive offices)                        (Zip Code)

(Issuer's telephone number)    (604) 684-6451
                           -----------------------------------------------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  (X) Yes ( ) No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                  ( ) Yes ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Shares at September 26, 1999: 3,544,709
--------------------------------------------------------------------------------

                          ELEPHANT & CASTLE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                Canadian Dollars
                                   (Unaudited)

                                        September 26/99   September 27/98  December 27, 1998
ASSETS
Current
   Cash                                  $  1,160,000      $  1,843,000      $  2,468,000
   Accounts Receivable                        902,000           758,000           557,000
   Inventory                                  906,000           758,000           808,000
   Deposits & Prepaids                        402,000           704,000           517,000
   Pre-Opening Costs                          470,000           404,000           891,000
                                         ------------      ------------      ------------
                                            3,840,000         4,467,000         5,241,000

Fixed Assets                               21,985,000        17,695,000        21,291,000
Goodwill                                    1,978,000         2,074,000         2,053,000
Other Assets                                2,433,000         2,118,000         2,212,000
                                         ------------      ------------      ------------
                                           30,236,000        26,354,000        30,797,000
                                         ------------      ------------      ------------

LIABILITIES
Current
   Accounts Payable                         8,093,000         4,721,000         5,931,000
   Current Portion of Long Term Debt           33,000           443,000           105,000
                                         ------------      ------------      ------------
                                            8,126,000         5,164,000         6,036,000

Long Term Debt                             18,399,000        12,064,000        16,500,000

                                         ------------      ------------      ------------
                                           26,525,000        17,228,000        22,536,000
                                         ------------      ------------      ------------

SHAREHOLDERS' EQUITY
Capital Stock                              13,956,000        11,236,000        12,982,000
Other Paid-In Capital                               0         2,421,000           844,000
Deferred Exchange Adjustment                 (874,000)                0        (1,051,000)
Retained Earnings                          (9,371,000)       (4,531,000)       (4,514,000)
                                         ------------      ------------      ------------
                                            3,711,000         9,126,000         8,261,000
                                         ------------      ------------      ------------

                                         $ 30,236,000      $ 26,354,000      $ 30,797,000
                                         ------------      ------------      ------------

See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                Canadian Dollars
                                   (unaudited)

                                              Thirteen Weeks Ended               Thirty Nine Weeks Ended
                                         September 26,     September 27,     September 26,     September 27,
                                              1999             1998              1999              1998

SALES                                     $13,555,000       $11,797,000       $37,635,000       $30,754,000
                                         ------------      ------------      ------------      ------------
RESTAURANT EXPENSES
  Food and Beverage Costs                   3,881,000         3,394,000        10,779,000         8,862,000
  Restaurant operating expenses
    Labour                                  4,305,000         3,780,000        12,132,000        10,059,000
    Occupancy and other                     3,603,000         2,853,000         9,944,000         7,822,000
  Restaurant closing costs                    250,000                 0           250,000                 0
  Depreciation and Amortization               924,000           696,000         2,797,000         1,831,000
                                         ------------      ------------      ------------      ------------
                                           12,963,000        10,723,000        35,902,000        28,574,000
                                         ------------      ------------      ------------      ------------

INCOME FROM RESTAURANT OPERATIONS             592,000         1,074,000         1,733,000         2,180,000

GENERAL AND ADMINISTRATIVE EXPENSES           983,000           973,000         2,968,000         2,621,000
LEGAL SETTLEMENT                              775,000                 0           775,000                 0
RETIRING ALLOWANCES                                 0                 0           887,000                 0
INTEREST ON LONG TERM DEBT                    553,000           248,000         1,610,000           650,000
                                         ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                   (1,719,000)         (147,000)       (4,507,000)       (1,091,000)

INCOME TAXES (RECOVERY)                       125,000                 0           125,000                 0
                                         ------------      ------------      ------------      ------------

NET LOSS FOR THE PERIOD                   ($1,844,000)        ($147,000)      ($4,632,000)      ($1,091,000)
                                         ------------      ------------      ------------      ------------



Average number of shares outstanding        3,545,000         3,306,000         3,452,000         3,155,000

Earnings per share                             ($0.52)           ($0.04)           ($1.34)           ($0.35)

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Canadian Dollars)
                                   (Unaudited)

                                                              Thirty Nine Weeks Ended
                                                           September 26,    September 27,
                                                           -------------    -------------
                                                               1999             1998

OPERATING ACTIVITIES

NET INCOME (LOSS)                                          ($4,632,000)     ($1,091,000)
   Add: Items not involving cash                             3,813,000        1,831,000
                                                           -----------      -----------
                                                              (819,000)         740,000
                                                           -----------      -----------

CHANGES IN NON-CASH WORKING CAPITAL
      Accounts receivable                                     (345,000)         (87,000)
      Inventory                                                (98,000)         (74,000)
      Deposits and prepaid expenses                            115,000         (112,000)
      Accounts payable and accrued liabilities               2,162,000          596,000
                                                           -----------      -----------
                                                             1,834,000          323,000
                                                           -----------      -----------

                                                           -----------      -----------
                                                             1,015,000        1,063,000
                                                           -----------      -----------

INVESTING ACTIVITIES
   Acquisition of fixed assets                              (2,861,000)      (4,715,000)
   Acquisition of other assets, including pre-
           opening costs                                      (443,000)        (831,000)
                                                           -----------      -----------
                                                            (3,304,000)      (5,546,000)
                                                           -----------      -----------

FINANCING ACTIVITIES
   Deferred finance charges                                   (436,000)               0
   Proceeds from long-term debt                              1,899,000        2,740,000
   Repayment of long-term debt                                (482,000)        (511,000)
                                                           -----------      -----------
                                                               981,000        2,229,000
                                                           -----------      -----------

(DECREASE) IN CASH DURING PERIOD                            (1,308,000)      (2,254,000)

CASH AT BEGINNING OF PERIOD                                  2,468,000        4,097,000
                                                           -----------      -----------

CASH AT END OF PERIOD                                       $1,160,000       $1,843,000
                                                           -----------      -----------

                          ELEPHANT & CASTLE GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                Canadian Dollars
                                   (Unaudited)

                                                Thirty Nine Weeks Ended
                                            September 26,     September 27,
                                                1999              1998

Balance at beginning of period               $8,261,000       $10,209,000

   Convert other paid-in capital to
        convertible debentures                 (928,000)                0
   Issue of shares on
        conversion of debentures                518,000                 0
   Issue of shares for interest                 152,000                 0
   Issue of shares on legal settlement          303,000
   Issue of shares for directors' fees                0             8,000
   Currency translation adjustment              158,000                 0
   Redemption premium                          (121,000)                0
   Net loss                                  (4,632,000)       (1,091,000)

                                           ------------      ------------

Balance at end of period                     $3,711,000        $9,126,000
                                           ------------      ------------


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
        THIRTY NINE WEEKS ENDED SEPTEMBER 26, 1999 and SEPTEMBER 27, 1998
                               (Canadian Dollars)
                            (In Thousands of Dollars)
                                   (Unaudited)



1. The accompanying interim financial statements for the thirty nine week periods ended September 26, 1999 and September 27, 1998 have been prepared by management and have not been audited. In the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation in Canada. Operating results for the interim periods are not indicative of the results of any other interim periods or for the full year.

2. Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10K for the Year Ended December 27, 1998, as filed with the Securities and Exchange Commission):

                                                 Thirteen weeks ended           Thirty nine weeks ended
                                               Sept. 26,       Sept. 27,       Sept. 26,        Sept. 27,
                                                  1999           1998            1999             1998

           NET LOSS - CANADA                   ($1,844)        ($ 147)         ($4,632)         ($1,091)

           ADJUSTMENTS:

           Amortization of leasehold
                improvement costs                  (15)           (11)             (45)             (33)
           Pre-opening costs                       239              0              399
                                                                                                      0
           Dividend on paid-in capital              (0)           (36)              (0)            (108)
           Recognition of non-capital
                loss carry forwards                486             58            1,283              370
                                                   ---             --            -----              ---

           NET LOSS - United States            ($1,134)         ($136)         ($2,995)           ($862)
                                               -------          -----          -------            -----

           NET LOSS PER COMMON SHARE

           Canada                              ($ 0.52)        ($0.04)          ($1.34)          ($0.35)

           United States                       ($ 0.32)        ($0.04)          ($0.87)          ($0.27)

           AVERAGE NUMBER OF COMMON
             SHARES OUTSTANDING:             3,545,000      3,306,000        3,452,000        3,155,000

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

4. In March, 1999 the Company reached an agreement with the holders of its 6% convertible subordinated debentures (recorded as "other paid-in capital") to settle the balance not already converted into Common Shares. The terms of repayment are US $240 (CDN $360) repayable in 1999, US $320 (CDN $480) repayable in 2000 and the balance in 2001, subject to earlier conversion at US $2.00 (CDN $3.00) per share. As of September 26, 1999, US $345 (CDN $518) had been converted into Common Shares and all of the balance had been repaid.

5. The Company has reached an agreement with Shilo Management Corporation to settle a lawsuit related to two leases that were terminated in 1995. (The reader is referred to Note 10(a) (Contingent Liabilities) to the consolidated financial statements for the year ended December 27, 1998.) A provision of CDN $775 is included in the financial statements for the thirteen weeks ended September 26, 1999.

6. These financial statements include an income tax provision of CDN $125 representing the Company's current estimate of the cost to settle an income tax dispute. This dispute was previously treated as a contingent liability of up to CDN $785 (as at December 27, 1998).

7. The financial statements include the results of operations for new locations in Vancouver BC (joint venture Canadian Rainforest Cafe, opened June 12,
   1998); Philadelphia PA (twin Elephant & Castle/Alamo Grill, opened November 13, 1998); Scarborough (Toronto) ON (joint venture Canadian Rainforest Cafe, opened February 4, 1999) and Yorkdale (Toronto) ON (joint venture Canadian Rainforest Cafe, opened July 1, 1999). The comparative figures include results of operations for London ON (franchised to existing location managers on September 28, 1998).

8. Interest paid in cash during the thirty nine weeks ended September 26, 1999 and included in the consolidated statement of cash flows was CDN $365 (CDN $507 in the 1998 period).

9. Certain comparative figures have been reclassified to conform to the current period's presentation.

                          ELEPHANT & CASTLE GROUP INC.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Company has resolved its longstanding litigation with Shilo Inns of Portland, Oregon. The dispute revolved around two hotel restaurants the Company operated in Shilo Inn Facilities which were closed in 1995. The Company settled the case for a US$300,000 cash payment, US$100,000 in deferred payments and 150,000 common shares of the Company. This settlement will result in a charge against earnings of approximately C$775,000 in the current quarter.

         A portion of the tax dispute that arose in 1989 has been resolved in the Company's favour. A recent court ruling on a similar case may impact the remainder of the disputed tax and the Company now estimates that the dispute can be fully resolved for C$125,000. The dispute has been carried by the Company as a contingent liability of C$785,000.


Item 2 - Changes in Securities

         On February 1, 1999 the Company completed a US $1,265,000 (CDN$1,897,500) convertible debenture financing with a group of private investors. The debentures have a five year term, bear interest at 8%, payable in shares at the Company's option, and are convertible into shares of the Company at US $2.00 (CDN $3.00) per share. At the same time, the US $2,000,000 (CDN $3,000,000) bridge loan due to General Electric Private Placement Partners II, due in June 2000 was converted to convertible debentures on identical terms. The Company has reached agreement in principle with these noteholders, pursuant to which such noteholders are converting 50% of their notes into common shares of the Company at a conversion price of US$1.00 per common share. This conversion will increase the Company's equity by approximately C$2.4MM and reduce its annual interest expense by in excess of C$350,000.


         In March, 1999 the Company reached an agreement with the holders of its 6% convertible subordinated debentures (recorded as "other paid-in capital) to settle the balance not already converted into Common Shares. The terms of repayment are US $240,000 (CDN $360,000) repayable in 1999, US $320,000 (CDN $480,000) repayable in 2000 and the balance in 2001, subject to earlier conversion at US $2.00 (CDN $3.00) per share. As of September 26, 1999, US $345,000 (CDN $518,000) had been converted into Common Shares and all of the balance had been repaid.

         A security agreement between the Company and General Electric Investment Private Placement Partners II, holders of US $9,000,000 in convertible subordinated debentures, has been executed. The agreement grants security over substantially all of the Company's assets in exchange for a waiver of six months' interest, waiver of existing covenant breaches and relaxation of certain financial covenants.

         As discussed under Item 1, the Company has resolved its longstanding litigation with Shilo Inns of Portland, Oregon. As part of the settlement, the Company agreed to issue 150,000 common shares of the Company to Shilo Inns.

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of matters to a vote of Security Holders

         The Company's 1999 Annual General Meeting was adjourned on August 23, 1999 at the request of certain shareholders. That meeting was re-convened and concluded on Friday, October 22, 1999. All of management's nominees were elected as directors of the Company to serve a term of one year until the next AGM. A bid by a shareholder group for certain changes in the Board structure was resolved by settlement with such shareholder group pursuant to which, Mr. David Matheson and Mr. William McEwen are expected to be added to the Board of Directors of the Company. Mr. Richard Bryant was also appointed President of the Company by the Board of Directors immediately following the AGM. Mr. Bryant was formerly Chief Financial Officer of the Company and has been serving as Chief Executive Officer since August 2, 1999.
         The Settlement Memorandum is attached.


Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits

         None

         Reports on Form 8-K

         None

                          ELEPHANT & CASTLE GROUP INC.
                                Quarterly Report
                     Thirteen Weeks Ended September 26, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                               Recent Developments

There have been several changes to the business since the comparable quarter of 1998 that should be considered when reading the following discussion and analysis:

Management Changes:
-------------------

o In August 1999 Richard Bryant was appointed Chief Executive Officer of the Company, and assumed the role of President in October 1999, following the Company's Annual Meeting of Shareholders. Martin O'Dowd, formerly President and Chief Executive Officer, has been retained in a consultancy role to facilitate the transition and will continue as a director of the Company.

o Jeffrey Barnett and George Pitman, each of who are founders of the Company, have retired. Mr. Barnett served as President and Chief Executive Officer of the Company until March 1998 and Chairman of the Board until June 1999. Mr. Pitman served as Vice President, Design and Development until June 1999. Both will continue as Directors of the Company.

Site Developments:
------------------

o In February, 1999 and July, 1999, the 2nd and 3rd Canadian Rainforest Cafes opened. Both locations experienced strong sales in the high tourist months of July and August, and lower sales in September. Both units are projected to see strong sales in the months of November and December as they should benefit from increased customer traffic during the holiday shopping season. Management recognizes a need to develop marketing strategies in the non-peak months of September-October and January-April, and is actively working on marketing programs.

o In 1997 the Company entered into a lease agreement to construct and operate "twin-branded Elephant & Castle (E&C) / Alamo Grill (Alamo) restaurants in the Franklin Mills Shopping Center, a regional shopping mall that was under construction in suburban Philadelphia, PA. The restaurants opened in November, 1998. The Company's decision to locate in a regional mall was a departure from its strategic plan to locate E&C brand restaurants in high traffic, downtown locations. The decision was based partly on projections of high customer counts, partly on the proximity to other high profile restaurants, and partly on the proximity of the location to the Company's highly successful E&C in downtown Philadelphia. Sales at the location have been far below expectations and the Company continues to experience netcash outflows, despite numerous programs to increase sales. The Company continues to look for ways to stem the losses from this location. The operating losses during the July to September period were of such a magnitude that they mask the significant improvements in operating margins made in the rest of the Company. Management believes that in order to better understand the results of operations of the Company for the thirteen weeks ended September 26, 1999, not only must there be discussion of the overall results, there must also be discussion of the results excluding Franklin Mills. Therefore, in each of the restaurant operating categories discussed below, management has included an additional disclosure of the results excluding Franklin Mills.

Growth Strategy:
----------------

o The Company's growth will be focussed on strengthening the profitability of existing operations, and leveraging the brands' strength through franchising and through corporate store growth to the extent deliverable from internally generated cash flow. Elephant & Castle has demonstrated its performance in hotel and downtown locations, and these will continue to be the prime focus of corporate store growth. One such corporate location is under development in downtown Toronto and another franchise location is under development in Pittsburgh. The Alamo Grill developments will be primarily franchised, associated with the Company's development agreement with Holiday Inn. The first of these is also currently under construction. Three Rainforest Cafes of the five required under the Area Development Agreement are open and one further lease has been signed for a location in Montreal.

Resolution of Legal Disputes:
-----------------------------

o The Company has resolved its long-standing legal dispute with Shilo Inns. Shilo had been seeking general and special damages amounting to approximately CDN $3,840,000, plus costs. The settlement that has been reached will result in certain cash payments over the next 24 months, plus the issue of 150,000 common shares. The Company has made a provision of CDN $775,000 in the current period to allow for the cost of this settlement.

o A portion of a tax dispute that arose in 1989 has been resolved in the Company's favour, and, subject to confirmation of certain facts, the Company estimates the remainder of the dispute can be resolved for approximately CDN $125,000. Accordingly, a provision of CDN $125,000 has been made for income taxes in the current period. This dispute had been carried as a contingent liability of the Company in the amount of CDN $785,000 as at December 27, 1998.

Financing:
----------

o The Company has reached agreement in principle with certain noteholders, pursuant to which approximately US $1,600,000 (CDN $2,400,000) of Notes will be converted into Common Stock at a conversion price of US $1.00 (CDN $1.50) per share in exchange for the waiver of penalties associated with certain registration requirements. The warrants issued with those Notes have been re-priced to US $2.00 (CDN $3.00) for one year and US $3,00 (CDN $4.50) for two additional years.

o The Company has entered into a Security Agreement with its principal creditor, GEIPPPII, whereby security has been granted over substantially all of the Company's assets in exchange for a waiver of six month's interest, waiver of existing defaults of financial covenants and relaxation of certain financial covenants.

                              Results of Operations

Thirteen Weeks Ended September 26, 1999 (unaudited) vs. Thirteen Weeks Ended September 27, 1998 (unaudited)

Net Income

For the thirteen weeks ended September 26, 1999, the Company's net loss was CDN ($1,844,000) compared to CDN ($147,000) for the corresponding period in 1998. Loss per share for the current period was CDN ($0.52), compared to ($0.04) in 1998. Included in the current quarter were a CDN $775,000 provision for settlement of a legal dispute dating back to 1995; a provision of CDN $250,000 for the potential closure of a location where the lease has expired and the restaurant continues to operate on an informal month-to-month arrangement with the landlord; and a CDN $125,000 provision for settlement of a tax dispute previously carried as a contingent liability estimated at CDN $785,000 as at December, 1998. (see above.)

The 1999 net loss excluding the disappointing Franklin Mills location and the one-time items mentioned above was CDN ($102,000) or CDN ($0.03) per share.

The average number of shares outstanding increased from 3,306,000 in 1998 to 3,545,000 for the current period.

Sales

Sales increased 14.9% during the thirteen weeks ended September 26, 1999 to CDN $13,555,000 from CDN $11,797,000 for the comparable period in 1998. As discussed above, the 1999 figure includes sales for three new locations: Franklin Mills PA (opened November 13, 1998); Rainforest - Scarborough ON (opened February 4,
1999); and Rainforest - Yorkdale ON (opened June 30, 1999). The Company disposed of its London ON location, by way of a franchise agreement with two of its location managers, on September 28, 1998.

For the thirteen Canadian E&C locations open throughout both periods, sales for the thirteen weeks September 26, 1999 totaled CDN $4,997,000 and were down 2.8% compared to the thirteen weeks ended September 27, 1998. Approximately one-half of the decrease is attributable to one location that was closed for a portion of the 1999 period due to a labour dispute, subsequently resolved.

For the six US locations open throughout both periods, sales for the 1999 period were US $3,328,000 and were even with the prior period. Sales at the Franklin Mills location continue to disappoint, despite numerous targeted marketing programs implemented during the period.

Sales at the Rainforest - Sales at theme restaurants such as Rainforest are not considered to be "comparable" until after eighteen months of operation. None of the locations have yet reached that point of comparability. As discussed under "Site Developments" above, the Company is developing strategies and programs, including the hiring of an experienced marketing and promotions manager, in order to take advantage of the sales potential in the markets served by the restaurants.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved slightly to 28.6% for the thirteen weeks ended September 26, 1999, compared to 28.8% for the thirteen weeks ended September 27, 1998. The improvement is a continuation of a trend the Company has been experiencing for eleven consecutive quarters. Excluding Franklin Mills, the food and beverage percentage would have been even lower at 28.4%.

Labour and Benefits Costs

Labour and benefits decreased from 32.0% of sales in 1998 to 31.8% in the current period. The disappointing sales at the Franklin Mills location led to unacceptably high labour rates at that location and influenced the overall rate.

Excluding Franklin Mills, the labour and benefits rate would have been 30.4%, a 1.4% (of sales) improvement over the comparable period in 1998. The decrease is being driven by continued emphasis on cost management techniques at all locations.

Occupancy and Other Operating Costs

Occupancy and other operating expenses increased as a percentage of sales from 24.2% in 1998 to 26.6% in the current period. Excluding Franklin Mills, the rate would have been 24.9%, representing an increase of 0.7% compared to the comparable period, attributable primarily to increased occupancy and utility costs at several locations.

Restaurant Closing Costs

Included in the results for the thirteen weeks ended September 26, 1999 is a provision of CDN $250,000 for the costs of potential closure of an older Canadian mall-based restaurant. Although the restaurant continues to operate, the lease has expired and the operation is on a month-to-month basis and subject to closure on 30 days notice. There were no such costs in the comparable period of 1998.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 6.8% of sales for the current period from 5.9% last year. Amortization of pre-opening costs for new restaurants, which is effected over the twelve months following opening, is the major driver of the cost increase. The combination of low sales and high development costs at Franklin Mills had a significant impact on the rate. Without Franklin Mills, the depreciation and amortization rate was 5.3% of sales.

Income From Restaurant Operations

As a result of the above factors, income from restaurant operations, as a percentage of sales, decreased from 9.1% for the thirteen weeks ended September 27, 1998 to 4.4% for the current period. In dollars terms, the decrease was from CDN $1,074,000 to CDN $592,000.

The impact of Franklin Mills was huge. Excluding Franklin Mills, and the one-time provision for potential closing costs of a Canadian location, income from restaurant operations improved to 11.0% of sales in the current period from 9.1% in the comparable period last year. In dollar terms, the improvement was CDN $353,000, from CDN $1,074,000 to CDN $1,427,000.

General and Administrative Costs

General and administrative costs decreased from 8.3% of sales in 1998 to 7.3% in the current period. Economies of scale are now being achieved as new restaurants are opened without commensurate increases in general and administrative costs. In dollar terms, general and administrative costs were basically unchanged from last year, despite higher legal costs incurred during the current period.

Legal Settlement

The Company has reached an agreement with Shilo Management Corporation to settle a legal dispute that arose in 1995. The cost of the settlement is CDN $775,000 and has been included in the results for the thirteen weeks ended September 26, 1999.

Interest on Long Term Debt

Interest on long term debt rose to CDN $553,000 for the thirteen weeks ended September 26, 1999, compared to CDN $248,000 for the comparable period in 1998. The increase is attributable to interest on funds raised in late 1998 and early 1999 to finance the construction of the new Canadian Rainforest Cafe operations and the Franklin Mills twin E&C / Alamo location.

(Loss) Before Taxes

The Company incurred a loss before income taxes of CDN ($1,719,000) for the 1999 period compared to a loss of CDN ($147,000) for the 1998 period. As discussed above, the Company experienced a negative impact from its new Franklin Mills location, which more than offset improved performance at the remainder of its locations. Significant improvements in labour, food and beverage costs were offset by poor performance in these areas at Franklin Mills. The poor performance at Franklin Mills, plus increased interest costs, some of which was related to Franklin Mills, and CDN $1,150,000 in one-time costs related to settlement of two old disputes and the potential closure of one location resulted in the increased loss for the period.

Income Taxes

The Company incurred a loss in the thirteen week period ended September 26, 1999 and therefore has no current tax liability. The Company also has loss carry-forwards that will reduce its effective tax rate in future periods. Included in the current quarter is a provision of CDN $125,000 representing the Company's current estimate of the cost of settling a dispute that dates back to 1984. This dispute had been carried as a contingent liability, with an estimated possible cost of CDN $785,000 as at December 27, 1998. A portion of the dispute has been settled, and, subject to confirmation of certain facts by the taxing authorities, the Company believes the balance of the dispute will be resolved for the CDN $125,000 recorded in the current period. Should a change to this estimate be necessary, it will be recorded at the time such determination is made.

Thirteen Weeks Ended September 27, 1998 (unaudited) vs. Nine Months Ended September 30, 1997 (unaudited)

Net Income

For the thirteen weeks ended September 27, 1998, the Company's net loss was CDN ($147,000) compared to CDN ($276,000) for the three month period in 1997. Loss per share for the 1998 period was CDN ($0.04) compared to CDN ($0.09) in 1997. The average number of shares outstanding increased from 2,985,000 in 1997 to 3,306,000 for the 1998 period.

Sales

Sales increased 35.3% during the thirteen weeks ended September 27, 1998 to CDN $11,797,000 from CDN $8,719,000 for the three month period in 1997. The 1998 figure included sales for four new locations: downtown Seattle, WA (opened August 1997), Boston, MA (opened November 1997), Whyte Avenue in Edmonton, AB (opened November 1997), and the Rainforest Cafe in Vancouver, BC (opened June
1998)

For the thirteen Canadian locations open throughout both periods, sales for the thirteen weeks ended September 27, 1998 totaled CDN $5,220,000 and were up 1.6% compared to the three month period for 1997.

For the four US locations open throughout both periods, sales for the thirteen weeks ended September 27, 1998 totaled US $2,156,000 and were down 4.5% compared to the three month period for 1997. Sales at the Bellis Fair location for the 1998 period were negatively impacted by a low Canadian dollar with sales decreasing by 25.3% from the same period in 1997 and accounting for substantially all of the decline.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved to 28.8% for the thirteen weeks ended September 27, 1998 compared to 29.6% for the corresponding period in 1997. Continued improvements from management's reviewing of all purchasing policies, recipes and menus can be seen. Management will continue to review procedures with improvements expected to continue.

Labour and Benefits Costs

Labour and benefits increased from 31.8% of sales in 1997 to 32.0% for the 1998 period. The Company continues to review its scheduling procedures and controls, with the goal of reducing its labour and benefits costs.

Occupancy and Other Operating Costs

Occupancy and other operating expenses decreased as a percentage of sales from 25.9% in 1997 to 24.2% for the 1998 period. One of the Company's goals continues to be to drive down occupancy and other operating costs as a percentage of sales by opening new locations with more favourable occupancy costs and by closing or modifying existing units in high occupancy locations.

Restaurant Closing Costs

On August 30, 1997 the Company closed its location in Thunder Bay, ON. An expense of CDN $200,000 was incurred to recognize the costs associated with this closure. No closure costs were incurred in the 1998 period.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 5.9% of sales for the 1998 period from 4.9% in 1997. The increase is attributable to higher amortization of pre-opening costs at new locations. Amortization of pre-opening costs was CDN $181,000 in 1998, compared to CDN $61,000 in 1997.

General and Administrative Costs

General and administrative costs increased from 7.0% of sales in 1997 to 8.2% in the 1998 period. The increase is attributable to the additional investment in corporate operations to enable the Company to grow. The Company believes its long term general and administrative expense percentage can be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

Interest expense increased from CDN $153,000 for the 1997 quarter to CDN $248,000 in the 1998 quarter. The increase was due to additional long term debt incurred during 1998 in order to fund the Company's expansion plans.

Loss Before Taxes

The Company incurred a loss before income taxes of CDN $(147,000) for the 1998 period compared to a loss of CDN ($276,000) for the 1997 period. As discussed above, the positive impact of higher sales and improved food and beverage margins were offset by increases in general and administrative costs and interest expenses as the Company positioned itself to roll-out its expansion plans, including the development of Rainforest cafe in Canada. Management believes that its expansion plans will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company incurred a loss in the thirteen weeks ended September 27, 1998 and therefore has no tax liability. The Company also has loss carry-forwards which will reduce its effective tax rate in future periods.

Thirty-nine Weeks Ended September 26, 1999 (unaudited) vs. Thirty-nine Weeks Ended September 27, 1998 (unaudited)

Net Income

For the thirty-nine weeks ended September 26, 1999, the Company's net loss was CDN ($4,632,000) compared to CDN ($1,091,000) for the corresponding period in 1998. Included in the loss for the current period are provisions of CDN $887,000 for retiring allowances for two former executives, CDN $775,000 for settlement of a legal dispute, CDN $250,000 for a potential restaurant closure, and CDN $125,000 for settlement of a tax dispute. Loss per share for the current period was CDN ($1.34), compared to ($0.35) in 1998.

The 1999 net loss excluding these four one-time provisions was CDN ($2,595,000) or CDN ($0.75) per share.

The average number of shares outstanding increased from 3,155,000 in 1998 to 3,452,000 for the current period.

Sales

Sales increased 22.4% during the thirty-nine weeks ended September 26, 1999 to CDN $37,635,000 from CDN $30,754,000 for the comparable period in 1998. The 1999 figure includes sales for four new locations: Rainforest - Vancouver BC (opened June 12, 1998); Franklin Mills PA (opened November 13, 1998); Rainforest - Scarborough ON (opened February 4, 1999); and Rainforest - Yorkdale ON (opened June 30, 1999). The Company disposed of its London ON location, by way of a franchise agreement with two of its location managers, on September 28, 1998.

For the thirteen Canadian E&C locations open throughout both periods, sales for the thirty-nine weeks September 26, 1999 totaled CDN $14,610,000 and were down 1.1% compared to the thirteen weeks ended September 27, 1998. A portion of the decrease is attributable to one location that was closed for a part of the 1999 period due to a labour dispute, subsequently resolved.

For the six US locations open throughout both periods, sales for the 1999 period were US $9,405,000 and were 1.1% lower than the prior period. Sales at the Franklin Mills location were disappointing throughout the period, and the Company has undertaken numerous targeted marketing programs, thusfar without the desired results.

None of the Rainforest locations were open throughout both periods. Sales at all locations have been heavily influenced by grand opening excitement and have, not unexpectedly, seen sales backoff from their initial levels. As discussed above, management is working on marketing programs to generate sales in the non-peak months at all three Rainforest locations.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, improved slightly to 28.6% for the thirty-nine weeks ended September 26, 1999, compared to 28.8% for the thirty-nine weeks ended September 27, 1998. The improvement is a continuation of a trend the Company has been experiencing since 1997. Excluding Franklin Mills, the food and beverage percentage would have been slightly lower at 28.5%.

Labour and Benefits Costs

Labour and benefits decreased from 32.7% of sales in 1998 to 32.2% in the current period. The disappointing sales at the Franklin Mills location led to unacceptably high labour rates at that location and influenced the overall rate.

Excluding Franklin Mills, the labour and benefits rate would have been 31.0%. The decrease is being driven by continued emphasis on cost management techniques at all locations.

Occupancy and Other Operating Costs

Occupancy and other operating expenses increased as a percentage of sales from 25.4% in 1998 to 26.4% in the current period. Excluding Franklin Mills, the rate would have been 25.1%, representing a decrease of 0.3% compared to the comparable period.

Restaurant Closing Costs

Included in the results for the thirty-nine weeks ended September 26, 1999 is a provision of CDN $250,000 for the costs of potential closure of an older Canadian mall-based restaurant. Although the restaurant continues to operate, the lease has expired and the operation is on a month-to-month basis and subject to closure on 30 days notice. There were no such costs in the comparable period of 1998.

Depreciation and Amortization Expense

Depreciation and amortization costs increased to 7.4% of sales for the current period from 6.0% last year. Amortization of pre-opening costs for new restaurants, which is effected over the twelve months following opening, is the major driver of the cost increase. The combination of low sales and high development costs at Franklin Mills had a significant impact on the rate. Without Franklin Mills, the depreciation and amortization rate was 5.8% of sales.

Income From Restaurant Operations

As a result of the above factors, income from restaurant operations, as a percentage of sales, decreased from 7.1% for the thirty-nine weeks ended September 27, 1998 to 4.6% for the current period. In dollars terms, the decrease was from CDN $2,180,000 to CDN $1,733,000.

The impact of Franklin Mills was huge. Excluding Franklin Mills, and the provision for potential closing costs of a Canadian location, income from restaurant operations improved to 9.6% of sales in the current period from 7.1% in the comparable period last year. In dollar terms, the improvement was CDN $1,242,000, from CDN $2,180,000 to CDN $3,422,000.

General and Administrative Costs

General and administrative costs decreased from 8.5% of sales in 1998 to 7.9% in the current period. Economies of scale are now being achieved as new restaurants are opened without commensurate increases in general and administrative costs.

Legal Settlement

The Company has reached an agreement with Shilo Management Corporation to settle a legal dispute that arose in 1995. The cost of the settlement is CDN $775,000 and has been included in the results for the thirty-nine weeks ended September 26, 1999.

Retiring Allowances

As part of a restructuring of corporate office operations in the current period, employment contracts with two executive officers of the company were not renewed, and other corporate staff were terminated. CDN $887,000 has been provided for retiring allowances and other costs related to the restructuring.

Interest on Long Term Debt

Interest on long term debt rose to CDN $1,610,000 for the thirty-nine weeks ended September 26, 1999, compared to CDN $650,000 for the comparable period in 1998. The increase is attributable to interest on funds raised in 1998 and early 1999 to finance the construction of the new Canadian Rainforest Cafe operations and the Franklin Mills twin E&C / Alamo location.

(Loss) Before Taxes

The Company incurred a loss before income taxes of CDN ($4,507,000) for the 1999 period compared to a loss of CDN ($1,091,000) for the 1998 period. As discussed above, the Company experienced a negative impact from its new Franklin Mills location, which more than offset improved performance at the remainder of its locations. Significant improvements in labour, food and beverage costs were offset by poor performance in these areas at Franklin Mills. The poor performance at Franklin Mills, increased interest costs, some of which was related to Franklin Mills, a CDN $775,000 provision for a legal settlement, a CDN $250,000 provision for restaurant closing costs, and a CDN $887,000 provision for retiring allowances for two of the Company's Founders resulted in the increased loss for the period.

Income Taxes

The Company incurred a loss in the thirty-nine week period ended September 26, 1999 and therefore has no tax liability. The Company also has loss carry-forwards that will reduce its effective tax rate in future periods. Included in the current period is a provision of CDN $125,000 representing the Company's current estimate of the cost of settling a dispute that dates back to 1984. This dispute had been carried as a contingent liability, with an estimated possible cost of CDN $785,000 as at December 27, 1998. A portion of the dispute has been settled, and, subject to confirmation of certain facts by the taxing authorities, the Company believes the balance of the dispute will be resolved for the CDN $125,000 recorded in the current period. Should a change to this estimate be necessary, it will be recorded at the time such determination is made.

Thirty-nine Weeks Ended September 27, 1998 (unaudited) vs. Nine Months Ended September 30, 1997 (unaudited)

Net Income

For the thirty-nine weeks ended September 27, 1998 the Company's net loss was CDN ($1,091,000) compared to a net loss of CDN ($1,025,000) for the corresponding period in 1997. On a per share basis, the net loss for the 1998 period was CDN ($0.35) compared to CDN ($0.35) in 1997. There were a weighted average of 3,155,000 shares outstanding in 1998 compared to 2,933,000 in 1997.

Sales

Sales increased 26.2% during the thirty-nine weeks ended September 27, 1998 to CDN $30,764,000 from CDN $24,375,000 for the comparable period in 1997. The 1998 figure includes sales for four new locations: downtown Seattle, WA (opened August 1997), Boston, MA (opened November 1997), Whyte Avenue in Edmonton, AB (opened November 1997), and the Rainforest Cafe in Vancouver, BC (opened June
1998).

For the thirteen Canadian locations open throughout both periods, sales for the thirty-nine weeks ended September 27, 1998 totaled CDN $15,095,000 and were up 2.1% compared to the corresponding period for 1997.

For the four US locations open throughout both periods, sales for the thirty-nine weeks ended September 27, 1998 totaled US 5,992,000 and were down 3.6% compared to the corresponding period for 1997. The Bellis Fair location sales were down by 21% for the 1998 period compared to the same period in 1997.

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

Occupancy and Other Operating Costs

Occupancy and other operating expenses decreased as a percentage of sales from 26.7% in 1997 to 25.4% for the 1998 period. One of the Company's goals continues to be to reduce occupancy and other operating costs as a percentage of sales by opening new locations with more favourable and controllable occupancy costs and by closing or modifying existing units in high occupancy locations.

Restaurant Closing Costs

On August 27, 1997 the Company closed its location in Thunder Bay, ON. An expense of CDN $200,000 was incurred to recognize the costs associated with this closure. No closure costs were incurred in the 1998 period.

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

General and Administrative Costs

General  and  administrative   costs  increased  from  7.2%  of  sales  for  the
thirty-nine weeks ended September 27, 1998 to 8.5% in the 1998 period. The increase is attributable to the additional investment in corporate operations to enable the Company to grow. The Company believes its long term general and administrative expense percentage can be brought down to under 7.0% through a combination of expense reductions and adding new stores without incurring proportionate general and administrative expenses.

Interest on Long Term Debt

Interest expense increased from CDN $345,000 for the 1997 period to CDN $650,000 in the 1998 period. The increase was due to additional long term debt incurred during 1998 in order to fund the Company's expansion plans.

Loss Before Taxes

The Company incurred a loss before income taxes of CDN ($1,091,000) for the thirty-nine weeks ended September 27, 1998 compared to a loss of CDN
($1,025,000) for the 1997 period. As discussed above, the positive impact of higher sales, improved food and beverage margins, plus improvements in labour were offset by increases in depreciation, amortization and interest expenses. Management believes that the continued build-out of additional restaurants, including the development of Rainforest Cafe in Canada will enable the Company to reduce costs, as a percentage of sales, and return to profitability.

Income Taxes

The Company  incurred a loss in the thirty-nine  week period ended September 27,
1998  and   therefore  has  no  tax   liability.   The  Company  also  has  loss
carry-forwards which will reduce its effective tax rate in future periods.

                       Financial Condition and Other Items

Liquidity and Capital Resources

The Company currently has cash balances slightly in excess of CDN $1.1 million. Aside from day to day operating requirements, its most immediate cash requirements are to fund the construction of its new location in Toronto ON and to pay the cash component of the legal settlement to Shilo Management Corporation. Funds on hand, plus cash flow from operations will be sufficient to satisfy these current requirements. The Company's growth strategy, as discussed on page two of this quarterly report, is to focus on strengthening the profitability of existing operations and leveraging the brands' strength through franchising and through corporate store growth to the extent deliverable from internally generated cash flow. The Company does not anticipate the need for additional external funding to meet its current plans and commitments.

Year 2000

The Company has substantially completed all required activities to prepare its date-sensitive systems to recognize the date change on January 1, 2000, including upgrading or replacing Point of Sale systems where necessary. The Company has also completed Year 2000 readiness assessments with major third parties, including banks, payroll services and suppliers. An independent review has been performed of the Company's Year 2000 readiness, resulting in a positive report.

Caution Regarding Forward-Looking Statements

From time to time the Company makes written and verbal forward-looking statements, including in this quarterly report. Such forward-looking statements may include comments with respect to results of operations, business plans and financial condition. By their very nature, forward-looking statements involve risks and uncertainties. The Company cautions the reader not to place undue reliance on forward-looking statements as a number of factors, including changes in economic conditions such as inflation rates, interest rates and currency values; and the effects of competition in the geographic areas where the Company operates. The Company cautions that the foregoing list of factors is not exhaustive. Investors should carefully consider the foregoing factors and other uncertainties when relying on forward-looking statements to make decisions with respect to the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ELEPHANT & CASTLE GROUP INC.
                                  (Registrant)


Date   November 5, 1999             /s/ Richard Bryant
       ----------------        -------------------------------------------------
                                    Richard Bryant, President, C.E.O. and C.F.O.

Date   November 5, 1999             /s/ Colin Stacey
       ----------------        -------------------------------------------------
                                    Colin Stacey, Chief Operating Officer