Form 10-Q/A
period 1999-09-26
ELEPHANT & CASTLE GROUP INC
filed 1999-11-09
CIK 899849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 1
(Mark One)

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

                           ELEPHANT & CASTLE GROUP INC.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

a) The Company has resolved its longstanding litigation with Shilo Inns of Portland, Oregon. The dispute revolved around two hotel restaurants the Company operated in Shilo Inn Facilities which were closed in 1995. The Company settled the case for a US$300,000 cash payment, US$100,000 in deferred payments and 150,000 common shares of the Company. This settlement will result in a charge against earnings of approximately C$775,000 in the current quarter.

b) Separately, a portion of a Canadian tax dispute that arose in 1989 has been resolved in the Company's favour. A recent court ruling on a similar case may impact the remainder of the disputed tax and the Company now estimates that the dispute can be fully resolved for C$125,000. The dispute has been carried by the Company as a contingent liability of C$785,000.


Item 2 - Changes in Securities

a) On February 1, 1999 the Company completed a US $1,265,000 (CDN$1,897,500) convertible debenture financing with a group of private investors. The debentures have a five year term, bear interest at 8%, payable in shares at the Company's option, and are convertible into shares of the Company at US $2.00 (CDN $3.00) per share. At the same time, the US $2,000,000 (CDN $3,000,000) bridge loan due to General Electric Private Placement Partners II, due in June 2000 was converted to convertible debentures on identical terms. The Company has reached agreement in principle with these noteholders, pursuant to which such noteholders will be converting 50% of their notes into common shares of the Company at a conversion price of US$1.00 per common share. This conversion will increase the Company's equity by approximately C$2.4MM and reduce its annual interest expense by in excess of C$350,000.

b) In March, 1999 the Company reached an agreement with the holders of its 6% convertible subordinated debentures (recorded as "other paid-in capital) to settle the balance not already converted into Common Shares. The terms of repayment are US $240,000 (CDN $360,000) repayable in 1999, US $320,000 (CDN $480,000) repayable in 2000 and the balance in 2001, subject to earlier conversion at US $2.00 (CDN $3.00) per share. As of September 26, 1999, US $345,000 (CDN $518,000) had been converted into Common Shares and all of the balance had been repaid.

c) A security agreement between the Company and General Electric Investment Private Placement Partners II, holders of US $9,000,000 in convertible subordinated debentures, has been executed. The agreement grants security over substantially all of the Company's assets in exchange for a waiver of six months' interest, waiver of existing covenant breaches and relaxation of certain financial covenants.

d) As discussed under Item 1, the Company has resolved its longstanding litigation with Shilo Inns of Portland, Oregon. As part of the settlement, the Company agreed to issue 150,000 common shares of the Company to Shilo Inns.

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

Item 5 - Other Information

         The Company has been notified by NASDAQ staff that it has failed to maintain a minimum bid price greater than or equal to $1.00 as required under Marketplace Rule 4310(c)(4). The Company has been provided with 90 calendar days, or until December 3, 1999 to regain compliance with this rule. This will require, at minimum, the bid price of the Company's shares to be equal or greater than $1.00 for ten consecutive trading days during that period.

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

                          ELEPHANT & CASTLE GROUP INC.
                                  (Registrant)


Date   November 9, 1999             /s/ Richard Bryant
       ----------------        -------------------------------------------------
                                    Richard Bryant, President, C.E.O. and C.F.O.

Date   November 9, 1999             /s/ Colin Stacey
       ----------------        -------------------------------------------------
                                    Colin Stacey, Chief Operating Officer