Form 10-K
period 1999-12-26
ELEPHANT & CASTLE GROUP INC
filed 2000-03-28
CIK 899849

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999
                           COMMISSION FILE NO. 1-12134
                              CUSIP NO. 286199-20-3

                          ELEPHANT & CASTLE GROUP INC.
                         (NAME OF SMALL BUSINESS ISSUER)


PROVINCE OF BRITISH COLUMBIA                         NOT APPLICABLE
(State or other                                      (IRS Employer
jurisdiction of                                   Identification Number)
incorporation)

856 Homer Street
VANCOUVER, B.C. CANADA                               V6B 2W5

(Address of principal                               (Zip Code)
 executive offices)

Registrant's telephone number including area code: (604) 684-6451

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 13 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO
                         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Issuer's revenues during the fiscal year ended December 26, 1999: CDN $50,104,000 (converts at applicable exchange rates to U.S. $34,084,000).

Aggregate market value of voting stock held by non-affiliates of the Registrant as at March 16, 2000: U.S.$5,289,209 (CDN $7,775,137).

Number of shares outstanding of Issuer's Common Stock as of December 26, 1999:
3,694,709. See footnote (a) below.

Securities registered pursuant to Section 12(b) of the Act:

         None.

Securities registered pursuant to Section 12(g) of the Act:

                                   NASDAQ         Number of
      Title of Each Class          Symbol      Shares Outstanding
-------------------------------    ------      ------------------
Common Stock, without par value     PUBFC         5,289,209(a)

(a) Calculated as of March 16, 2000. In December 1999 the Company reached an agreement with the holders of its 8% notes whereby US$1,582,500 of these notes were to be converted into 1,582,500 shares. These shares were issued in January 2000. This number is subject to adjustment for a "reverse split" consolidation of the Company's share capital approved at the Extraordinary General Meeting of shareholders held on March 23, 2000.

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

ITEM 1   DESCRIPTION OF BUSINESS

a.       GENERAL

         As of the date of this report, the Company currently owns and operates a chain of 24 full-service casual dining restaurants and pubs, 17 of which are located in Canada and 7 of which are located in the United States.

         Eighteen of the Registrant's restaurants are operated under the name "Elephant & Castle", an English pub concept, five of which are in the United States. In addition to the owned and operated units, there are 3 Elephant & Castle franchises, including the first United States franchise, which opened in Grove City, Pennsylvania in January, 2000.

         The Company also owns and operates an "Alamo Grill" red meat steakhouse at the Mall of America, Bloomington, Minnesota. The Company intends to expand its chain of Alamo Grill steakhouse restaurants through franchising. The first Alamo Grill franchise was opened in January 2000 in Atlanta. Additional franchises are under negotiation.

         The Company is also a joint venture partner with, and exclusive licensee of, Rainforest Cafe, Inc. (NASDAQ: RAIN) for the development of Rainforest Cafe restaurants in Canada through a joint venture entity, Canadian Rainforest Restaurants Inc. ("CRRI"). CRRI's first Canadian Rainforest Cafe restaurant opened in June of 1998 in Vancouver, B.C. The second opened in Scarborough (Toronto) Canada, in early 1999, and a third opened at Yorkdale, also in Toronto, Canada, in the summer of 1999. CRRI has signed a lease for the development of a Rainforest Cafe in The Forum, Montreal and additionally has sub-franchised Rainforest Cafe to Canadian Niagara Hotels for the development of one Rainforest Cafe in Niagara, Ontario. These units, when opened, will comprise the full extent of the Company's contractual commitment to open five Rainforest Cafes in Canada by March 2001. The Company's continuing revenues from its interest in the Canadian Rainforest Cafe restaurants constitute a significant part of the Company's continuing revenues.

         There are thus three focal points for the current and future operations of the Company, [i] owned and operated pub and casual dining restaurants both in the United States and Canada; [ii] licensed owned and operated, and sublicensed Canadian Rainforest restaurants; and [iii] franchising activities, relating to both Elephant & Castle and Alamo.

         1999 RESULTS OF OPERATIONS

         During 1999, the Company opened two Canadian Rainforest restaurants, both in Metro Toronto, made current plans for one additional Canadian Rainforest restaurant to be opened in The Forum, Montreal later this year, and sub-franchised the Rainforest Cafe to Canadian Niagara Hotels for the development of one restaurant in Niagara, Ontario. The Company also opened a second Elephant & Castle restaurant in Toronto, Ontario during December, 1999.

         In 1999, the Company's sales increased to CDN $50,104,000 from CDN $42,630,000 for the comparable period in 1998.

  The sales increase was achieved primarily through the opening of the Canadian Rainforest Cafe restaurants and the operation for the full year of the "twin" restaurant, comprising an Alamo Grill restaurant and an Elephant & Castle restaurant operating from a common kitchen, in Franklin Mills, Pennsylvania. See Management's Discussion and Analysis, Item 7 hereinafter.

         During the fiscal year ended December 26, 1999, the Company incurred a net loss of CDN $4,262,000 compared to a net loss of CDN $929,000 for the corresponding period in 1998.

         1999 results of operations reflect the costs associated with the resolution of certain disputes and corporate restructuring and a decline in income from restaurant operations from CDN $3,770,000 to CDN $2,844,000. General and administrative expenses decreased from 8.5% of sales in 1998 to 6.8% of sales in 1999, partly as a result of administrative cost reduction steps taken during the year. Interest on long term debt increased to CDN $2,056,000 in 1999 from CDN $1,084,000 in 1998 due to increased borrowings and higher interest cost.

         The Company resolved its long-standing legal dispute with Shilo Inns in October, 1999. The settlement that was reached will result in cash payments of US $400,000 over 24 months, plus the issue of 150,000 common shares. A provision of CDN $775,000 was made in 1999 to cover the cost of this settlement.

         As part of a restructuring of corporate office operations, employment contracts with two executive officers of the Company were not renewed, and other corporate staff were terminated. CDN $867,000 was provided for retiring allowances and other costs related to the restructuring.

         A portion of a tax dispute that arose in 1989 has been resolved in the Company's favour. The Company has reserved CDN $125,000 for the estimated cost of settling the remainder.

FINANCINGS

         1995 GEIPPP II FINANCING. In December of 1995, the Company completed a major financing with a prominent U.S. private limited partnership money manager, General Electric Investment Private Placement Partners II ("GEIPPP II"). That financing ultimately added U.S. $1,000,000 (CDN $1,370,000) in equity before issue costs and U.S. $9,000,000 (CDN $13,140,000) in subordinated convertible notes to the Company's long term debt structure. In October, 1999 the Company granted a security interest to GEIPPP II over substantially all of its assets in exchange for a waiver of certain interest payments, waiver of existing defaults and a relaxation of certain financial covenants.

         DELPHI FINANCING. In February of 1999, the Company completed an additional private placement equity financing with a group of U.S. investors. The financing was arranged by Delphi Financial Corporation of Minneapolis Minnesota. In total the Company raised U.S. $3,265,000 (CDN $4,897,500) from the sale and issuance of additional Subordinated Convertible Notes (the "'99 Notes"). The '99 Notes have a five year term, bear interest at 8% per annum payable quarterly in arrears commencing on June 30, 1999, in cash or Common Shares, to the extent fully registered Common Shares of the Company are available, at the option of the Company. All of the '99 Notes unpaid and not converted by December 31, 2003 are immediately due and payable on such date, together with a 25% premium on the unpaid principal amount thereof. The terms of the '99 Notes were renegotiated in October, 1999 following which $1,582,000 of these `99 Notes were converted into common stock at $1 per share in exchange for the waiver of penalties associated with the delay in registration of the underlying securities and adjustment to the one year warrants to the terms noted below.

         The Company has a right for optional redemption of the remaining `99 Notes at 100% of par, plus accrued and unpaid interest, from time to time during the period that the '99 Notes are outstanding if the market price for the Company's Common Shares equals or exceeds 150% of the conversion price for fifteen (15) consecutive trading days, under certain circumstances. Each of the holders of the '99 Notes also received one year warrants, extended to three years, to purchase an equal number of Common Shares. The Warrants are exercisable at U.S. $2.00 per share until 31st January, 2001 and at U.S. $3.00 thereafter. GEIPPP II participated in the Delphi Financing, and purchased U.S. $2,000,000 additional of the 1999 Notes, U.S. $1,000,000 of which was subsequently converted into 1,000,000 Common Shares.

         The additional financings described under the Delphi transactions together have a significant dilutive effect on the existing warrant and option instruments outstanding. U.S. $6,000,000 of the funds borrowed by the Company from GEIPPP II are now convertible by it, at its option, at U.S. $3.84 per share and U.S. $3,000,000 of such Notes are convertible at U.S. $5.00 per share. If the '99 Notes expire without conversion and the Warrants expire without exercise thereof, upward adjustments would apply with respect to the GEIPPP II conversion and exercise prices. Similarly, if the GEIPPP II instruments expire or terminate without conversion or exercise, corresponding upward adjustments of exercise rights and number of shares purchasable would impact on other existing instruments. At the present time, GEIPPP II has the right through conversion privileges and warrant exercise rights to acquire approximately 58.8% of the Company's Common Shares, assuming exercise of all such rights and privileges.

RESTAURANTS IN OPERATION

         ELEPHANT & CASTLE. At the Elephant & Castle restaurants, the Company seeks to distinguish itself from competitive restaurants by its distinctive British style and Tudor decor, and by featuring a wide variety of menu items including a large number of English-style dishes. The Company's restaurants offer a broad menu at popular prices. The menu is regularly updated to keep up with current trends in customers' tastes. The average check per customer, including beverage, was approximately CDN $14.00 during 1999, a number which has more or less been stable since 1992. Although all of the Company's restaurants provide full liquor service, alcoholic beverages are primarily served to complement meals.

         MALL RESTAURANTS. The Company's mall restaurants average approximately 5,000 square feet, with a typical seating capacity of 220. The restaurants are open 7 days a week for lunch, dinner and late-night dining. Average unit sales are approximately CDN $1,200,000 with a sales mix of approximately 60% food and approximately 40% alcoholic beverages. Due to their location at major downtown and suburban malls and office complexes, the Elephant & Castle restaurants cater to both shoppers and office workers.

         HOTEL RESTAURANTS. The Company has agreements for the operation of restaurants in 5 hotel locations in Canada and the United States, including 3 Holiday Inn locations. The Winnipeg Crowne Plaza Holiday Inn Elephant & Castle restaurant was opened on May 18, 1994. The Philadelphia Holiday Inn unit was opened on February 28, 1995, and the San Diego Holiday Inn was opened on July 1, 1996. The Boston, Massachusetts and Seattle, Washington sites added in 1997 are in hotel locations other than Holiday Inn. The Company hopes to build additional hotel restaurant units at first-class hotels over the next several years. In the opinion of management, the three key ingredients in the selection of hotel based units are: (1) the control of occupancy costs; (2) the capacity to work synergistically with a hotel management seeking to divorce itself from direct involvement in food and beverage operations; and (3) the Company's ability to control the menu, kitchen and restaurant amenities.

         ALAMO GRILL. In October of 1996, the Company acquired all of the capital stock of Alamo Grill, Inc. ("Alamo"), a one unit restaurant business located at the Mall of America, Bloomington, Minnesota. The acquisition provided the Company with a "red meat" concept restaurant. The single unit Alamo has been operated successfully and profitably by the Company since its acquisition. The new "Alamo Grill" restaurants (Registrant may use such name or variants thereof) are casual steakhouse restaurants with a distinctive southwestern design and theme. They are intended to be franchise restaurants located primarily in U.S. hotels. The menu is positioned to deliver an average spend of U.S. $14-16 Dollars for food at dinner. Each restaurant is planned to be up to 6,500 square feet with up to a 240-seat capacity. See also Franchising.

         THE CANADIAN RAINFOREST CAFE VENTURE. As of May 1, 1997, the Company signed agreements with Rainforest Cafe, Inc. ("RCI") relating to the Canadian Rainforest Joint Venture. The agreements provide for the establishment of a jointly-owned Canadian corporation, Canadian Rainforest Restaurants, Inc. ("CRRI") in by the power to nominate three of the five CRRI directors and by a management agreement.

         The Registrant simultaneously acquired from RCI an exclusive Area Development Agreement for U.S. $500,000 (CDN $685,000), U.S. $250,000 (CDN $343,000) paid in advance, and U.S. $50,000 (CDN $69,000) per annum thereafter until the balance is paid. The Area Development Agreement has been assigned to CRRI, the joint venture company. Each restaurant built within the exclusive territory of Canada will also enter into a license arrangement with RCI. The Rainforest Cafe restaurants, a trademark and trade name protected concept, provide patrons with a rainforest environment, which is both attractive and entertaining, and has been sought out by mall operators and others on favorable terms as a destination location.

         In 1999 an additional company, Yorkdale Rainforest Restaurant Inc. ("YRRI"), was formed for the development of one of the Rainforest Cafe restaurants. CRRI and RCI each have a 50% interest in the Common Stock of YRRI, giving the Registrant an effective 25% interest. The Registrant effectively controls YRRI, as to day to day operations, through its management service contract.

         A section of the premises of each Canadian Rainforest Cafe restaurant is set aside for the sale of rainforest related merchandise. The Company has slightly modified the basic physical structure of each Rainforest restaurant. In the United States, Rainforest Cafe, Inc. has quickly expanded from its first unit at Mall of America, Bloomington, Minnesota to a worldwide chain. RCI has Development Agreements for foreign expansion in numerous areas. The Registrant's interest is solely in the Rainforest Cafe restaurants located in Canada.

         Thus far, the Company has invested CDN $5.45 million, net, through December 26, 1999, in the joint venture entity towards the creation of the first three Canadian Rainforest restaurants. The Company will receive a management fee of 1.5% of sales from each licensed restaurant in addition to distributions it receives as a shareholder of CRRI.

         Each Rainforest Cafe presents an equatorial rainforest motif, a diverse interesting menu and high quality food which is intended to appeal to a broad customer base. The five restaurants planned to date (one in greater Vancouver opened June, 1998, two in Toronto Scarborough February, 1999 - Yorkdale July, 1999, one in Montreal scheduled to open in November, 2000, and one to be opened in Niagara, Ontario under a sub-franchise agreement) will range from 13,000 to 20,000 square feet and seat from 340 to 400 people. Due to the size and scope of these facilities, it is necessary that they be positioned in very high traffic areas to attract the necessary clientele. The anticipated sales mix from the Canadian Rainforest Cafe is 10% retail items, and 90% food and beverage. RCI has the right to buy out the Company's interest in Canadian Rainforest Restaurants, Inc. based on a formula amounting to not less than five times EBITDA after seven years of operations. The Company has an equivalent right to buy out RCI's interest in the venture, which is only exercisable after the 15th anniversary of operations.

         RCI has signed a definitive merger agreement with Landry's Seafood Restaurants, Inc. This agreement is subject to regulatory and shareholder consent. The Company currently has no relationship with Landry's.

         FRANKLIN MILLS "TWIN" RESTAURANT. In 1998 the Company opened a dual-brand "twin" restaurant in Franklin Mills, outside of Philadelphia, Pennsylvania. The E&C/Alamo is approximately 14,000 square feet and shares a common kitchen. The efficiencies of the dual-brand concept intended to be realized include facility and construction cost limitations, while presenting two distinct brand images to the public. This unit has not operated at satisfactory volume or profit levels due to lack of foot traffic passing. The Company is considering alternative, better and higher uses for the Franklin Mills premises, and may be required to consider closure or partial closure pending more favorable results or such alternative better or higher use. Closure of the Franklin Mills facility could have a material adverse effect on the total assets, net assets and shareholders equity of the Company. The Company's income from restaurant operations in 1999, before losses at Franklin Mills, and a one-time provision of CDN $250,000 for the closing of a small Canadian location, was $5,002,000. A successful assignment, transfer or closure, without continuing rent obligation, of Franklin Mills would, therefore, be expected to have a favorable impact on continuing net income of the Company. In the absence of improved foot traffic in that section of the mall, the Company is actively seeking to involve the Landlord at Franklin Mills in its efforts to find a better or higher uses for the premises.

         FRANCHISING. Management of the company believes that the Company's "brand" identification is a valuable asset. Three franchised locations of the Elephant & Castle brand are now open, one at the new international terminal at Vancouver International Airport, a second to a pair of former employees in London, Ontario and a third, opened in January, 2000, in Grove City, Pennsylvania.

         In 1999 the Company signed an exclusive franchise agreement with Holiday Inn Hotels, whereby Holiday Inn Hotels and its franchises have the exclusive right to franchise the Alamo Grill brand in hotel locations in the United States. In consideration for this exclusivity, Holiday Inn Hotels has undertaken to promote the brand to its franchisees as the exclusively endorsed steakhouse restaurant. The first such franchise opened in a Holiday Inn hotel in College Park, near Atlanta, Georgia. Additional franchises are currently under negotiation.

         The Company signed a sub-franchise agreement with Canadian Niagara Hotels for the right to develop a Rainforest Cafe in Niagara, Ontario. This unit is expected to open in the spring of 2001.

         Future activities are intended to include an expansion of the Company's franchising activities for both the Alamo Grill and the Elephant & Castle brand. No further sub-franchises of the Rainforest Cafe brand are currently anticipated.

         FUTURE COMPANY GROWTH. The Company's strategy for future growth of its Elephant & Castle and Alamo Grill concepts involves both franchising and development of company owned and operated locations. These will be predominantly hotel-based or in high traffic, urban centre locations. The Company's intention is to cluster restaurants in prime locations in chosen geographic regions. Key points for consideration include the need for consistency in use and revenues resulting therefrom. The Company's current cash position and cash flow from operations should be adequate to permit the development of one to two additional Company owned facilities per year, without further capital transactions.

         ADDITIONAL INFORMATION

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

         The Company conducts many local promotions and loyalty programs geared to the neighborhoods and markets the restaurants serve, and supports these with print and direct mail advertising. During fiscal 1999, the Company's expenditures for advertising and promotional activities were approximately 2% of its revenues.

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

                  iv. COMPETITORS AND COMPETITIVE BUSINESS CONDITIONS. The restaurant and food service industry is highly competitive and fragmented. There are an uncountable number of restaurants and other food and beverage service operations that complete directly and indirectly with the Company. In addition, many restaurant chains have significantly greater financial resources and higher sales volumes than the Company. Restaurant revenues are affected by changing consumer tastes and discretionary spending priorities, local economic conditions, demographic trends, traffic patterns, the ability of business customers to deduct restaurant expenses, the increasing trend towards prohibition of smoking in restaurants and the type, number and location of competing restaurants. In addition, factors such as inflation and increased food, liquor, labor and other employee compensation costs can adversely affect profitability. The Company believes that its ability to compete effectively and successfully will depend on, among other things, management's ability to continue to offer quality food for moderate prices, management's ability to control labor costs, and ultimately on the executive determinations as to extensions of the brand (I.E., selection of sites for new locations and related strategies).

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

                  ix. Y2K COMPLIANCE. Business operations are affected by the Year 2000 readiness of infrastructure suppliers in areas such as utilities, communications, transportation and other services. In this environment, there is potential for instances of failure that could cause disruptions in business processes for the Company or adversely impact its customers. Preparation by the Company for Year 2000 was effective, and no material occurrences of Year 2000 failure were experienced. See also discussion of Y2K under Management's Discussion and Analysis, Item 7 herein.

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

                  xi. RESEARCH AND DEVELOPMENT. The Company places significant emphasis on the design and interior decor of its restaurants. The Company is employing the same basic architectural design, decors and construction techniques for the Canadian Rainforest Cafe restaurants as Rainforest Cafe has used for its restaurants in the U.S.

         The Company's Elephant & Castle unit designs requires somewhat higher capital costs and furniture and fixtures investment to open a new restaurant than is typical in the industry. Landlord contributions defray a part or a substantial part of interior design and decor at a typical new restaurant. The Company believes that its design and decor features enhance the dining experience. Each restaurant typically features large, airy dining areas. Two of the restaurants offer atrium seating, and several offer patio seating, which adds substantially to seasonal capacity, revenues and profits. Table layouts are flexible, permitting re-arrangement of seating to accommodate large groups and effective utilization of maximum seating capacity.

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

                  xiii. NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. As of December 26, 1999, the Company, including its Canadian Rainforest Cafe joint venture, employed approximately 1,700 persons on a full-time and part-time basis. 23 of such persons serve in administrative or executive capacities, approximately 100 serve as restaurant management personnel and the remainder are hourly workers in the Company's restaurant operations. The Company believes that its working conditions and compensation packages are competitive with those offered by its competitors. Management considers the Company's relations with its employees to be good, and its rate of employee turnover, particularly among management employees, to be low in relation to industry standards. The Company has an agreement with the union which represented the former workers at the predecessor restaurant located at the Holiday Inn unit in Philadelphia which requires the Registrant to seek new hires first from among the pool of available union hiring hall personnel. The Company's service personnel at the San Diego Elephant & Castle unit and Rosie's on Robson are unionized. In 1999 the Company experienced its only organized work stoppage, strike or labor dispute. This strike, by the staff of Rosie's on Robson, lasted for a period of 2 weeks.

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

         The Company believes its commitment to employee morale is also critical to its long-term success. The Company has compiled a favorable record of employee retention. The average tenure of a restaurant general manager in the Elephant & Castle chain is five years. The Company considers the quality of its employee interaction with customers to be an important element of its business strategy.

ITEM 2   PROPERTIES

         The Company directly, and through its Canadian Rainforest Cafe restaurant affiliate (shown by *), currently operates 14 mall based restaurants, including the "twin" restaurants at Franklin Mills added in 1998. All of such facilities are leased properties. The following table provides opening date, square footage and indoor seating capacity information with respect to each of the mall based restaurants currently in operation:

                                                                 INDOOR
CITY              MALL             OPENING DATE    SQUARE FEET  SEATING(A)
----              ----             ------------    -----------  ----------
Regina,Sask.      Cornwall Centre    Aug. 1981         5,375      220
Ottawa, Ont.      Rideau Center      Mar. 1983         7,119      280
West Edm., Alb.   West Edmonton      Jul. 1988         6,500      245
Edmonton, Alb.    Eaton Center       Sep. 1988         5,939      225
Victoria, B.C.    Eaton Center       Jun. 1989         5,640      225
Bellingham, WA    Bellis Fair        May  1990         5,200      220
Saskatoon, Sask.  Midtown Plaza      Oct. 1990         5,815      225
Calgary, Alb.     Eaton Center       Dec. 1990         5,851      225
Surrey, B.C.      Guildford Town     May  1992         4,835      200
Bloomington, MN   Mall of America    Oct. 1996         6,750      280
*Vancouver, BC    Metrotown          Jun. 1998        18,000      340
Philadelphia, PA  Franklin Mills     Nov. 1998        11,400      396
*Toronto, Ont.    Scarborough        Feb. 1999        20,000      394
*Toronto, Ont.    Yorkdale           Jul. 1999        20,000      396

(a) Outdoor/patio seating is available at a number of the locations, and not included herein.


         All of the restaurants are located on leased sites. The Company owns the furnishings, fixtures and equipment in each of its mall based restaurants. Existing restaurant leases have expirations ranging from 2000 through 2017 (including existing renewal options). The Company does not anticipate any difficulties renewing its existing leases as they expire. Mall leases typically provide for fixed rent plus payment of certain escalations and operating expenses, against a percentage at restaurant sales.

         The Company's hotel restaurant leases are more typically focused on a percentage of restaurant sales, against a minimum base rental. Thus, while the Company's aggregate annual minimum rent continues to increase, such rent per facility and per square foot controlled by the Company is typically declining.

         The Company's facilities at Hotels and other non-mall locations are occupied on the following basis:

HOTEL LOCATIONS     OPENING DATE     SQUARE FT.     INDOOR SEATING
---------------     ------------     ----------     --------------
Winnipeg            May 1994           4,300              180
Philadelphia        February 1995      7,900              310
Rosie's/Vancouver   August, 1995       5,500              200
San Diego           July 1996          7,500              300
Seattle             August, 1997       7,600              230
Boston              November, 1997     9,500              200

OTHER NON-MALL LOCATIONS
------------------------
BCIT
 (Burnaby,B.C.)     September, 1995    4,500              300
Toronto
 King Street        October, 1996      9,200              330
Edmonton            November, 1997     5,600              180
Toronto
 Yonge Street       December, 1999     3,200              160

         The following table sets forth, for all restaurants by location, the earliest expiration date of the leases and the minimum annual rent:

                                  EARLIEST
LOCATION                       EXPIRATION DATE                MINIMUM ANNUAL RENT
--------                       ---------------                -------------------
Regina, Cornwall Centre             2000                      CDN      $19,000
BCIT, Burnaby, B.C.                 2000                               105,000
Edmonton Eaton Center               2001                               109,000
Minneapolis, Mall of America        2002                               344,000
West Edmonton Mall                  2003                               130,000
Ottawa Rideau Center                2003                               165,000
Victoria Eaton Center               2004                               169,000
Winnipeg, Holiday Inn               2004                                60,000
Saskatoon Midtown Plaza             2005                               158,000
Bellingham Bellis Fair              2005                               152,000
Rosie's, Rosedale                   2005                                60,000
Philadelphia, Holiday Inn           2005                               150,000
Calgary Eaton Center                2005                                94,000
San Diego, Holiday Inn              2006                                90,000
Surrey, Guildford                   2007                               156,000
Boston, Club Quarters               2007                                90,000
Philadelphia, Franklin Mills        2008                               413,000

                                  EARLIEST
LOCATION                       EXPIRATION DATE                MINIMUM ANNUAL RENT
--------                       ---------------                -------------------
Toronto (Yonge Street)              2008                             110,000
Toronto (King Street)               2011                              92,000
Edmonton, White Ave                 2012                              95,000
Seattle, Cavanaughs                 2012                              84,000
Vancouver, Metrotown                2013                             585,000
Toronto, Scarborough                2014                           1,073,000
Toronto, Yorkdale                   2014                           1,073,000

         TOTAL:                                               CDN $5,576,000
                                                              ==============

         In earlier years, the Company was able to decrease the aggregate per unit minimum annual rental obligations by selective locations and appropriate lease provisions. The minimum annual rental obligations per unit are currently increasing, however, with the Canadian Rainforest Cafe restaurants substantially increased space and location needs, which are, in turn, providing greater per unit revenues from operations to the Registrant.

ITEM 3   LEGAL PROCEEDINGS

         From time to time lawsuits are filed against the Company in the ordinary course of business. The Company is not currently a party to any litigation which would, if adversely determined, have a material adverse effect on the Company or its business and is not aware of any such threatened litigation.

SHILO LITIGATION

         In late 1992, the Company obtained the right to operate all of the food and beverage services at the Shilo Hotel & Resort complex in Yuma, Arizona. In addition, on July 1, 1993, the Company added the food and beverage operations at a second Shilo Hotel in Pomona, California. After a breakdown in the business relationship between the parties, on August 22, 1995, Shilo asserted legal claims against the Company, and commenced litigation. The Company settled this litigation in October 1999 for cash payments of U.S.$400,000 over 24 months plus 150,000 shares of Common Stock of the Company.

TAX REASSESSMENT

In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ministry of Revenue, Ontario, regarding a construction allowance received in 1984 from the landlord for its former Sarnia location. The reassessment has been under appeal since 1989. The Company reached substantial agreement with Revenue Canada, subject to the confirmation of certain facts, for the settlement of the reassessment for tax and interest estimated to be CDN $125,000. Full provision for this sum has been made.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual General Meeting was initially scheduled to be held on August 23, 1999, and was subsequently adjourned upon the motion of a group of insurgent shareholders ("Shareholder Group"). On October 19, 1999, the Company and such Shareholder Group agreed to a Memorandum of Agreement providing, INTER-ALIA, for the election of two additional independent directors; the appointment of Richard Bryant as President of the Company; the scheduling of the 2000 Annual General Meeting to be held on or before June 29, 2000; allowance for the shareholder group to require certain additional changes in the Board composition under certain circumstances prior to the Year 2000 Annual General Meeting. The Company currently believes that Management's relationship with the Shareholder Group has been stabilized, and that the governance of the corporation will proceed on a mutually acceptable basis. GEIPPII, the Company's largest equity holder, is not a member of the Shareholder Group.

Following the Memorandum of Agreement, the 1999 Annual General Meeting proceeded on October 22, 1999, and the management slate of director nominees was elected. Two additional independent directors, one of whom was a former director of the Company, were then elected to the Board by the directors, theretofore elected by the shareholders.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is, and has been since June 29, 1993, traded on NASDAQ - small cap market and the Pacific Exchange (PUBS). The NASDAQ symbol was changed from PUBSF to PUBFC in early 2000 and is expected to change to PUBCD in the near future.

         The range of high and low sales prices for the Common Stock from January 1, 1998, to the end of 1999 has been:

                                   High            Low
                                  -------        -------

First Quarter of 1998:            $7.625         $5.375
Second Quarter of 1998:           $6.375         $4.25
Third Quarter of 1998:            $6.50          $2.375
Fourth Quarter of 1998:           $4.125         $1.75

First Quarter of 1999:            $2.125         $1.594
Second Quarter of 1999:           $2.25          $1.50
Third Quarter of 1999:            $1.625         $0.688
Fourth Quarter of 1999:           $0.594         $1.156

         The approximate number of record holders of the Company's common stock as of January 2000 is 536.

         The company has been required by NASDAQ to take certain actions to avoid the delisting of its Common Stock due to the fact that the price thereof had fallen below the NASDAQ's $1.00 per share minimum price. A proposal to consolidate the shares on a 1 for 2 basis was approved by shareholders at an Extraordinary General Meeting held on March 23, 2000, and trading will commence on this basis on 27th March, 2000.

ITEM 6   SELECTED FINANCIAL DATA

-------------------------- ---------------- ------------------- ----------------- ----------------- ------------------
                                      1999                1998              1997              1996               1995
-------------------------- ---------------- ------------------- ----------------- ----------------- ------------------
Sales                              $50,104             $42,630           $34,231           $29,284            $25,764
-------------------------- ---------------- ------------------- ----------------- ----------------- ------------------
Income from Restaurant               2,844               3,770             1,883             1,587                791
Operations
-------------------------- ---------------- ------------------- ----------------- ----------------- ------------------
Earnings before Interest            (2,196)                156              (912)             (840)            (1,493)
and Taxes
-------------------------- ---------------- ------------------- ----------------- ----------------- ------------------
Net Income                          (4,262)               (930)           (1,416)           (1,174)            (1,578)
-------------------------- ---------------- ------------------- ----------------- ----------------- ------------------
Total Assets                        30,028              30,797            24,621            16,767             15,888
-------------------------- ---------------- ------------------- ----------------- ----------------- ------------------
Shareholder's Equity                 6,793               8,621            10,209             7,928              7,318
-------------------------- ---------------- ------------------- ----------------- ----------------- ------------------
Long Term Debt                     $15,792             $16,605           $10,279            $5,337             $5,384
-------------------------- ---------------- ------------------- ----------------- ----------------- ------------------
Average Shares                   3,513,000           3,197,000         2,947,000         2,683,000          2,503,000
Outstanding
-------------------------- ---------------- ------------------- ----------------- ----------------- ------------------
Earnings Per Share                  $(1.21)             $(0.29)           $(0.48)           $(0.44)            $(0.63)
-------------------------- ---------------- ------------------- ----------------- ----------------- ------------------

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FIFTY TWO WEEKS ENDED DECEMBER 26, 1999 VS. FIFTY TWO WEEKS ENDED
DECEMBER 27, 1998

NET INCOME

For the fifty two weeks ended December 26, 1999, the Company's net loss was CDN ($4,262,000) compared to CDN ($929,000) for the corresponding period in 1998. Loss per share for the current period was CDN ($1.21), compared to ($0.29) in 1998. The average number of shares outstanding increased from 3,197,000 in 1998 to 3,513,000 for the current year.

Included in the current year are certain costs associated with the resolution of certain disputes and corporate restructuring.

The 1999 net loss excluding the operating loss at the Franklin Mills location and the one-time items mentioned above was CDN ($87,000) or CDN ($0.02) per share.

SALES

Sales increased 17.5% during the fifty two weeks ended December 26, 1999 to CDN $50,104,000 from CDN $42,630,000 in 1998. As discussed above, the 1999 figure includes sales for four new locations: Franklin Mills PA (opened November 13, 1998); Rainforest - Scarborough ON (opened February 4, 1999); Rainforest - Yorkdale ON (opened June 30, 1999); and Toronto ON (opened November 10, 1999). The Company disposed of its London ON location, by way of a franchise agreement with two of its location managers, on September 28, 1998.

For the thirteen Canadian E&C locations open throughout both periods, sales for the fifty two weeks December 26, 1999 totaled CDN $19,703,000 and were down 1.8% compared to the fifty two weeks ended December 27, 1998. Newly enacted bans on indoor smoking at several locations and the impact of the Eaton's department store chain bankruptcy on several mall locations contributed to the decline.

For the six US locations open throughout both periods, sales for the 1999 period were US $12,657,000 and were down 1.9% compared to the prior year. Food sales, which make up approximately 70% of total sales were up slightly, but beverage sales were down, again partially attributable to restrictions on indoor smoking. Sales at the Franklin Mills location continue to disappoint, despite numerous targeted marketing programs implemented during 1999.

Sales at the Rainforest - Sales at theme restaurants such as Rainforest are not considered to be "comparable" until after eighteen months of operation. None of the locations have yet reached that point of comparability. As discussed under "Site Developments" above, the Company has developed strategies and programs, including the hiring of an experienced marketing and promotions manager, in order to take advantage of the sales potential in the markets served by the restaurants.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, increased marginally to 28.8% for the fifty two weeks ended December 26, 1999, compared to 28.1% for the fifty two weeks ended December 27, 1998. Excluding Franklin Mills, the food and beverage percentage would have been 28.6%.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased from 32.3% of sales in 1998 to 32.0% in the current period. The disappointing sales at the Franklin Mills location led to unacceptably high labour rates at that location and influenced the overall rate.

Excluding Franklin Mills, the labour and benefits rate would have been 30.8%, a 1.5% (of sales) improvement over the comparable period in 1998. The decrease is being driven by continued emphasis on cost management techniques at all locations.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales from 24.8% in 1998 to 25.5% in the current period. Excluding Franklin Mills, the rate would have been 24.0%, representing an improvement of 0.8% compared to 1998.

RESTAURANT CLOSING COSTS

Included in the results for 1999 is a provision of CDN $250,000 for the costs of closure (scheduled for March 25, 2000) of an older Canadian mall-based restaurant. There were no such costs in the comparable period of 1998.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 7.6% of sales for the current period from 5.9% last year. Amortization of pre-opening costs for new restaurants, which is effected over the twelve months following opening, is the major driver of the cost increase. The combination of low sales and high development costs at Franklin Mills had a significant impact on the rate. Without Franklin Mills, the depreciation and amortization rate was 5.6% of sales.

INCOME FROM RESTAURANT OPERATIONS

As a result of the above factors, income from restaurant operations, as a percentage of sales, decreased from 8.8% for the fifty two weeks ended December 27, 1998 to 5.7% for the current period. In dollars terms, the decrease was from CDN $3,770,000 to CDN $2,844,000.

The impact of Franklin Mills was disproportionate. Excluding Franklin Mills, and the one-time provision for potential closing costs of a Canadian location, income from restaurant operations improved to 10.5% of sales in the current period from 8.8% in the comparable period last year. In dollar terms, the improvement was CDN $1,232,000, from CDN $3,770,000 to CDN $5,002,000.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased from 8.5% of sales in 1998 to 6.8% in the current period. Economies of scale are now being achieved as new restaurants are opened without commensurate increases in general and administrative costs. In dollar terms, general and administrative costs were down slightly from last year, despite higher legal costs incurred during 1999.

RETIRING ALLOWANCES AND OTHER COSTS

As part of a restructuring of corporate office in 1999, employment contracts with two executive officers of the company were not renewed, and other corporate staff were terminated. CDN $867,000 has been provided for retiring allowances and other costs related to the restructuring.

LEGAL SETTLEMENT

The Company reached an agreement with Shilo Management Corporation to settle a legal dispute that arose in 1995. The cost of the settlement was CDN $775,000 and has been included in the results for the fifty two weeks ended December 26, 1999.

INTEREST ON LONG TERM DEBT

Interest on long term debt rose to CDN $2,056,000 for the fifty two weeks ended December 26, 1999, compared to CDN $1,085,000 for the comparable period in 1998. The increase is attributable to interest on funds raised in late 1998 and early 1999 to finance the construction of the new Canadian Rainforest Cafe operations and the Franklin Mills location.

(LOSS) BEFORE TAXES

The Company incurred a loss before income taxes of CDN ($4,252,000) for 1999 compared to a loss of CDN ($929,000) for 1998. As discussed above, the Company experienced a negative impact from its new Franklin Mills location, which more than offset improved performance at the remainder of its locations. Significant improvements in labour, occupancy and other costs were offset by poor performance in these areas at Franklin Mills. The poor performance at Franklin Mills, plus increased interest costs, some of which was related to Franklin Mills, and CDN $1,912,000 in one-time costs related to retiring allowances, settlement of an old legal dispute and the potential closure of one location resulted in the increased loss for the year.

INCOME TAXES

The Company incurred a loss in the fifty two week period ended December 26, 1999 and therefore has no current tax liability. The Company also has loss carry-forwards that will reduce its effective tax rate in future periods. Included in 1999 is a provision of CDN $125,000 representing the Company's current estimate of the cost of settling a dispute that dates back to 1984. This dispute had been carried as a contingent liability, with an estimated possible cost of CDN $785,000 as at December 27, 1998. A portion of the dispute has been settled, and, subject to confirmation of certain facts by the taxing authorities, the Company believes the balance of the dispute will be resolved for the CDN $125,000 recorded in the current period. Should a change to this estimate be necessary, it will be recorded at the time such determination is made. A deferred income tax recovery of CDN $125,000 related to timing differences in a joint venture has also been recorded in the current period.


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

FINANCIAL CONDITION AND OTHER ITEMS

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has cash balances slightly in excess of CDN $1.0 million. Aside from day to day operating requirements, its most immediate cash requirements are to pay the cash components of its legal settlements and retiring allowance obligations. Funds on hand, plus cash flow from operations will be sufficient to satisfy these current requirements. The Company's growth strategy, as discussed on page two of this report, is to focus on strengthening the profitability of existing operations and leveraging the brands' strength through franchising and through corporate store growth to the extent deliverable from internally generated cash flow. The Company does not anticipate the need for additional external funding to meet its current plans and commitments.

YEAR 2000

The Company spent considerable time and effort in completing Year 2000 readiness assessments and preparing for the roll-over of the calendar. The Company experienced no problems before, during or after the roll-over.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CDN AND U.S. GAAP)

The Company prepares its financial statements in accordance with CDN GAAP. (The reader is referred to Note 18 of the Consolidated Financial Statements for the year ended December 26, 1999 for additional explanation.) The Financial statements, if prepared in accordance with U.S. GAAP would have differed as follows:

         Net loss for the year ended December 26, 1999 would be decreased by CDN $1,189,000 comprised of recognition on non-capital loss carry-forwards, offset by dividends on paid-in capital that would be treated as interest expense under U.S. GAAP; by amortization expense resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvements; and by pre-opening costs that would be expensed under U.S. GAAP.

         Net loss for the year ended December 27, 1998 would be decreased by CDN $280,000 comprised of recognition of non-capital loss carry forwards, offset by dividends on paid-in capital that would be treated as interest under U.S. GAAP, and by amortization expense resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvements. The impact of this adjustment would be to decrease the net loss per share from CDN ($0.29) under CDN GAAP to CDN ($0.20) under U.S. GAAP.

Shareholders' Equity at December 26, 1999 under U.S. GAAP would be CDN $7,325,000 compared to CDN $6,793,000 under CDN GAAP, due to the cumulative effect of reconciliation adjustments.

Shareholders' Equity at December 27, 1998 under U.S. GAAP would have been CDN $6,760,000 compared to CDN $ 8,261,000 under CDN GAAP

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

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.  Not applicable.

                                    PART III

ITEM 10  The information required by PART III will be incorporated by
ITEM 11  reference from Registrant's definitive proxy statement or
ITEM 12  definitive information statement, provided such definitive proxy
ITEM 13 statement or definitive information statement is filed not later than 120 days after the end of the fiscal year covered by the Form 10-K, or by an amendment to the Form 10-K, not later than the end of such 120 day period.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a)  See Index to Exhibits, attached.
         (b) During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

ELEPHANT & CASTLE GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1999
(CANADIAN DOLLARS)

         INDEX                                                             PAGE
         -----                                                             ----
         MANAGEMENT REPORT                                                   1

         AUDITORS' REPORT TO THE SHAREHOLDERS                                2

         CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                         3

         Consolidated Statements of Operations                               4

         Consolidated Statements of Shareholders' Equity                     5

         Consolidated Statements of Cash Flows                               6

         Notes to Consolidated Financial Statements                        7-21

MANAGEMENT REPORT

Management is responsible for preparing the Company's financial statements and the other information that appears in this annual report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with generally accepted accounting principles. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements and that assets are adequately safeguarded.

Panell Kerr Forster audits the Company's financial statements in accordance with generally accepted auditing standards and provides an objective, independent review of the Company's internal controls and the fairness of its reported financial condition and results of operations.

Elephant and Castle Group Inc's Board of Directors has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.



"Richard Bryant"

Chief Financial Officer

                                AUDITORS' REPORT

TO THE SHAREHOLDERS OF ELEPHANT & CASTLE GROUP INC.

We have audited the consolidated balance sheets of Elephant & Castle Group Inc. as at December 26, 1999 and December 27, 1998 and the consolidated statements of operations, shareholders' equity and cash flows for the years ended December 26, 1999, December 27, 1998 and December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Elephant & Castle Group Inc. as at December 26, 1999 and December 27, 1998 and the results of its operations and its cash flows for the years ended December 26, 1999, December 27, 1998 and December 31, 1997 in accordance with generally accepted accounting principles in Canada applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States and are discussed in Note 16 to the consolidated financial statements.

"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
March 14, 2000, except for note 7(f)
  which is as of March 23, 2000

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

============================================================================================
                                                                DECEMBER 26,     DECEMBER 27,
                                                                    1999             1998
--------------------------------------------------------------------------------------------
ASSETS (note 6)

CURRENT
  Cash and term deposits                                           $  1,014         $  2,468
  Accounts receivable (note 13(c))                                      863              557
  Inventory                                                           1,062              808
  Deposits and prepaid expenses                                         419              517
  Pre-opening costs                                                     167              891
--------------------------------------------------------------------------------------------
                                                                      3,525            5,241
FIXED (note 3)                                                       22,649           21,291
GOODWILL                                                              1,949            2,053
OTHER (note 4)                                                        1,905            2,212
--------------------------------------------------------------------------------------------

                                                                   $ 30,028         $ 30,797
============================================================================================
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities (note 5)                $  7,443         $  5,931
  Current portion of long-term debt (note 6)                             62              105
--------------------------------------------------------------------------------------------
                                                                      7,505            6,036
LONG-TERM DEBT (note 6)                                              15,730           16,500
--------------------------------------------------------------------------------------------
                                                                     23,235           22,536
--------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK (note 7)
  Authorized
               20,000,000 Common shares without par value
  Issued
                 3,694,709 (1998 - 3,321,334) Common shares          13,955           12,982
OTHER PAID-IN CAPITAL (note 7(a))                                         0              844
SUBSCRIPTIONS RECEIVED                                                2,374                0
CURRENCY TRANSLATION ADJUSTMENT                                        (618)          (1,051)
DEFICIT                                                              (8,918)          (4,514)
--------------------------------------------------------------------------------------------
                                                                      6,793            8,261
--------------------------------------------------------------------------------------------

                                                                   $ 30,028         $ 30,797
============================================================================================

Contingencies and Commitments (notes 9 and 10)

Approved on behalf of the Board:

"R. Bryant"                                   "C. Stacey"
 ..............................  Director   ...........................  Director
R. Bryant                                      C. Stacey

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT LOSS PER SHARE)

========================================================================================================
                                                           1999               1998               1997
--------------------------------------------------------------------------------------------------------
SALES                                                $    50,104         $    42,630         $    34,231
--------------------------------------------------------------------------------------------------------

RESTAURANT EXPENSES

  Food and beverage                                       14,418              11,990               9,946
  Operating
      Labour                                              16,026              13,764              11,305
      Occupancy and other                                 12,760              10,581               8,802
  Restaurant closing costs (note 11)                         250                   0                 330
  Depreciation and amortization                            3,806               2,525               1,965
--------------------------------------------------------------------------------------------------------

                                                          47,260              38,860              32,348
--------------------------------------------------------------------------------------------------------

INCOME FROM RESTAURANT OPERATIONS                          2,844               3,770               1,883
--------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES                        3,398               3,614               2,448
RETIRING ALLOWANCES AND OTHER COSTS (note 11)                867                   0                 347
LEGAL SETTLEMENT (note 9(a))                                 775                   0                   0
INTEREST ON LONG-TERM DEBT                                 2,056               1,085                 504
--------------------------------------------------------------------------------------------------------

                                                           7,096               4,699               3,299
--------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                  (4,252)               (929)             (1,416)
INCOME TAXES (note 9(b))                                     125                   0                   0
DEFERRED INCOME TAXES                                       (115)                  0                   0
--------------------------------------------------------------------------------------------------------

NET LOSS FOR YEAR                                    $    (4,262)        $      (929)        $    (1,416)
========================================================================================================

NET LOSS PER COMMON SHARE                            $     (1.21)        $     (0.29)        $     (0.48)
========================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          3,513,000           3,197,000           2,947,000
========================================================================================================


See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

============================================================================================================================
                                                                                1999            1998             1997
----------------------------------------------------------------------------------------------------------------------------
NUMBER OF COMMON SHARES ISSUED
  Beginning balance                                                          3,321,334        3,002,183        2,822,225
  Issue of shares
    For interest (note 6)                                                       32,500           15,000           70,555
    For settlement of legal matter (note 9(a))                                 150,000                0                0
    For services                                                                     0            1,000            2,000
    For exercise of options                                                          0                0           17,833
    On exercise of warrants                                                          0                0           75,000
    On conversion of other paid-in capital (note 7(a))                         190,875          303,151           14,570
----------------------------------------------------------------------------------------------------------------------------

                                                                             3,694,709        3,321,334        3,002,183
============================================================================================================================

COMMON SHARES ISSUED
  Beginning balance                                                        $    12,982      $    11,228      $     9,876
  Issue of shares
    For interest (note 6)                                                           98               29              472
    For settlement of legal matter (note 9(a))                                     303                0                0
    For services                                                                     0                3               21
    For exercise of options                                                          0                0              129
    On exercise of warrants                                                          0                0              599
    On conversion of other paid-in capital (note 7(a))                             572            1,722              131
----------------------------------------------------------------------------------------------------------------------------
  Ending balance                                                                13,955           12,982           11,228
----------------------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
  Beginning balance                                                                844            2,421                0
  Issue of other paid-in capital (note 7(a))                                         0                0            2,548
  Paid-in capital converted into shares                                           (844)          (1,577)            (127)
----------------------------------------------------------------------------------------------------------------------------
  Ending balance                                                                     0              844            2,421
----------------------------------------------------------------------------------------------------------------------------
SHARE SUBSCRIPTIONS
  Beginning balance                                                                  0                0                0
  Amount reserved to issue shares                                                2,374                0                0
----------------------------------------------------------------------------------------------------------------------------
  Ending balance                                                                 2,374                0                0
----------------------------------------------------------------------------------------------------------------------------
CURRENCY TRANSLATION ADJUSTMENT
  Beginning balance                                                             (1,051)               0                0
  Deferred gain (loss) incurred during year                                        433           (1,051)               0
----------------------------------------------------------------------------------------------------------------------------
  Ending balance                                                                  (618)          (1,051)               0
----------------------------------------------------------------------------------------------------------------------------
DEFICIT
  Beginning balance                                                             (4,514)          (3,440)          (1,948)
  Dividends paid on other paid-in capital                                         (142)            (145)             (76)
  Net loss                                                                      (4,262)            (929)          (1,416)
----------------------------------------------------------------------------------------------------------------------------
  Ending balance                                                                (8,918)          (4,514)          (3,440)
----------------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                 $     6,793      $     8,261      $    10,209
============================================================================================================================



See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

=========================================================================================
                                                        1999          1998          1997
-----------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES
  Net loss                                           $ (4,262)     $   (929)     $ (1,416)
  Operating items not using cash                        5,023         2,502         2,317
-----------------------------------------------------------------------------------------
                                                          761         1,573           901
-----------------------------------------------------------------------------------------

CHANGES IN NON-CASH WORKING CAPITAL
  Accounts receivable                                    (306)          115          (195)
  Inventory                                              (254)         (125)          (33)
  Deposits and prepaid expenses                            98           140           (33)
  Accounts payable and accrued liabilities              1,512         1,645           864
-----------------------------------------------------------------------------------------
                                                        1,050         1,775           603
-----------------------------------------------------------------------------------------
                                                        1,811         3,348         1,504
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of fixed assets                          (3,857)       (8,682)       (5,306)
  Acquisition of other assets                            (546)       (1,326)         (870)
  Acquisition of trademark                                  0           (17)          (14)
-----------------------------------------------------------------------------------------
                                                       (4,403)      (10,025)       (6,190)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Deferred finance charges                               (364)         (108)         (216)
  Obligation under capital leases                           0             0           (21)
  Proceeds from long-term debt                          1,847         5,740         5,480
  Repayment of long-term debt                            (345)         (584)         (538)
  Issuance of shares for cash                               0             0           728
  Issuance of convertible debentures (note 7(a))            0             0         2,549
-----------------------------------------------------------------------------------------
                                                        1,138         5,048         7,982
-----------------------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                               (1,454)       (1,629)        3,296
CASH AND TERM DEPOSITS, BEGINNING OF YEAR               2,468         4,097           801
-----------------------------------------------------------------------------------------

CASH AND TERM DEPOSITS, END OF YEAR                  $  1,014      $  2,468      $  4,097
=========================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for
    Interest                                         $    820      $    723      $    388
    Income taxes                                            0             0             0
=========================================================================================



See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)

================================================================================

1.       BASIS OF PRESENTATION

         These financial statements include the accounts of Elephant & Castle Group Inc. ("the Company"), its wholly-owned subsidiaries and its proportionate share of jointly owned assets, liabilities and restaurant operations:

         (a) The Elephant and Castle Canada Inc. ("the Canadian subsidiary") which owns and operates English style restaurants across Canada under the name "The Elephant & Castle Restaurant and Pub" and a New York style deli under the name "Rosie's";

         (b) Elephant & Castle Inc. ("the U.S. subsidiary" incorporated in Texas) and its subsidiaries which own and operate English style restaurants in Washington, Pennsylvania, Massachusetts and California;

         (c) Alamo Grill, Inc. ("Alamo" incorporated in Indiana) which owns and operates a red meat steak house at the Mall of America, Bloomington, Minnesota;

         (d) Elephant & Castle International, Inc. incorporated in Texas, September 4, 1997 to franchise the Elephant & Castle British-style pub and restaurant and Alamo Grill steakhouse concept;

         (e) Canadian Rainforest Restaurants, Inc. ("CRRI") was incorporated during 1997 and is equally owned with Rainforest Cafe Canada Holding Inc. ("RCCH") for the purpose of undertaking the development of rainforest theme restaurants within Canada. Under the terms of the agreement RCCH will have the option to purchase the Company's interest in CRRI after six years operations based on a predetermined formula of cash flow and investment.

                  Yorkdale Rainforest Restaurant Inc. was incorporated June 29, 1999 and is equally owned by CRRI and RCCH. The restaurant commenced operations in July 1999.

         All significant inter-company balances and transactions are eliminated.

         These consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles and all figures are in Canadian dollars unless otherwise stated. Canadian generally accepted accounting principles differ in certain respects from accounting principles generally accepted in the United States. The significant differences and the approximate related effect on the consolidated financial statements are set forth in Note 16.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Franchise fees

                  The Company recognizes initial fees from the sale of franchises as a recovery of general and administrative expenses. Continuing franchise fees are included in sales as they are earned.

         (b)      Inventory

                  Inventory consists of food, beverages and retail merchandise and is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

================================================================================

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

         (f)      Other assets

                  The following other assets are recorded at cost which is amortized annually as follows:

                      Deferred finance costs          -  Term of the related
                                                         financial instruments
                      Restaurant development rights   -    5 Years
                      Deferred franchise costs        -    5 Years
                      Trademark                       -  10 Years

         (g)      Foreign currency translation

                  Amounts recorded in foreign currency are translated into Canadian dollars as follows:

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

================================================================================


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

         (h)      Net loss per share

                  Net loss per share computations are based on the weighted average number of common shares outstanding during the year. There is no dilutive effect on net loss per share in 1999, 1998 or 1997 after the assumed exercise of stock options, warrants or convertible debentures.

         (i)      Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

3.       FIXED ASSETS

--------------------------------------------------------------------------------
                                                      1999
--------------------------------------------------------------------------------
                                                   ACCUMULATED
                                       COST        DEPRECIATION          NET
--------------------------------------------------------------------------------
Leasehold improvements                $23,253          $ 6,463          $16,790
Furniture and fixtures                  9,906            5,067            4,839
China, glassware and cutlery              539                0              539
Computer equipment                        735              254              481
--------------------------------------------------------------------------------

                                      $34,433          $11,784          $22,649
================================================================================

================================================================================
                                                       1998
--------------------------------------------------------------------------------
                                                    ACCUMULATED
                                                    DEPRECIATION
                                                        AND
                                        COST        AMORTIZATION          NET
--------------------------------------------------------------------------------

Leasehold improvements                $20,429          $ 4,759          $15,670
Furniture and fixtures                  9,041           43,362            4,679
China, glassware and cutlery              508                0              508
Computer equipment                        598              164              434
-------------------------------------------------------------------------------

                                      $30,576          $48,285          $21,291
===============================================================================

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

================================================================================

4.       OTHER ASSETS

===========================================================================================
                                                                      1999            1998
-------------------------------------------------------------------------------------------

Deferred finance costs                                               $  701          $  481
Rainforest Restaurant developments rights                               440             408
Deferred franchise costs                                                228             273
Trademark                                                               123             123
Other                                                                   298             202
Deferred income tax recoverable                                         115               0
Note receivable June 1, 2000 (note 13(c))                                 0             350
Prepaid interest (additional consideration for below market

  interest rate)                                                          0             375
-------------------------------------------------------------------------------------------

                                                                     $1,905          $2,212
===========================================================================================

5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

=========================================================================
                                                    1999            1998
-------------------------------------------------------------------------
Trade payables                                     $2,168          $1,687
Occupancy and other operating expenses              1,335             760
Accrued salaries, wages and related taxes             893             819
Other payables                                        777             494
Retiring allowances                                   639               0
Debt redemption and other interest costs              495               0
Closing costs and legal settlement                    400             307
Sales taxes                                           311             311
Prepaid supplier rebates                              250               0
Construction costs                                    175           1,553
-------------------------------------------------------------------------

                                                   $7,443          $5,931
=========================================================================

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

================================================================================

6.       LONG-TERM DEBT

=========================================================================================================================
                                                                                            1999                 1998
-------------------------------------------------------------------------------------------------------------------------

General Electric Investment Private Placement Partners II ("GEIPPPII)",
a limited partnership, $9,000 U.S. ($13,140 CDN.) convertible subordinated debentures, interest only at 5% per annum to November
1997, 6% per annum to November 1998,  7% per annum to November
1999 and 8% per annum thereafter, repayable in equal semi-annual instalments of one eighth of the principal amount outstanding commencing November 2001.  In consideration for the below market interest rates, the agreement provides for the issuance to the lender of
70,555 common shares in each of 1996 and 1997 and 15,000
common shares in each of 1998 and 1999.  The lender may exercise its conversion privilege at any time on the basis of one share for each
$3.84 U.S. of principal.  A Security Agreement granting security over substantially all of the company's assets was entered into with the
lender in 1999                                                                              $13,140          $13,500

Convertible subordinated notes issued February 1999 $3,265 U.S.
($4,897 CDN.), due December 31, 2003, interest at 8% per annum payable quarterly in cash or common shares commencing June 30,
1999.  Notes unpaid and not converted by December 31, 2003 are immediately due and payable with a 25% premium on the unpaid principal.  The terms were renegotiated in October 1999 and $1,583
U.S. of the notes were converted into 1,582,500 common shares at $1
U.S. per share in exchange for waiver of penalties and extension of one year warrants to three year warrants (see note 7(e) below).  The
Company may, if the market price of its common shares equals or exceeds 150% of the conversion price for fifteen consecutive trading days, redeem the remaining notes at 100% of par plus accrued and unpaid interest.  GEIPPPII participated in the above financing by purchasing $2,000 U.S. of which $1,000 U.S. was subsequently
converted into 1,000,000 common shares, included in the above                                 2,457                0

GEIPPPII a limited partnership $2,000 U.S. ($3,000 CDN.).  Bridge loan
due in June 2000                                                                                  0            3,000

Capital lease obligations repayable over terms ranging from 36 to 60
months, interest rates average 13%                                                              171                0

Camdev Properties Inc. - repayable in monthly instalments of $3 including interest at 13%, due August 1, 2000, secured by a charge on
certain leasehold improvements                                                                   24               33

Toronto-Dominion Bank term loans                                                                  0               72
-------------------------------------------------------------------------------------------------------------------------

                                                                                             15,792           16,605
Less:  Current portion                                                                           62              105
-------------------------------------------------------------------------------------------------------------------------

                                                                                            $15,730          $16,500
=========================================================================================================================

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

================================================================================

6.       LONG-TERM DEBT (Continued)

         Long-term debt principal repayments due in each of the next five years and thereafter are approximately as follows:

================================================================================
2000                                                                    $    62
2001                                                                      1,685
2002                                                                      5,789
2003                                                                      3,313
2004                                                                      3,299
Thereafter                                                                1,644
--------------------------------------------------------------------------------

                                                                        $15,792
================================================================================

7.       CAPITAL STOCK

         (a) In July 1997, the Company issued $2,000 U.S. ($2,740 CDN.) of 6% convertible subordinated debentures recorded as "other paid-in capital". As at December 27, 1998 $616 U.S. ($844 CDN.) remained outstanding. During 1999, 190,875 shares were issued to convert $386 U.S. ($597 CDN.) and the remainder were redeemed for cash.

                  In December 1999 the Company reached an agreement with the holders of its 8% notes whereby $1,583 U.S. ($2,374 CDN.) is to be converted into 1,582,500 shares. These shares were issued in January 2000. The conversion rate on the remaining $1,683 remains unchanged at $2 U.S. per share.

         (b)      Stock option plans have been adopted as follows:

                  (i) The 1993 Founders' option plan set aside 100,000 common shares. Options on the entire 100,000 shares have been granted at $6.60 U.S. ($9.04 CDN.). These options become exercisable on the 5th through 9th anniversary date of granting. 43,750 of these options were cancelled through December 26, 1999.

                  (ii) The 1993 employee option plan set aside 100,000 common shares. Options have been granted for approximately 90,000 shares. All options expire on the 5th anniversary date of the grant. 17,833 of the options have been exercised through December 26, 1999 and 38,833 of the options were cancelled through December 26, 1999.

                  (iii) The 1997 employee option plan set aside 400,000 common shares. Options have been granted for 278,000 shares. All options expire on the 5th anniversary date of the grant. None have been exercised through December 26, 1999 and 50,000 of the options were cancelled through December 26, 1999.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

================================================================================

7.       CAPITAL STOCK (Continued)

                  (iv) The 1993 directors' option plan set aside 20,000 common shares. All have been granted and none have been exercised through December 26, 1999.

                  There are 1,262,584 (including the 925,000 options in (c) below) options outstanding at December 26, 1999 exercisable at various prices detailed in note 16(e).

         (c) During 1998, options for 945,000 common shares were granted to five key executives, four of whom commenced employment with the Company in 1997. None have been exercised and 20,000 of these options were cancelled through December 26, 1999.

         (d) During 1994, 63,500 shares were issued to a director at $4.75 U.S. per share. At December 26, 1999, $300 U.S. ($411 CDN.) of these proceeds were unpaid. The amount unpaid was charged to shareholders' equity in the 1994 fiscal year.

         (e) At December 26, 1999, warrants to purchase common shares were outstanding as follows:

================================================================================
                                                     EXERCISE
EXPIRY DATE                                            PRICE            NUMBER
--------------------------------------------------------------------------------

2000                                            $ 4.75 - $ 5.25 U.S.     144,500
2001                                                     $ 8.16 U.S.       6,125
2002                                                     $ 4.91 U.S.     977,597
2002                                                     $ 3.84 U.S.     703,125
2003                                            $ 2.00 - $ 3.00 U.S.   1,632,500
--------------------------------------------------------------------------------

                                                                       3,463,847
================================================================================

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

         (f) Shareholders approved a special resolution on March 23, 2000 to consolidate the Company's authorized and issued capital stock on a one for two basis. All numbers of shares, options and warrants reported in these financial statements are on a pre-consolidated basis.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

================================================================================

8.       FINANCIAL INSTRUMENTS

         (a)      Fair value

                  The carrying value of cash and term deposits, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

                  The carrying values of convertible subordinated debentures held by General Electric Investment Private Placement Partners II and convertible subordinated notes issued in February 1999 approximate their fair value because the interest payments over the term of the debentures approximated market rates when the agreements were finalized.

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

================================================================================

9.       CONTINGENCIES

         (a) The Company was a party to two ten year lease agreements with Shilo Hotels ("Shilo") relating to facilities located at Yuma, Arizona and Pomona, California respectively. The Company asserted certain claims against Shilo by reason of the lease agreements. Shilo, in turn, asserted claims against the Company and commenced litigation in the Superior Court, State of Arizona, County of Yuma. The Company resolved its long-standing legal dispute with Shilo Inns in October, 1999. Shilo had been seeking general and special damages amounting to approximately $3,840,000, plus costs. The settlement that was reached will result in cash payments over 24 months, plus the issue of 150,000 common shares. A provision of $775,000 was made in 1999 to cover the cost of this settlement.

         (b) In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ontario Ministry of Revenue regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The reassessment has been under appeal since 1989. The amount of tax reassessed was $209. Including interest accrued retroactively since 1984, the total amount disputed at December 26, 1999 approximates $785.

                  A portion of the dispute has been settled in the Company's favour and a tax provision of $125 has been made for the estimated remainder of the dispute.

10.      COMMITMENTS

         (a) The subsidiaries are committed to leases on their restaurant locations extending into the 2014 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:

================================================================================
2000                                                                   $ 4,414
2001                                                                     4,357
2002                                                                     4,110
2003                                                                     3,863
2004                                                                     3,604
2005 to 2014 inclusive                                                  19,854
--------------------------------------------------------------------------------

                                                                       $40,202
================================================================================

                  Each of the aforementioned leases provide for the payment of additional rent based on percentages of gross annual revenue in excess of minimum rents, or other graduated formulae derived from gross revenue as defined in the particular lease agreements. The percentages range from 6% to 11%.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

================================================================================

10.      COMMITMENTS (Continued)

         (b) The Company has committed, through its joint venture agreement with Rainforest Cafe Canada Holding Inc., to open a minimum of five Canadian Rainforest restaurants by March, 2001. In 1998 the first restaurant opened in Vancouver, B.C. at a total cost of approximately $6 million, the second and third restaurants located in Scarborough and Yorkdale, Ontario opened in 1999. The total cost incurred to December 26, 1999 approximates $9 million. A lease has been signed for one additional location and a sub-franchise agreement has been signed for the fifth location.

11.      RESTAURANT CLOSING COSTS, RETIRING ALLOWANCES AND OTHER COSTS


================================================================================
                                                          1999     1998     1997
--------------------------------------------------------------------------------

RESTAURANT CLOSING COSTS
  Disposal of assets and demolition costs relating to
  restaurant lease not renewed                            $250     $  0     $330
================================================================================

RETIRING ALLOWANCES AND OTHER COSTS
  Senior executive retirement allowances                  $820     $  0     $261
  Other former employee costs                               47        0       86
--------------------------------------------------------------------------------

                                                          $867     $  0     $347
================================================================================

LEGAL SETTLEMENT
  Legal settlement costs (note 9(a))                      $775     $  0     $  0
================================================================================

12.      INCOME TAX

         The Company has the following available tax losses, the benefits of which have not been recorded in these financial statements:

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

================================================================================

13.      RELATED PARTY TRANSACTIONS

         (a) Included in general and administrative are wages and management fees paid to directors, former directors, officers, former officers and personal service corporations used by these individuals for a total of $717 (1998 - $800) (1997 - $590).

         (b) A shareholder and a former director of the Company provides legal and consulting services to the Company. Fees for these services totalled $122 (1998 - $103) (1997 - $80).

         (c) The Company holds a non-interest bearing promissory note for $350 (included in accounts receivable at December 26, 1999) from a director and officer of the Company. 100,000 shares in the capital stock of the Company are pledged as security for payment of the note.

         (d) GEIPPPII (note 6) is related to the Company by way of its share ownership in the Company and the election of two directors to the Board. Interest payments totalled $824 in 1999, $762 in 1998 and $834 in 1997 consisting of cash of $725 in 1999, $732 in 1998 and $362 in 1997; the balance was paid by share issuances.

14.      GEOGRAPHIC SEGMENTED DATA

================================================================================================================
                                                                          1999         1998          1997
----------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers
  Canada                                                               $ 28,703      $ 23,647      $ 21,227
  United States                                                          21,401        18,983        13,004
----------------------------------------------------------------------------------------------------------------

                                                                       $ 50,104      $ 42,630      $ 34,231
================================================================================================================

Income from restaurant operations
  Canada                                                               $  2,225      $  2,224      $  1,107
  United States                                                             619         1,546           776
----------------------------------------------------------------------------------------------------------------
                                                                          2,844         3,770         1,883
Other charges                                                             7,096         4,699         3,299
----------------------------------------------------------------------------------------------------------------

Loss before income taxes                                               $ (4,252)     $   (929)     $ (1,416)
================================================================================================================

Identifiable assets
  Canada                                                               $ 16,501      $ 14,072      $ 11,345
  United States                                                          11,598        14,101        11,155
----------------------------------------------------------------------------------------------------------------

                                                                       $ 28,099      $ 28,173      $ 22,500
================================================================================================================

15.      UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

  The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those related to customers, suppliers, or other third parties, have been fully resolved.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

================================================================================

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP)

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

                           The Company has significant non-capital loss carryforwards (note 12). SFAS 109 would require the recognition of a long-term tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is expected that the entire amount of non-capital loss carryforwards will not be utilized, then a valuation allowance is applied to the asset to reasonably state the asset at its expected value. Under SFAS 109, disclosure of the amount of the valuation allowance is required. As of December 26, 1999 the valuation allowance is equal to 100% of the deferred tax net except for the amount recognized in income in note 16(b) for $1,559. Changes in the value of the deferred tax asset are recognized each year as income tax expense.

                  (iii) SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" were also issued in 1997. These standards, which became effective in 1998, expand or modify disclosures and, accordingly, will have no effect on the Corporation's consolidated financial position, results of operations or cash flows. Under U.S. GAAP, the Company would have reported comprehensive loss of $2,640.

                  (iv) In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 generally requires costs of start-up activities to be expensed instead of being capitalized and amortized and is required to be adopted no later than January 1, 1999. Under U.S. GAAP in fiscal 1999 the Company would be required to write-off pre-opening costs which amounted to $167 at December 26, 1999.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

================================================================================

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (b) Reconciliation of earnings reported in accordance with Canadian GAAP and U.S. GAAP:

======================================================================================================
                                                               1999              1998             1997
------------------------------------------------------------------------------------------------------

Net loss - Canadian GAAP                                     $(4,262)           $(929)         $(1,416)
Adjustments increasing net loss
Amortization of improvement costs *                              (61)             (61)            (110)
Dividend on paid-in capital that would be treated as
interest under U.S. GAAP (note 7(a))                            (142)            (145)             (76)
Pre-opening costs expensed for U.S. GAAP                        (167)               0                0
Recognition of non-capital loss carry forwards **              1,559              486                0
------------------------------------------------------------------------------------------------------

Net loss U.S. GAAP                                            (3,073)            (649)          (1,602)
Comprehensive income adjustments                                 433           (1,051)               0
------------------------------------------------------------------------------------------------------

Comprehensive loss U.S. GAAP                                 $(2,640)         $(1,700)         $(1,602)
======================================================================================================

Net loss per common share
  Canadian GAAP                                               $(1.21)          $(0.29)          $(0.48)
======================================================================================================
  U.S. GAAP                                                   $(0.87)          $(0.20)          $(0.54)
======================================================================================================
Weighted average number of
  shares outstanding                                       3,513,000        3,197,000        2,947,000
======================================================================================================

         * Under U.S. GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease.

         ** Carry forward loss that would be recorded as a deferred tax asset under U.S. GAAP.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

================================================================================

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (c) Reconciliation of shareholders' equity reported in accordance with Canadian GAAP and U.S. GAAP:

===================================================================================================
                                                        1999          1998          1997
---------------------------------------------------------------------------------------------------
Shareholders' equity, end of year under
Canadian GAAP                                         $  6,793      $  8,261      $ 10,209

Beneficial conversion feature of
convertible subordinated debentures
(notes 7 and 16(d)(i))                                   2,436         2,436         2,436

Cumulative increase in net loss reported
under Canadian GAAP to net loss under
U.S. GAAP                                               (1,904)       (3,093)       (3,373)

Other paid-in capital under Canadian
GAAP (note 7(a)) treated as debt
obligation for U.S. GAAP                                     0          (844)       (2,421)
---------------------------------------------------------------------------------------------------

Shareholders' equity, end of year under               $  7,325      $  6,760      $  6,851
U.S. GAAP
===================================================================================================

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 31, 1997 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

================================================================================

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (d)      Stock options

                  The Company has granted founders, directors and certain employees stock options. Stock option activity is summarized as follows:

====================================================================================
                                              NUMBER               EXERCISE PRICE
                                             OF SHARES         (U.S.$)       (CDN.$)
------------------------------------------------------------------------------------
Balance outstanding, December 31, 1996        195,800        $   6.19 *   $     8.47
1997 - Granted                                224,000            6.00           8.22
1997 - Exercised                              (17,833)           5.28 *         7.23
------------------------------------------------------------------------------------

Balance outstanding, December 31, 1997        401,967            6.11 *         8.37
1998 - Granted                              1,050,000            6.52           9.79
1998 - Cancelled                             (139,383)           6.04           9.07
------------------------------------------------------------------------------------

Balance outstanding, December 27, 1998      1,312,584            6.45 *         9.67
1999 - Cancelled                              (50,000)           5.68           8.23
------------------------------------------------------------------------------------

Balance, outstanding December 26, 1999      1,262,584        $   6.48 *   $     9.40
====================================================================================

                  *        Weighted average exercise price.

                  In 1995 the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use. This measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. For U.S. GAAP purposes management accounts for options under APB Opinion No. 25. As option exercise prices approximated market price on the dates of grants no compensation expense has been recognized. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1997, 1998 and 1999 U.S. GAAP net loss per share would have been immaterial.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)  Elephant & Castle Group Inc.


By   s\ Richard Bryant
     ----------------------------------------------------------------------
     RICHARD BRYANT, PRESIDENT, CHIEF EXECUTIVE OFFICER/DIRECTOR

Date March 23, 2000
     ----------------------------------------------------------------------


By   s\ Daniel Debou
     ----------------------------------------------------------------------
     DANIEL DEBOU, CHIEF ACCOUNTING OFFICER


Date March 23, 2000
     ----------------------------------------------------------------------

         In accordance with the Exchange Act, this report has been additionally signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By   s\ Jeffrey Barnett
     ----------------------------------------------------------------------
     JEFFREY BARNETT, DIRECTOR


Date March 23, 2000
     ----------------------------------------------------------------------


By   s\ Martin O'Dowd
     ----------------------------------------------------------------------
     MARTIN O'DOWD, DIRECTOR


Date March 23, 2000
     ----------------------------------------------------------------------


By   s\ George Pitman
     ----------------------------------------------------------------------
     GEORGE W. PITMAN, DIRECTOR


Date March 23, 2000
     ----------------------------------------------------------------------


By   s\ William McEwen
     ----------------------------------------------------------------------
     WILLIAM MCEWEN, DIRECTOR

Date March 23, 2000
     ----------------------------------------------------------------------


By   s\ David Wiederecht
     ----------------------------------------------------------------------
     DAVID WIEDERECHT, DIRECTOR


Date March 23, 2000
     ----------------------------------------------------------------------


By   s\ Anthony Mariani
     ----------------------------------------------------------------------
     ANTHONY MARIANI, DIRECTOR


Date March 23, 2000
     ----------------------------------------------------------------------


By   s\ David Matheson
     ----------------------------------------------------------------------
     DAVID MATHESON, DIRECTOR


Date March 23, 2000
     ----------------------------------------------------------------------

                                INDEX TO EXHIBITS
EXHIBITS
--------
3.1      Certificate of Incorporation and                               *
         Certificate of Name Change of
         Registrant

3.2      Articles of Association of Registrant                          *

3.3      Certificate of Amalgamation, dated                             *
         May 1, 1990, The Elephant and Castle
         Canada Inc.

3.4      Resolution to increase the authorized                          ******
         share capital of Registrant

3.5      Amendment to Articles of Association of                        (X)
         Registrant, dated March 23, 2000

3.6      Memorandum of Agreement dated October 19,
         1999 between the Company and a shareholder
         group relative to governance of the Corporation                (X)

4.1      Form of certificate evidencing shares                          *
         of Common Stock

4.2      Form of Underwriter's Warrant Agreement                        *
         between Registrant and the Underwriter

4.3      Form of Subordinated Convertible Note
         issued in Delphi Financing                                     *****

4.4      Form of Noteholders Warrant issued in
         Delphi Financing                                               *****

4.5      Form of amended Noteholder Warrant issued                      (X)
         on renegotiation of Delphi Financing

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

10.6     Letter Agreement, with Shilo Management                        *
         Corporation relating to Shilo Hotel, Pomona,
         California

10.7     Restaurant Lease Agreement with Holiday Inns                   **
         of Canada, Ltd., relating to Holiday Inn Crowne
         Plaza at Winnipeg, Manitoba.

10.8     Restaurant Lease Agreement relating to Holiday
         Inn, Philadelphia, Pennsylvania                                ***

10.9     Abstract of Restaurant Lease relating to Holiday
         Inn, San Diego Lease                                           ****

10.10    Revised Lease Abstract of Restaurant Lease relating to
         Canadian Rainforest Restaurants, Inc. (Yorkdale)               *****

10.11    Revised Lease Abstract of Restaurant Lease relating to
         Canadian Rainforest Restaurants, Inc. (Montreal)               *****

10.12    Revised Lease Abstract of Canadian Rainforest Restaurants,
         Inc. (Burnaby, B.C.)                                           *****

10.13    Lease Abstract of Elephant & Castle Group, Inc. (Edmonton)     *****

10.14    Lease Abstract of Canadian Rainforest Restaurants, Inc.,
         (Scarborough, Ont.)                                            (X)

10.15    Lease Abstract of Elephant & Castle Group, Inc.
         (Franklin Mills, Pennsylvania)                                 (X)

10.16    Abstract of Canadian Niagara Hotels sub-franchise              (X)

10.17    Abstract of Holiday Inns Hotels Exclusivity Agreement
         re: franchise facilities                                       (X)

10.18    Form of Franchise Agreement for Alamo Grill                    (X)

10.19    Form of Franchise Agreement for Elephant & Castle              (X)

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

**       Filed with Registrant's 10-K SB for the Fiscal Year ended
         December 31, 1993.

***      Filed with Registrant's 10-K SB for the Fiscal Year Ended
         December 31, 1994.

****     Filed with Registrant's 10-KSB A-1 for Fiscal Year Ended
         December 31, 1996

*****    Filed with Registrant's 10-K for Fiscal Year Ended
         December 27, 1998

******   Filed with Registrant's 8-K dated December 8, 1999