Form 10-K/A
period 1999-12-26
ELEPHANT & CASTLE GROUP INC
filed 2000-04-26
CIK 899849

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

             SECURITY OWNERSHIP OF DIRECTORS, MANAGEMENT AND CERTAIN
                                BENEFICIAL OWNERS

To the knowledge of the directors and executive officers of the Company the following table sets forth, as of the date hereof, information relating to the beneficial ownership of the Company's Common shares by each person known to the Company to be the beneficial owner of more than 10% of the Common shares, by each director and executive officer of the Company and all directors and executive officers as a group:

----------------------------------------------------------------------------------------------------------------------
                 NAME                    NUMBER OF COMMON SHARES BENEFICIALLY      APPROXIMATE PERCENTAGE OF TOTAL
                                            OWNED OR OVER WHICH CONTROL OR      ISSUED AND OUTSTANDING COMMON SHARES
                                                DIRECTION IS EXERCISED
----------------------------------------------------------------------------------------------------------------------
Jeffrey M. Barnett(1)(2)                                285,187                                 10.8%
----------------------------------------------------------------------------------------------------------------------
Peter J. Barnett(3)                                     275,187                                 10.4%
----------------------------------------------------------------------------------------------------------------------
George W. Pitman(1)                                      66,125                                  2.5%
----------------------------------------------------------------------------------------------------------------------
William C. McEwen(1)                                      2,550                            -Less Than-1%
----------------------------------------------------------------------------------------------------------------------
Martin O'Dowd(1)                                         13,480                            -Less Than-1%
----------------------------------------------------------------------------------------------------------------------
David Wiederecht(1)(4)                                     -                                      -
----------------------------------------------------------------------------------------------------------------------
Anthony Mariani(1)(4)                                      -                                      -
----------------------------------------------------------------------------------------------------------------------
Colin Stacey(1)                                            -                                      -
----------------------------------------------------------------------------------------------------------------------
Richard Bryant(1)                                         3,500                            -Less Than-1%
----------------------------------------------------------------------------------------------------------------------
Daniel DeBou                                                100                            -Less Than-1%
----------------------------------------------------------------------------------------------------------------------
Paul Tilbury                                              4,500                            -Less Than-1%
----------------------------------------------------------------------------------------------------------------------
D. Matheson(1)                                              750                            -Less Than-1%
----------------------------------------------------------------------------------------------------------------------
General Electric Investment Private                     649,860                                 24.6%
Placement Partners 11(5)(6)
----------------------------------------------------------------------------------------------------------------------
All Directors and Executive Officers                  1,301,239                                 49.2%
as a Group
----------------------------------------------------------------------------------------------------------------------

(1) With the exception of Messrs. McEwen and Matheson each person was appointed as a director at the last Annual General Meeting. Mr. McEwen who had been previously elected, and Mr. Matheson were subsequently appointed directors on November 3, 1999.

(2) These shares are subject to a voting trust agreement under which GE Investment Management ("GEIM"), the general partner of General Electric Investment Private Placement Partners II ("GEIPPP II") is entitled to vote such shares to elect directors subject to certain conditions. (see "INTEREST OF INSIDERS IN MATERIAL TRANSACTIONS").

(3) Includes 25,000 Common shares transferred by Mr. Peter Barnett to his adult children.

(4) Messrs. Wiederecht and Mariani are employed by a fund, GEIM, general partner of GEIPPP II, the holdings of which are separately stated herein.

(5) Excludes up to 2,183,000 additional Common shares issuable on conversion of Warrants and Subordinated Convertible Debentures held by the Fund.

(6) Excludes 285,187 Common shares owned by Mr. Jeffrey Barnett, which are subject to a voting trust agreement with GEIM (see note 2 above).

                             EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors who are not employees or officers of the Company (herein the "Outside Directors") were separately compensated for their services as follows: CDN$500 cash for each three months as a director, plus 1,000 Common shares for each two years of service as an Outside Director. Effective July 1, 1999, Outside Director compensation was increased to CDN$1,250 per quarter plus 3,000 Common shares for each year of service. Certain Outside Directors have elected not to accept cash compensation and have redirected their Common Share compensation to their employer. No director, other than Mr. Jeffrey Barnett, is indebted to the Company. As to Mr. Barnett's indebtedness to the Company, see "INTEREST OF INSIDERS IN MATERIAL TRANSACTIONS".

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee (the "Committee") is currently composed of three directors, Messrs. Anthony Mariani, Chairman, Jeffrey M. Barnett and Martin O'Dowd. Mr. Mariani is a non-employee director, Mr. Barnett ceased to be an executive employee of the Company on June 25, 1999, and Mr. O'Dowd ceased to be an executive employee of the Company on October 25, 1999. See "INTEREST OF INSIDERS IN MATERIAL TRANSACTIONS". During 1999, the Committee has not altered or otherwise modified the compensation practices and general rates which prevailed for the principal executives of the Company at the time of its 1993 initial public offering. The Committee negotiated a compensation package for Mr. Bryant, the President and Chief Executive Officer of the Company.

                                     The Compensation Committee
                                     By:  Anthony Mariani, Chairman
                                          Jeffrey Barnett
                                          Martin O'Dowd

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Anthony Mariani, an Outside Director, is currently serving as Chairman of the Compensation Committee. Each of Messrs. J. Barnett, G. Pitman, Wm. McEwen, M. O'Dowd, A. Mariani, D. Matheson and D. Wiederecht is an Outside Director. The Company intends to pursue a policy of having directors unaffiliated with management to constitute a majority of the full Board, and at least one half of the members of the Compensation Committee and the Audit Committee. Filling vacancies on the Board may require finding Canadian residents willing to so serve, since the Board of any corporation organized under the laws of British Columbia must consist of a majority of Canadian residents. There are no interlocks among the members of the Compensation Committee.

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation of the Chief Executive Officer of the Company and the four other most highly paid executive officers of the Company serving as such ("Named Executive Officers") as of the end of the last fiscal year for their services rendered during fiscal years 1999, 1998 and 1997. All figures are in Canadian dollars. The relative value of the Canadian dollar compared to the U.S. dollar fluctuates from time to time. During 1999, the average value was each CDN $1.00 equals U.S. $0.67.

------------------------------------------------------------------------------------------------------------------
                                                                             Long Term
                                               Annual Compensation         Compensation
                                               --------------------     ----------------------
                                                                              Awards
                                                                        ----------------------      All Other
      Name and Principal                                                  Securities Under       Compensation(1)
          Position                     Year      Salary       Bonus        Options Granted
-----------------------------------------------------------------------------------------------------------------
Jeffrey M. Barnett, Former             1999     $ 84,569        -                 -                  $695,199(2)
Chairman(5)                            1998     $167,178        -                6,250               $ 45,398
                                       1997     $164,373        -                 -                  $ 45,398
-----------------------------------------------------------------------------------------------------------------
Rick Bryant, President and Chief       1999     $155,355     $28,000              -                  $    864
Executive Officer                      1998     $132,125        -               50,000                   -
                                       1997     $ 20,833(3)     -                                        -
-----------------------------------------------------------------------------------------------------------------
Martin O'Dowd, Former Chief            1999     $173,516        -                 -                  $ 28,912
Executive Officer and President(5)     1998     $247,801     $72,000           300,000                   -
                                       1997     $ 59,278(4)     -                 -                      -
-----------------------------------------------------------------------------------------------------------------
George W. Pitman, Former Vice          1999     $ 54,786        -                 -                  $258,500(2)
President, Design & Development(5)     1998     $102,590        -                 -
                                       1997     $ 99,750        -                 -
-----------------------------------------------------------------------------------------------------------------
Paul Tilbury, Vice President,          1999     $ 99,359     $16,200              -                  $  4,958
Canadian Rainforest                    1998     $ 86,359        -                 -                  $  4,094
                                       1997     $ 58,052        -             $ 10,000                   -
-----------------------------------------------------------------------------------------------------------------

(1) Other compensation consists of retiring allowances and benefits, directors fees, life insurance premiums paid on policies on which the families of the insured are the sole beneficiaries and an automobile allowance. Also includes, in 1998 and 1997, certain travel and entertainment perquisites deemed to be of a compensatory nature. In addition, Mr. Jeffrey M. Barnett is the owner of an apartment in Toronto, Canada used by the Company for various business purposes. Through 1998, the Company paid CDN $2,500 per month for the use thereof, no part of which has been accounted for as other compensation. This arrangement terminated at the end of 1998.

(2) These amounts include amounts payable in future periods and certain non-cash benefits under the terms of the settlement agreements made in 1999. See "INTEREST OF INSIDERS IN MATERIAL TRANSACTIONS - Management Service Agreement".

(3)  Mr. Bryant began his employment with the Company in November of 1997.

(4)  Mr. O'Dowd began his employment with the Company in June of 1997.

(5) Mr. Barnett, Mr. O'Dowd and Mr. Pitman ceased being executive officers on June 25, 1999, October 25, 1999 and June 25, 1999, respectively.

The Company currently does not maintain, and none of the Named Executive Officers are eligible for, deferred compensation, long-term incentive plan payouts, restricted stock awards, or other similar compensatory arrangements.

OTHER COMPENSATION INFORMATION

The aggregate compensation paid or payable directly to the Company's directors and executive officers as a group (including the Named Executive Officers) by the Company for the year ended December 26, 1999 was $1,767,202. These amounts include salaries, fees, commissions and bonuses, but exclude the value of options granted in partial compensation for salary or bonus. The directors and executive officers as a group earned taxable benefits in 1999 aggregating less than $6,000 comprising solely standard medical benefits and, in one case, an automobile allowance.

EMPLOYMENT AGREEMENTS

During 1993, the Company entered into five-year employment agreements with the personal service corporations of Messrs. Jeffrey M. Barnett, Peter Barnett and George W. Pitman. The agreements with Messrs. Jeffrey M. Barnett and George W. Pitman were extended through 1999. See the discussion of the Barnett Severance Agreement and non-renewal of Mr. Pitman's employment agreement and the non-renewal of Mr. Pitman's employment agreement in "INTEREST OF INSIDERS IN MATERIAL TRANSACTIONS".

EMPLOYEE STOCK OPTION AND STOCK COMPENSATION PLANS

The Board of Directors of the Company has adopted two stock plans, and the Shareholders have ratified such plans. These plans are the 1993 Stock Option Plan (the "1993 Plan") and the 1997 stock Compensation Plan (the "1997 Plan"). Under the 1993 Plan, Options may be granted to key salaried management and administration employees. Messrs. Jeffrey M. Barnett, Peter J. Barnett and George W. Pitman are not eligible for grants pursuant to the 1993 Plan. 50,000 Common shares of the Company were initially set aside for grants pursuant to the 1993 Plan, while 200,000 Common shares of the Company were set aside pursuant to the 1997 Plan. Options granted pursuant to both Plans vest 1/3 after 18 months; 1/3 after 30 months; and the remaining 1/3 after 42 months. All options expire on the fifth annual anniversary of the date of grant. No stock options were granted or exercised under either Plan during the most recent fiscal year. Both the 1993 Plan and the 1997 Plan are intended to permit the Company to retain and attract qualified individuals who contribute to the overall success of the Company and the achievement of performance measures. Both Plans are administered by the Compensation Committee of the Board of Directors, whose members determine to whom options will be granted and the terms of the options. The Committee is entitled to accelerate the vesting of options upon such circumstances as it deems appropriate. Actual vesting can be accelerated or delayed based on performance measures established by the Compensation Committee.

NON-PLAN OPTIONS

During 1999, no non-plan options were granted to or exercised by executive officers.

TOTAL OPTIONS/WEIGHTED AVERAGE EXERCISE PRICE

There were an aggregate of 631,292 options outstanding at December 26, 1999, exercisable at various prices at a weighted average exercise price of U.S. $12.96 per share.

INDEMNIFICATION OF DIRECTORS OR OFFICERS

There was no indemnification payable during the 1999 financial year to directors or officers of the Company.

PERFORMANCE GRAPH

The following graph compares the total cumulative shareholder return for $100 invested in Common shares on June 1, 1993 with the total returns of the S&P Restaurant Index and the NASDAQ Composite Index:

------------------------------------------------------------------------------------------
                                 ELEPHANT & CASTLE GROUP INC.
------------------------------------------------------------------------------------------
                                      5 YEAR PERFORMANCE
------------------------------------------------------------------------------------------
                          Elephant
                              &                      S&P 500                    NASDAQ
------------------------------------------------------------------------------------------
    Month                   Castle                 Restaurants                 Composite
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
   Jun-93                  100.00                    100.00                     100.00
------------------------------------------------------------------------------------------
   Sep-93                   60.00                    106.20                     108.36
------------------------------------------------------------------------------------------
   Dec-93                   48.33                    116.83                     110.35
------------------------------------------------------------------------------------------
   Mar-94                   63.33                    116.05                     105.63
------------------------------------------------------------------------------------------
   Jun-94                   73.33                    115.71                     100.29
------------------------------------------------------------------------------------------
   Sep-94                   91.67                    105.73                     108.57
------------------------------------------------------------------------------------------
   Dec-94                  105.21                    116.46                     106.82
------------------------------------------------------------------------------------------
   Mar-95                  115.00                    133.94                     116.09
------------------------------------------------------------------------------------------
   Jun-95                  125.00                    152.17                     132.60
------------------------------------------------------------------------------------------
   Sep-95                  130.84                    151.62                     148.23
------------------------------------------------------------------------------------------
   Dec-95                   75.00                    174.67                     149.46
------------------------------------------------------------------------------------------
   Mar-96                   95.00                    184.15                     156.46
------------------------------------------------------------------------------------------
   Jun-96                   98.33                    179.06                     168.34
------------------------------------------------------------------------------------------
   Sep-96                   78.33                    180.83                     174.29
------------------------------------------------------------------------------------------
   Dec-96                  101.67                    172.57                     183.39
------------------------------------------------------------------------------------------
   Mar-97                  122.51                    179.06                     173.55
------------------------------------------------------------------------------------------
   Jun-97                  128.33                    187.26                     204.86
------------------------------------------------------------------------------------------
   Sep-97                  137.51                    184.10                     239.46
------------------------------------------------------------------------------------------
   Dec-97                   93.33                    185.30                     223.08
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
   Mar-98                   76.67                    224.18                     260.77
------------------------------------------------------------------------------------------
   Jun-98                   68.33                    253.68                     269.15
------------------------------------------------------------------------------------------
   Sep-98                   53.33                    230.05                     240.61
------------------------------------------------------------------------------------------
   Dec-98                   22.51                    290.39                     311.49
------------------------------------------------------------------------------------------
   Mar-99                   30.00                    352.35                     349.66
------------------------------------------------------------------------------------------
   Jun-99                   20.00                    318.04                     362.53
------------------------------------------------------------------------------------------
   Sep-99                   10.00                    317.13                     389.23
------------------------------------------------------------------------------------------
   Dec-99                    9.60                    295.42                     563.82
------------------------------------------------------------------------------------------
   Mar-00                   13.33                    272.96                     649.90
------------------------------------------------------------------------------------------

                INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

Other than as set forth below, no director, executive officer, proposed nominee for election as a director, nor any of their respective associates or affiliates is or has been at any time since the beginning of the last completed financial year indebted to the Company.

   TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS
                UNDER SECURITIES PURCHASE PROGRAMS AND OTHERWISE

----------------------------------------------------------------------------------------------------------------------
Name of Principal     Involvement of     Largest Amount      Amount             Financially         Security for
Position              Issuer or          Outstanding ($)     Outstanding as     Assisted            Indebtedness
                      Subsidiary                             at April 25, 2000  Securities
                                                                                Purchases During
                                                                                1999
----------------------------------------------------------------------------------------------------------------------
Mr. Barnett           Former Chairman    $350,000            $350,000(1)        None                Company Shares
----------------------------------------------------------------------------------------------------------------------

(1) For the terms of indebtedness See "INTEREST OF INSIDERS IN MATERIAL TRANSACTIONS".

             INTEREST OF CERTAIN PERSONS IN MATTERS TO BE ACTED UPON

Other than as set forth herein, no Director or officer of the Company, person who was a director or officer of the Company at any time since the beginning of its last completed financial year, Shareholder who holds more than 10% of the voting rights attached to the shares of the Company or any associate, or affiliate of any of the foregoing has any material interest in any matter to be acted upon at the Meeting.

                  INTEREST OF INSIDERS IN MATERIAL TRANSACTIONS

Other than as disclosed below, no insider, proposed nominee for election as a director, or any associate or affiliate of the foregoing, had any material interest, direct or indirect, in any transaction or proposed transaction since the beginning of the last completed financial year which has materially affected or would materially affect the Company.

Other than as disclosed below, the Company is not aware of any material transaction, involving any director or executive officer or proposed nominee for election as a director or any Shareholder who holds more than 10% of the voting rights attached to the Common shares of the Company or any associate or affiliate of any of the foregoing, which has been entered into since the commencement of the Company's last completed financial year or in any proposed transaction which, in either case, has materially affected or will materially affect the Company or any of its subsidiaries.

MANAGEMENT SERVICE AGREEMENTS

In 1999, the Company did not renew a Management Service Agreement pursuant to which two personal service corporations owned by Mr. J. Barnett, Former Chairman of the Board and Chief Executive Officer of the Company had provided management services to the Company. Following such nonrenewal, a Settlement Agreement was executed pursuant to which Mr. Barnett resigned as Chairman of the Board, and all titles with the Company's subsidiaries and affiliates. Mr. Barnett continues as a Director of the Company.

Under the Settlement Agreement, the Company pays to Mr. Barnett quarterly installments of CDN$23,500 against a total settlement of CDN$335,000. Mr. Barnett also continues to receive certain life insurance and medical benefits, and is entitled to 107,500 vested options to purchase the Company's Common shares at an average exercise price of U.S.$7.68.

Mr. Barnett owes the Company CDN$350,000 payable on the later of June 1, 2000 or the Company's payment of its obligations owed to Mr. Barnett as described above. Mr. Barnett has the option to repay his indebtedness to the company by surrendering the Company's Common shares at fair market value for such shares from time to time.

Mr. Barnett has also entered into a voting trust agreement agreeing that GE Investment Management ("GEIM"), the general partner of GEIPPP II, the Company's primary investor, will vote all of the Company's Common shares owned by Mr. Barnett (a) in favour of all resolutions to elect Mr. Barnett or under certain circumstance in the event of his death, his executor, as a director of the Company, and (b) in the discretion of the trustee in favour or against all resolutions to elect as directors of the Company all person designated or nominated by the Company's Board of Directors. GEIPPP II is the holder of 649,860 Common shares (approximately 24.6% of total outstanding) of the Company and, by virtue of the voting trust agreement with Mr. Jeffrey Barnett (see above "Settlement Agreement") is entitled to vote Mr. Jeffrey Barnett's 285,187 Common shares as indicated.

In 1999, the Company did not renew a Management Service Agreement pursuant to which a personal service corporation owner by Mr. Pitman, former Vice President, Design & Development, had provided management services to the Company. Following such non-renewal, a Settlement Agreement was executed. Mr. Pitman continues as a director of the Company.

Under the Settlement Agreement, the Company pays to Mr. Pitman quarterly installments of CDN$12,500 against a total settlement of CDN$200,000. Mr. Pitman also continues to receive certain medical benefits, and is entitled to 10,000 vested options to purchase the Company's Common shares at an average exercise price of US $10.00

SECURITY INTEREST IN FAVOUR OF GEIPPP II

The Company has provided a security interest over all the assets of the Company and each of its subsidiaries to secure the repayment of the U.S. $9,000,000 of Convertible Unsecured Debentures (the "Debentures") issued by the Company to GEIPPP II in November, 1995. In consideration for the security interest in the assets of the Company and its subsidiaries, GEIPPP II waived all existing defaults, all interest payments for a period of six months and amended certain financial covenants to make them less onerous.

The grant of a security interest was approved by the Board of Directors of the Company on July 16, 1999 and re-affirmed by the Board, following a review of the Company's financial position on September 13, 1999. Messrs. Wiederecht and Mariani, both of whom are nominees of GEIPPP II, did not participate in either the discussion or the vote at the two meetings when this security interest was approved by the Board.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)  Elephant & Castle Group Inc.


By   /s/ Richard Bryant
     ----------------------------------------------------------------------
     RICHARD BRYANT, PRESIDENT, CHIEF EXECUTIVE OFFICER/DIRECTOR

Date March 23, 2000
     ----------------------------------------------------------------------


By   /s/ Daniel Debou
     ----------------------------------------------------------------------
     DANIEL DEBOU, CHIEF ACCOUNTING OFFICER


Date March 23, 2000
     ----------------------------------------------------------------------

         In accordance with the Exchange Act, this report has been additionally signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By   /s/ Jeffrey Barnett
     ----------------------------------------------------------------------
     JEFFREY BARNETT, DIRECTOR


Date March 23, 2000
     ----------------------------------------------------------------------


By   /s/ Martin O'Dowd
     ----------------------------------------------------------------------
     MARTIN O'DOWD, DIRECTOR


Date March 23, 2000
     ----------------------------------------------------------------------


By   /s/ George Pitman
     ----------------------------------------------------------------------
     GEORGE W. PITMAN, DIRECTOR


Date March 23, 2000
     ----------------------------------------------------------------------


By   /s/ William McEwen
     ----------------------------------------------------------------------
     WILLIAM MCEWEN, DIRECTOR

Date March 23, 2000
     ----------------------------------------------------------------------


By   /s/ David Wiederecht
     ----------------------------------------------------------------------
     DAVID WIEDERECHT, DIRECTOR


Date March 23, 2000
     ----------------------------------------------------------------------


By   /s/ Anthony Mariani
     ----------------------------------------------------------------------
     ANTHONY MARIANI, DIRECTOR


Date March 23, 2000
     ----------------------------------------------------------------------


By   /s/ David Matheson
     ----------------------------------------------------------------------
     DAVID MATHESON, DIRECTOR


Date March 23, 2000
     ----------------------------------------------------------------------