Form 10-Q
period 2000-03-26
ELEPHANT & CASTLE GROUP INC
filed 2000-05-10
CIK 899849

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000
                                       OR

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 33-60612

                            ------------------------

                          ELEPHANT & CASTLE GROUP INC.

             (Exact name of registrant as specified in its charter)

       BRITISH COLUMBIA                     NOT APPLICABLE
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

 SUITE 500, 856 HOMER STREET,                  V6B 2W5
    VANCOUVER, B.C., CANADA                   (zip code)
(Address of principal executive
           offices)

                                 (604) 684-6451
                          (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Shares at March 26, 2000: 2,644,605.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        INDEPENDENT ACCOUNTANT'S REPORT

    We have reviewed the accompanying consolidated balance sheet, statements of earnings, cash flows and shareholders' equity of Elephant & Castle Group Inc. and consolidated subsidiaries as of March 26, 2000, and for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying statements for them to be in conformity with generally accepted accounting principles.

Pannell Kerr Forster
Chartered Accountants
Vancouver, Canada
May 4, 2000

                          ELEPHANT & CASTLE GROUP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                CANADIAN DOLLARS

                                  (UNAUDITED)

                                                                THIRTEEN       THIRTEEN
                                                              WEEKS ENDED    WEEKS ENDED
                                                               MARCH 26,      MARCH 28,
                                                                  2000           1999
                                                              ------------   ------------
Sales.......................................................  $11,875,000    $12,205,000
                                                              -----------    -----------
Restaurant Expenses
  Food and Beverage Costs...................................    3,461,000      3,476,000
  Restaurant Operating Expenses
    Labour..................................................    3,994,000      3,933,000
    Occupancy and other.....................................    3,430,000      3,172,000
  Depreciation and Amortization.............................      755,000        916,000
                                                              -----------    -----------
                                                               11,640,000     11,497,000
                                                              -----------    -----------
Income from Restaurant Operations...........................      235,000        708,000
General and Administrative Expenses.........................      645,000        905,000
Interest on Long-Term Debt..................................      459,000        507,000
                                                              -----------    -----------
Loss Before Income Taxes....................................     (869,000)      (704,000)
Income Tax (Recovery).......................................     (261,000)             0
Net Loss for the Period.....................................  $  (608,000)   $  (704,000)
                                                              ===========    ===========

Average number of shares outstanding........................    2,378,855      1,672,578
Earnings per share..........................................  $     (0.26)   $     (0.42)

                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                                 MARCH 26, 2000

                                CANADIAN DOLLARS

                                  (UNAUDITED)

                                                              MARCH 26,     MARCH 28,    DECEMBER 26,
                                                                2000          1999           1999
                                                             -----------   -----------   ------------
ASSETS
Current
  Cash.....................................................  $   912,000   $ 2,129,000   $ 1,014,000
  Accounts Receivable......................................      908,000       724,000       863,000
  Inventory................................................      921,000       855,000     1,062,000
  Deposits and Prepaids....................................      341,000       397,000       419,000
  Pre-Opening Costs........................................      107,000       984,000       167,000
                                                             -----------   -----------   -----------
                                                               3,189,000     5,089,000     3,525,000

Fixed Assets...............................................   22,104,000    22,241,000    22,649,000
Goodwill...................................................    1,933,000     2,028,000     1,949,000
Deferred Income Taxes......................................    2,306,000             0             0
Other Assets...............................................    1,560,000     2,616,000     1,905,000
                                                             -----------   -----------   -----------
                                                             $31,092,000   $31,974,000   $30,028,000
                                                             -----------   -----------   -----------

LIABILITIES
Current
  Accounts Payable.........................................  $ 7,018,000   $ 6,445,000   $ 7,443,000
  Current Portion of Long-Term Debt........................       56,000       273,000        62,000
                                                             -----------   -----------   -----------
                                                               7,074,000     6,718,000     7,505,000

Long-Term Debt.............................................   15,718,000    18,532,000    15,730,000
                                                             -----------   -----------   -----------
                                                              22,792,000    25,250,000    23,235,000
                                                             -----------   -----------   -----------
SHAREHOLDERS' EQUITY
Capital Stock..............................................   16,347,000    13,197,000    13,955,000
Other Paid-In Capital......................................            0             0             0
Subscriptions Received.....................................            0             0     2,374,000
Currency Translation Adjustment............................     (566,000)   (1,114,000)     (618,000)
Retained Earnings..........................................   (7,481,000)   (5,359,000)   (8,918,000)
                                                             -----------   -----------   -----------
                                                               8,300,000     6,724,000     6,793,000
                                                             -----------   -----------   -----------
                                                             $31,092,000   $31,974,000   $30,028,000
                                                             ===========   ===========   ===========

                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (CANADIAN DOLLARS)

                                  (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED
                                                              ------------------------
                                                              MARCH 26,     MARCH 28,
                                                                 2000         1999
                                                              ----------   -----------
Operating Activities
Net Income (loss)...........................................  $ (608,000)  $  (704,000)
  Add: Items not involving cash.............................     816,000     1,049,000
                                                              ----------   -----------
                                                                 208,000       345,000
                                                              ----------   -----------
Changes in Non-cash Working Capital
  Accounts receivable.......................................     (45,000)     (168,000)
  Inventory.................................................     141,000       (47,000)
  Deposits and prepaid expenses.............................      78,000       120,000
  Accounts payable and accrued liabilities..................    (425,000)      514,000
                                                              ----------   -----------
                                                                (251,000)      419,000
                                                              ----------   -----------
                                                                 (43,000)      764,000
                                                              ----------   -----------
Investing Activities
  Acquisition of fixed assets...............................     (41,000)   (1,620,000)
  Acquisition of other assets, including pre-opening
    costs...................................................     (12,000)     (514,000)
                                                              ----------   -----------
                                                                 (53,000)   (2,134,000)
                                                              ----------   -----------
Financing Activities
  Deferred finance charges..................................           0      (436,000)
  Proceeds from long-term debt..............................           0     1,899,000
  Repayment of long-term debt...............................      (6,000)     (432,000)
                                                              ----------   -----------
                                                                  (6,000)    1,031,000
                                                              ----------   -----------
(Decrease) in Cash During Period............................    (102,000)     (339,000)
Cash at Beginning of Period.................................   1,014,000     2,468,000
                                                              ----------   -----------
Cash at End of Period.......................................  $  912,000   $ 2,129,000
                                                              ==========   ===========

                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                CANADIAN DOLLARS

                                  (UNAUDITED)

                                                               THIRTEEN WEEKS ENDED
                                                              -----------------------
                                                              MARCH 26,    MARCH 28,
                                                                 2000         1999
                                                              ----------   ----------
Balance at beginning of period, as originally stated........  $6,793,000   $8,261,000
Retroactive application of change in Canadian GAAP
  (note 2)..................................................   2,045,000            0
                                                              ----------   ----------
Balance at beginning of period, as restated.................  $8,838,000   $8,261,000
  Convert other paid-in capital to convertible debentures...           0     (927,000)
  Issue of shares
    for services............................................      18,000            0
    on conversion of debentures.............................           0      195,000
  Currency translation adjustment...........................      48,000       20,000
  Redemption premium........................................           0     (121,000)
  Net loss..................................................    (608,000)    (704,000)
                                                              ----------   ----------
Balance at end of period....................................  $8,296,000   $6,724,000
                                                              ==========   ==========

                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.

                         NOTES TO FINANCIAL STATEMENTS

             THIRTEEN WEEKS ENDED MARCH 26, 2000 AND MARCH 28, 1999

                               (CANADIAN DOLLARS)

                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 26, 1999 Form 10-K.

    In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 26, 2000 and March 28, 1999 and the consolidated results of operations, the consolidated statement of cash flow and shareholders' equity for the thirteen weeks then ended. The results of operations for the interim periods are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2.  INCOME TAX

    Effective January 1, 2000, Generally Accepted Accounting Principles in Canada (CDN GAAP) were changed to require recognition of future income tax assets for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company has applied this change retroactively. The result is that opening retained earnings has been increased by CDN $2,045 from that previously reported.

3.  NEW LOCATIONS

    These financial statements include the results of operations for new locations in Toronto ON (Elephant & Castle, opened December 10, 1999); Scarborough (Toronto) ON (joint venture Canadian Rainforest Cafe, opened February 4, 1999); and Yorkdale (Toronto) ON (joint venture Canadian Rainforest Cafe, opened July 1, 1999).

4.  COMPARATIVE FIGURES

    Certain comparative figures have been reclassified to conform to the current period's presentation.

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

    Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the

                          ELEPHANT & CASTLE GROUP INC.

             THIRTEEN WEEKS ENDED MARCH 26, 2000 AND MARCH 28, 1999

                               (CANADIAN DOLLARS)

                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)
    Company's Form 10K for the Year Ended December 26, 1999, as filed with the Securities and Exchange Commission):

                                                                   THIRTEEN WEEKS ENDED
                                                                  -----------------------
                                                                  MARCH 26,    MARCH 28,
                                                                     2000         1999
                                                                  ----------   ----------
    Net Loss -- Canada..........................................  $    (608)   $    (704)
    Adjustments
      Amortization of leasehold improvement costs...............        (15)         (15)
      Pre-opening costs.........................................         60          (95)
      Dividend on paid-in capital...............................          0           (7)
      Recognition of non-capital loss carry-forwards............          0          242
                                                                  ---------    ---------
    Net Loss -- United States...................................  $    (563)   $    (579)
                                                                  ---------    ---------
    Net Loss per Common Share
    Canada......................................................  $   (0.26)   $   (0.42)
    United States...............................................  $   (0.24)   $   (0.34)
    Average Number of Common Shares Outstanding.................  2,378,855    1,672,578

6.  FRANCHISES

    Two franchised locations were opened in January, 2000. Royalties receivable from these franchised locations are included in sales.

7.  SHARE CONSOLIDATION

    On March 23, 2000, shareholders approved a "one for two" share consolidation. Loss per share figures have been adjusted to reflect this share consolidation.

8.  SUBSEQUENT EVENT

    On March 31, 2000, the Company closed its location in Regina SK on the expiration of its lease.

                          ELEPHANT & CASTLE GROUP INC.
                                QUARTERLY REPORT
                      THIRTEEN WEEKS ENDED MARCH 26, 2000

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RECENT DEVELOPMENTS

    There have been several recent changes to the business that should be considered when reading the following discussion and analysis:

FRANCHISE DEVELOPMENTS

    - Two franchised operations opened in January. The first was an Elephant & Castle brand, which opened in Pittsburgh PA. The second was an Alamo brand that opened in a Holiday Inn in Atlanta Ga. Discussions for additional franchise locations are continuing.

BRAND MANAGEMENT

    - In order to better manage the Company's brands, and to support franchised operations, the following senior management changes were made: Mark Potter, formerly Director of U.S. Operations was appointed Director of Operations -- Alamo brand. John Luvison, formerly Director of Operations, Scarborough Rainforest, was appointed Director of Operations, Eastern North America. Moez Premji, formerly Director of Operations, Canadian Elephant & Castles, was appointed Director of Operations, Western
      North America.

CORPORATE OFFICES

    - In January 2000 the Company closed its corporate office located in Minneapolis, MN. Savings from this closure had a immediate positive impact on General and Administrative costs in the quarter.

SITE DEVELOPMENTS

    - Although no new corporate stores were opened during the quarter, the Company continues to focus on hotel and downtown locations for future growth. Its most recent corporately owned location (Toronto -- Yonge Street, opened in December, 1999) was profitable for the quarter and is enjoying a strong sales trend.

    - The Franklin Mills location continues to experience unsatisfactory sales and is a significant drag against earnings. The landlord has been approached in an effort to find a satisfactory solution to the situation, but thus far without success.

    - A Rainforest Cafe is scheduled for development in Montreal in the second half of the year. This expansion of the Rainforest joint venture will require additional funding. The Company is currently in discussions with its joint venture partner to determine the growth strategy for the joint venture.

COMMON SHARE CONSOLIDATION

    - On March 23, 2000, an Extraordinary General Meeting of shareholders was held and a "one for two" share consolidation was approved. This was in response to a concern from NASDAQ that the Company's share price was, from time to time, not meeting the minimum listing requirement of $1.00. The Company is now in compliance with NASDAQ's requirements.

THIRTEEN WEEKS ENDED MARCH 26, 2000 (UNAUDITED) VS. THIRTEEN WEEKS ENDED
  MARCH 28, 1999 (UNAUDITED)

    NET INCOME

    For the thirteen weeks ended March 26, 2000, the Company's net loss before income taxes was CDN $869,000 compared to CDN $704,000 for the corresponding period in 1999. Loss per share, before income tax recovery, for the current period was CDN ($0.37), compared to CDN ($0.42) in 1999. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and Note 5 to the financial statements) reduced the Net Loss for the current period to CDN $608,000 (CDN ($0.26) per share). There was no recovery in the 1999 period. The average number of shares outstanding, after giving effect to the one for two share consolidation, increased from 1,672,577 in 1999 to 2,378,855 for the current period.

    SALES

    Sales decreased 2.7% during the thirteen weeks ended March 26, 2000 to CDN $11,875,000 from CDN $12,205,000 for the comparable period in 1999. The 2000 figure includes sales for three new locations: Rainforest -- Toronto (Scarborough) ON (opened February 4, 1999); Rainforest (Yorkdale) ON (opened July 1, 1999); and Elephant & Castle (Toronto -- Yonge Street) ON (opened December 10, 1999).

    For the thirteen Canadian Elephant & Castle locations open throughout both periods, sales for the thirteen weeks ended March 26, 2000 totaled CDN $4,642,000 and were down 3.0% compared to the thirteen weeks ended March 28, 1999. Seven of these locations are in malls that have been impacted by the closure of Eaton's Limited, one of the anchor tenants. Some of this vacated space is scheduled to re-open in the second quarter and the balance in quarters three and four. Mall traffic is expected to improve as these openings occur.

    For the seven U.S. locations open throughout both periods, sales for the 2000 period were US $3,249,000 and were 12.0% down from the 1999 period, driven by a 47% decline at the troubled Franklin Mills, PA location. The Company has thus far been unsuccessful in its attempts to remedy the situation in Franklin Mills.

    Sales at the one Rainforest Cafe location open more than 18 months were down 25.5%, indicative of the continuing challenges facing the "eatertainment" segment of the restaurant industry. The trend of significant year on year sales decreases is expected to continue at the Rainforest locations.

    FOOD AND BEVERAGE COSTS

    Overall, food and beverage costs, as a percentage of sales, increased to 29.2% for the thirteen weeks ended March 26, 2000 compared to 28.5% for the thirteen weeks ended March 28, 1999, but is stable with the 29.2% rate for the fourth quarter of 1999.

    LABOUR AND BENEFITS COSTS

    Labour and benefits increased from 32.2% of sales in 1999 to 33.6% for the current period. Much of the increase occurred in stores with sales declines as these stores attempted to maintain acceptable levels of customer service and not exacerbate the sales situation.

    OCCUPANCY AND OTHER OPERATING COSTS

    Occupancy and other operating expenses increased as a percentage of sales from 26.0% in 1999 to 28.9% for the current period. Management's plan for 2000 included higher expenditures in advertising and promotion, particularly in the Rainforest locations. Approximately one half of the increase is related to these expenditures. Much of the balance is due to stable costs on declining revenues at several locations, particularly stores with fixed rental costs.

    DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization costs decreased to 6.4% of sales for the current period from 7.5% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, was lower in the current period than in the comparable period in 1999. In dollar terms, depreciation and amortization decreased to CDN $755,000 in 2000 from CDN $916,000 in 1999.

    GENERAL AND ADMINISTRATIVE COSTS

    General and administrative costs decreased from 7.4% of sales in 1999 to 5.4% in the current period. Reductions to these costs made in late 1999 and early in the current quarter are having a positive impact and are expected to continue to do so.

    INTEREST ON LONG-TERM DEBT

    In February, 1999, the Company completed a US $1,265,000 (CDN $1,898,000) convertible debenture financing with a group of private investors. The
US $2,000,000 (CDN $3,000,000) bridge loan from GEIPPP II was rolled into convertible debentures on identical terms, to give a total of US $3,265,000 (CDN $4,898,000) new debentures. In December 1999, agreement was reached with the debenture holders to convert US $1,582,500 (CDN $2,440,000) of these debentures to common shares. As a result, interest expense for the current period decreased to CDN $459,000 from CDN $507,000 for the comparable period in 1999.

    (LOSS) BEFORE TAXES

    The Company incurred a loss before income taxes of CDN ($869,000) for the 2000 period compared to a loss of CDN ($704,000) for the 1999 period. As discussed above, the Company realized positive impacts from lower general and administrative expenses and decreased interest costs, offset by lower sales and higher cost percentages for product, labour and other operating costs, contributing to an increase in Loss before Income Taxes.

    INCOME TAXES

    Effective January 1, 2000, Generally Accepted Accounting Principles in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $261,000 in the thirteen weeks ended March 26, 2000. This had the effect of reducing the net loss to CDN $608,000. A future tax asset was not recognized in the comparable period of 1999. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

    LIQUIDITY AND CAPITAL RESOURCES

    Operating cash flow for the thirteen week period ended March 26, 2000 was CDN $208,000 compared to CDN $345,000 for the thirteen week period ended
March 28, 1999. Changes in non-cash working capital items, principally a reduction of accounts payable, resulted in a net use of funds of CDN $251,000 in the current period, compared to a net source of funds of CDN $419,000 a year ago.

    The Company's cash balance as of March 26, 2000 was CDN $912,000 compared to CDN $2,129,000 on March 28, 1999. The Company's current strategy for growth is to develop new corporately owned stores as internally generated funds allow, as well as adding franchised units, the first two of which opened during the current quarter. The Company's current cash position, together with the cash generated from its restaurant operations, will be sufficient to fund its 2000 capital expansion program. Further expansion of the Rainforest joint venture will require additional funding. The Company is currently in discussions with its joint venture partner to determine the growth strategy for the joint venture.

THIRTEEN WEEKS ENDED MARCH 28, 1999 (UNAUDITED) VS. THIRTEEN WEEKS ENDED
  MARCH 29, 1998 (UNAUDITED)

    NET INCOME

    For the thirteen weeks ended March 28, 1999, the Company's net loss was CDN $704,000 compared to CDN $438,000 for the corresponding period in 1998. Loss per share for the 1999 period was CDN ($0.21), compared to CDN ($0.14) in 1998. The average number of shares outstanding increased from 3,044,630 in 1998 to 3,345,155 for the 1999 period.

    SALES

    Sales increased 31.5% during the thirteen weeks ended March 28, 1999 to CDN $12,205,000 from CDN $9,282,000 for the comparable period in 1998. The 1999 figure includes sales for three new locations: Rainforest -- Vancouver BC (opened June 12, 1998); Philadelphia PA (opened November 13, 1998); and Rainforest -- Toronto (Scarborough) ON (opened February 4, 1999). The company disposed of its London, Ontario location, by way of a franchise agreement with two of its location managers, on September 28, 1998.

    For the thirteen Canadian locations open throughout both periods, sales for the thirteen weeks ended March 28, 1999 totaled CDN $4,785,000 and were up 2.1% compared to the thirteen weeks ended March 29, 1998. This was the fifth consecutive quarter of same store sales growth in Canada. For the six
U.S. locations open throughout both periods, sales for the 1999 period were US $3,137,000 and were 1.0% down from the 1998 period.

    Sales at the two Rainforest Cafe locations -- Vancouver and Toronto -- have met or exceeded expectations. Early sales performance at the new Philadelphia 'twin' location has been disappointing.

    FOOD AND BEVERAGE COSTS

    Overall, food and beverage costs, as a percentage of sales, improved to 28.5% for the thirteen weeks ended March 28, 1999 compared to 28.8% for the thirteen weeks ended March 29, 1998. The improvement is a continuation of a trend the Company has been experiencing for the past nine quarters.

    LABOUR AND BENEFITS COSTS

    Labour and benefits decreased from 33.3% of sales in 1998 to 32.2% for the 1999 period. Again, this is the continuation of a downward cost trend, driven by improved cost management techniques as well as the opening of higher volume stores.

    OCCUPANCY AND OTHER OPERATING COSTS

    Occupancy and other operating expenses decreased as a percentage of sales from 26.2% in 1998 to 25.6% for the 1999 period. Per store occupancy costs have risen as a result of opening larger Rainforest facilities in high traffic, high profile sites.

    DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization costs increased to 7.5% of sales for the 1999 period from 6.0% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, is the major driver of the cost increase.

    In dollar terms, depreciation and amortization increased to CDN $916,000 in 1999 from CDN $553,000 in 1998 as the company continues to opens new locations.

    GENERAL AND ADMINISTRATIVE COSTS

    General and administrative costs decreased from 8.3% of sales in 1998 to 7.8% in the 1999 period. Scale economies are now being achieved as new restaurants are opened without commensurate increases in general and administrative costs. The Company believes this trend will continue and its long-term general and administrative expense percentage will be brought down to under 7.0%.

    INTEREST ON LONG-TERM DEBT

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

    In February, 1999, the Company completed a US $1,265,000 (CDN $1,898,000) convertible debenture financing with a group of private investors. The
US $2,000,000 (CDN $3,000,000) bridge loan from GEIPPP II was rolled into convertible debentures on identical terms, to give a total of US $3,265,000 (CDN $4,898,000) new debentures.

    The funds raised were used primarily to construct the new Canadian Rainforest Cafe operations, plus the new Elephant & Castle/Alamo twin operation in Philadelphia, PA.

    As a result of this additional long-term debt, interest expense in the 1999 period was substantially higher than 1998, and will continue to be higher than the comparable quarters for the rest of 1999.

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

    LIQUIDITY AND CAPITAL RESOURCES (1999)

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

                          ELEPHANT & CASTLE GROUP INC.
                    ----------------------------------------
                                  (Registrant)

                        NAME                                        TITLE                      DATE
                        ----                                        -----                      ----
                 /s/ RICHARD BRYANT
     -------------------------------------------       President & C.E.O.                  May 8, 2000
                   Richard Bryant

                  /s/ DANIEL DEBOU
     -------------------------------------------       Chief Accounting Officer            May 8, 2000
                    Daniel DeBou