Form 10-Q
period 2000-06-25
ELEPHANT & CASTLE GROUP INC
filed 2000-08-09
CIK 899849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 25, 2000
                               -------------------------------------------------

/   /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ________________________

Commission file number      33-60612
                       ---------------------------------------------------------

                          ELEPHANT & CASTLE GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            BRITISH COLUMBIA                           NOT APPLICABLE
   -----------------------------------      ----------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  / X / Yes   /  / No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  /  / Yes   /  / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON SHARES AT JUNE 25, 2000:  2,644,605
--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ELEPHANT & CASTLE GROUP INC.
--------------------------------------------------------------------------------
                                  (Registrant)


Date  AUGUST 4, 2000                               /s/ RICHARD BRYANT
    ---------------------------           --------------------------------------
                                          Richard Bryant, President & C.E.O.

Date  AUGUST 4, 2000                                /s/ DANIEL DEBOU
    ---------------------------           --------------------------------------
                                          Daniel DeBou, Chief Accounting Officer

                         INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying consolidated balance sheet, statements of earnings, cash flows and shareholders' equity of Elephant & Castle Group Inc. and consolidated subsidiaries as of June 25, 2000, and for the thirteen week and twenty-six week periods then ended. These financial statements are the responsibility of the Company's management.

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




Pannell Kerr Forster
Chartered Accountants
Vancouver, Canada

August 2, 2000

                          ELEPHANT & CASTLE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                CANADIAN DOLLARS
                                   (UNAUDITED)

                                        June 25/00      June 27/99     December 26/99

ASSETS
Current
   Cash                                     499,000       1,345,000       1,014,000
   Accounts Receivable                    1,080,000         737,000         863,000
   Inventory                                832,000         868,000       1,062,000
   Deposits & Prepaids                       81,000         486,000         419,000
   Pre-Opening Costs                         51,000         636,000         167,000
                                       ------------    ------------    ------------
                                          2,543,000       4,072,000       3,525,000

Fixed Assets                             21,562,000      22,596,000      22,649,000
Goodwill                                  1,916,000       2,003,000       1,949,000
Deferred Income Taxes                     2,539,000               0               0
Other Assets                              1,587,000       2,628,000       1,905,000
                                       ------------    ------------    ------------
                                         30,147,000      31,299,000      30,028,000
                                       ------------    ------------    ------------

LIABILITIES

Current
   Accounts Payable                       6,829,000       7,631,000       7,443,000
   Current Portion of Long Term Debt         56,000          71,000          62,000
                                       ------------    ------------    ------------
                                          6,885,000       7,702,000       7,505,000

Long Term Debt                           15,700,000      18,411,000      15,730,000
                                       ------------    ------------    ------------
                                         22,585,000      26,113,000      23,235,000
                                       ------------    ------------    ------------

SHAREHOLDERS' EQUITY

Capital Stock                            16,347,000      13,652,000      13,955,000
Other Paid-In Capital                             0               0               0
Subscriptions Received                            0               0       2,374,000
Currency Translation Adjustment            (501,000)       (939,000)       (618,000)
Retained Earnings                        (8,284,000)     (7,527,000)     (8,918,000)
                                       ------------    ------------    ------------
                                          7,562,000       5,186,000       6,793,000
                                       ------------    ------------    ------------

                                        $30,147,000     $31,299,000     $30,028,000
                                       ------------    ------------    ------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                          ELEPHANT & CASTLE GROUP INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                CANADIAN DOLLARS
                                  (UNAUDITED)

                                            Thirteen Weeks Ended           Twenty Six Weeks Ended
                                         June 25,         June 27,        June 25,         June 27,
                                           2000             1999           2000             1999

SALES                                   $11,934,000     $11,875,000     $23,809,000     $24,080,000
                                       ------------    ------------    ------------    ------------
RESTAURANT EXPENSES

   Food and Beverage Costs                3,505,000       3,422,000       6,966,000       6,898,000
   Restaurant operating expenses
       Labour                             4,014,000       3,894,000       8,008,000       7,827,000
       Occupancy and other                3,536,000       3,283,000       6,966,000       6,460,000
   Depreciation and Amortization            733,000         957,000       1,488,000       1,873,000
                                       ------------    ------------    ------------    ------------
                                         11,788,000      11,556,000      23,428,000      23,058,000
                                       ------------    ------------    ------------    ------------

INCOME FROM RESTAURANT OPERATIONS           146,000         319,000         381,000       1,022,000

GENERAL AND ADMINISTRATIVE EXPENSES         723,000         966,000       1,368,000       1,866,000
RETIRING ALLOWANCES                               0         887,000               0         887,000
INTEREST ON LONG TERM DEBT                  459,000         550,000         918,000       1,057,000

                                       ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                 (1,036,000)     (2,084,000)     (1,905,000)     (2,788,000)

INCOME TAX (RECOVERY)                      (233,000)              0        (494,000)              0

NET LOSS FOR THE PERIOD                   ($803,000)    ($2,084,000)    ($1,411,000)    ($2,788,000)
                                       ------------    ------------    ------------    ------------


Average number of shares outstanding      2,645,000       1,733,000       2,644,000       1,703,000

Earnings per share                           ($0.30)         ($1.20)         ($0.53)         ($1.64)


                        SEE NOTES TO FINANCIAL STATEMENTS

                        SEE NOTES TO FINANCIAL STATEMENTS
                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                CANADIAN DOLLARS
                                   (UNAUDITED)

                                                                 Twenty Six Weeks Ended
                                                                 June 25,       June 27,
                                                                  2000           1999
OPERATING ACTIVITIES

NET INCOME (LOSS)                                              (1,411,000)    (2,788,000)
   Add: Items not involving cash                                1,292,000      2,218,000
                                                              -----------    -----------
                                                                 (119,000)      (570,000)
                                                              -----------    -----------

CHANGES IN NON-CASH WORKING CAPITAL
   Accounts receivable                                           (217,000)      (180,000)
   Inventory                                                      230,000        (60,000)
   Deposits and prepaid expenses                                  338,000         31,000
   Accounts payable and accrued liabilities                      (614,000)     1,700,000
                                                              -----------    -----------
                                                                 (263,000)     1,491,000
                                                              -----------    -----------

                                                              -----------    -----------
                                                                 (382,000)       921,000
                                                              -----------    -----------

INVESTING ACTIVITIES
   Acquisition of fixed assets                                    (78,000)    (2,632,000)
   Acquisition of other assets, including pre-opening costs       (19,000)      (443,000)
                                                              -----------    -----------
                                                                  (97,000)    (3,075,000)
                                                              -----------    -----------

FINANCING ACTIVITIES
   Deferred finance charges                                             0       (436,000)
   Proceeds from long-term debt                                    25,000      1,899,000
   Repayment of long-term debt                                    (61,000)      (432,000)
                                                              -----------    -----------
                                                                  (36,000)     1,031,000
                                                              -----------    -----------

(DECREASE) IN CASH DURING PERIOD                                 (515,000)    (1,123,000)


CASH AT BEGINNING OF PERIOD                                     1,014,000      2,468,000
                                                              -----------    -----------

CASH AT END OF PERIOD                                            $499,000     $1,345,000
                                                              -----------    -----------


                       SEE NOTES TO FINANCIAL STATEMENTS

                          ELEPHANT & CASTLE GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                CANADIAN DOLLARS
                                   (UNAUDITED)

                                                  Twenty Six Weeks Ended
                                                 June 25,        June 27,
                                                   2000           1999

Balance at beginning of  period, as
      originally stated                         $6,793,000     $8,261,000
Retroactive application of change in
      Canadian GAAP (note 2)                     2,045,000             $0
                                               -----------    -----------
Balance at  beginning of period, as restated    $8,838,000     $8,261,000

   Convert other paid-in capital to
      convertible debentures                             0       (928,000)
Issue of shares:
   for  services                                    18,000              0
   for  interest                                         0        152,000
   on conversion of debentures                           0        518,000
Currency translation adjustment                    117,000         92,000
Redemption premium                                       0       (121,000)
Net loss                                        (1,411,000)    (2,788,000)
                                               -----------    -----------

Balance at end of period                        $7,562,000     $5,186,000
                                               -----------    -----------


                       SEE NOTES TO FINANCIAL STATEMENTS

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
             TWENTY-SIX WEEKS ENDED JUNE 25, 2000 AND JUNE 27, 1999
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

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

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 25, 2000 and June 27, 1999 and the consolidated results of operations, the consolidated statement of cash flow and shareholders' equity for the thirteen weeks then ended. The results of operations for the interim periods are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

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

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10K for the Year Ended December 26, 1999, as filed with the Securities and Exchange Commission):

                                              THIRTEEN WEEKS ENDED        TWENTY SIX WEEKS ENDED
                                             JUNE 25,      JUNE 27,       JUNE 25,       JUNE 27,
                                              2000           1999           2000           1999

          NET LOSS - CANADA                   ($803)       ($2,084)       ($1,411)       ($2,788)

          ADJUSTMENTS:

          AMORTIZATION OF LEASEHOLD
               IMPROVEMENT COSTS                (15)           (15)           (30)           (30)
          PRE-OPENING COSTS                      79            255            139            160
          DIVIDEND ON PAID-IN CAPITAL            (0)            (0)            (0)
                                                                                              (0)

          RECOGNITION OF NON-CAPITAL
               LOSS CARRY FORWARDS                0            533              0            797
                                          ---------      ---------      ---------      ---------

          NET LOSS - UNITED STATES            ($739)       ($1,291)       ($1,302)       ($1,861)
                                          ---------      ---------      ---------      ---------

          NET LOSS PER COMMON SHARE

          CANADA                             ($0.30)        ($1.20)        ($0.53)        ($1.64)

          UNITED STATES                      ($0.28)        ($0.74)        ($0.49)        ($1.09)

          AVERAGE NUMBER OF COMMON
               SHARES OUTSTANDING:        2,644,000      1,733,000      2,645,000      1,703,000


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

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of matters to a vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         EXHIBITS

         None

         REPORTS ON FORM 8-K

         None

                          ELEPHANT & CASTLE GROUP INC.
                                QUARTERLY REPORT
                THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 25, 2000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               RECENT DEVELOPMENTS

There have been several recent developments to the business that should be considered when reading the following discussion and analysis:

FRANCHISE DEVELOPMENTS

o Three franchise agreements for Alamo Grill locations were signed in the second quarter of 2000 and a further two were signed subsequently. Two of these are expected to open later this year, with the other three opening in the first half of 2001. Discussions for additional franchise locations are continuing. These agreements bring the total franchise population to nine locations, sufficient to ensure a profitable business unit.

SITE DEVELOPMENTS

o Although no new corporate stores were opened during the second quarter, the Company continues to focus on hotel and downtown locations for future growth. Its most recent corporately owned location (Toronto - Yonge Street, opened in December, 1999) was profitable for the quarter and is enjoying a strong sales trend.

o Agreement has been reached for the development of an Elephant & Castle restaurant to be located in a newly developed Club Quarters hotel in downtown Chicago. This restaurant is expected to open during the fourth quarter of the year.

o A small store located in Regina, Saskatchewan was closed during the second quarter on the expiration of its lease.

o The Franklin Mills location continues to experience unsatisfactory sales and is a significant drag against earnings. The landlord has been approached in an effort to find a satisfactory solution to the situation, but thus far without success.

o The Company, and its joint venture partner, Rainforest Cafe, Inc. have decided not to proceed with a Rainforest Cafe originally planned for development in Montreal in the second half of the year. Negotiations with the landlord for a lease resolution are underway.

COMMON SHARE CONSOLIDATION

o On March 23, 2000, an Extraordinary General Meeting of shareholders was held and a "one for two" share consolidation was approved. This was in response to a concern from NASDAQ that the Company's share price was, from time to time, not meeting the minimum listing requirement of $1.00. The Company's share price continues to show some volatility and to trade near to the $1.00 mark.

ELECTION OF BOARD OF DIRECTORS

o At the Company's Annual General Meeting of Shareholders held on June 21st, the following directors were re-elected: - J. Barnett, R. Bryant, A. Mariani, D. Matheson, W. McEwen, G. Pitman, C. Stacey and D. Wiederecht. Mr. Martin O'Dowd did not stand for re-election, and the Company wishes to thank him for his years of dedicated service.

                             RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 25, 2000 (UNAUDITED) VS. THIRTEEN WEEKS ENDED JUNE 27, 1999 (UNAUDITED)

NET INCOME

For the thirteen weeks ended June 25, 2000, the Company's net loss before income taxes was CDN $1,036,000 compared to CDN $2,084,000 for the corresponding period in 1999. Loss per share, before income tax recovery, for the current period was CDN ($0.39), compared to CDN ($1.20) in 1999. The 1999 loss included a provision of CDN $887,000 for retiring allowances for senior executives. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and
Note 5 to the financial statements) reduced the Net Loss for the current period to CDN $803,000 (CDN ($0.30) per share). There was no recovery in the 1999 period. The average number of shares outstanding, after giving effect to the one for two share consolidation, increased from 1,733,000 in 1999 to 2,645,000 for the current period.

SALES

Sales increased 0.5% during the thirteen weeks ended June 25, 2000 to CDN $11,934,000 from CDN $11,875,000 for the comparable period in 1999. The 2000 figure includes sales for two new locations: Rainforest (Yorkdale) ON (opened July 1, 1999); and Elephant & Castle (Toronto - Yonge Street) ON (opened December 10, 1999). The 1999 figure includes sales for the Regina, Saskatchewan location (closed March 27, 2000).

For the twelve Canadian Elephant & Castle locations open throughout both periods, sales for the thirteen weeks ended June 25, 2000 totaled CDN $4,808,000 and were up 2.8% compared to the thirteen weeks ended June 27, 1999, recovering all of the sales shortfall experienced during the first quarter.

For the seven US locations open throughout both periods, sales for the 2000 period were US $3,212,000 and were 4.2% down from the 1999 period, driven by a 41% decline at the troubled Franklin Mills, PA location. The Company has thus far been unsuccessful in its attempts to remedy the situation in Franklin Mills.

Sales at the one Rainforest Cafe location open more than 18 months were down 21.3%, indicative of the continuing challenges facing the "eatertainment" segment of the restaurant industry. While strenuous efforts are being made to stem the decline, the trend of significant year on year sales decreases is expected to continue at the Rainforest locations.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, increased to 29.4% for the thirteen weeks ended June 25, 2000 compared to 28.8% for the thirteen weeks ended June 27, 1999, but were relatively stable with the 29.2% rate for the fourth quarter of 1999 and first quarter of 2000.

LABOUR AND BENEFITS COSTS

Labour and benefits increased from 32.8% of sales in 1999 to 33.6% for the current period. Much of the increase occurred in stores with sales declines as these stores attempted to maintain acceptable levels of customer service and not exacerbate the sales situation.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales from 27.7% in 1999 to 29.6% for the current period. Management's plan for 2000 included higher expenditures in advertising and promotion, particularly in the Rainforest locations. Approximately one half of the increase is related to these expenditures. Much of the balance is due to stable costs on declining revenues at several locations, particularly stores with fixed rental costs.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 6.1% of sales for the current period from 8.1% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, was lower in the current period than in the comparable period in 1999. In dollar terms, depreciation and amortization decreased to CDN $733,000 in 2000 from CDN $957,000 in 1999.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased from 8.1% of sales in 1999 to 6.1% in the current period. Reductions to these costs made in late 1999 and early in the current quarter are having a positive impact and are expected to continue to do so.

INTEREST ON LONG TERM DEBT

In February, 1999, the Company completed a US $1,265,000 (CDN $1,898,000) convertible debenture financing with a group of private investors. The US $ 2,000,000 (CDN $3,000,000) bridge loan from GEIPPP II was rolled into convertible debentures on identical terms, to give a total of US $3,265,000 (CDN $4,898,000) new debentures. In December 1999, agreement was reached with the debenture holders to convert US $1,582,500 (CDN $2,440,000) of these debentures to common shares. As a result, interest expense for the current period decreased to CDN $459,000 from CDN $550,000 for the comparable period in 1999.

(LOSS) BEFORE TAXES

The Company incurred a loss before income taxes of CDN ($1,036,000) for the 2000 period compared to a loss of CDN ($2,084,000) for the 1999 period. The 1999 figure included CDN $887,000 in retiring allowances. There were no similar costs in 2000. As discussed above, the Company realized positive impacts from lower general and administrative expenses and decreased interest costs, offset by lower sales and higher cost percentages for product, labour and other operating costs.

INCOME TAXES

Effective January 1, 2000, Generally Accepted Accounting Principles in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $233,000 in the thirteen weeks ended June 25, 2000. This had the effect of reducing the net loss to CDN $803,000. A future tax asset was not recognized in the comparable period of 1999. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

TWENTY-SIX WEEKS ENDED JUNE 25, 2000 (UNAUDITED) VS. TWENTY-SIX WEEKS ENDED JUNE 27, 1999 (UNAUDITED)

NET INCOME

For the twenty-six weeks ended June 25, 2000, the Company's net loss before income taxes was CDN $1,905,000 compared to CDN $2,788,000 for the corresponding period in 1999. Loss per share, before income tax recovery, for the current period was CDN ($0.72), compared to CDN ($1.64) in 1999. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and Note 5 to the financial statements) reduced the Net Loss for the current period to CDN $1,411,000 (CDN ($0.53) per share). There was no recovery in the 1999 period. The average number of shares outstanding, after giving effect to the one for two share consolidation, increased from 1,703,000 in 1999 to 2,644,000 for the current period.

SALES

Sales decreased 1.1% during the twenty-six weeks ended June 25, 2000 to CDN $23,809,000 from CDN $24,080,000 for the comparable period in 1999. The 2000 figure includes sales for three new locations: Rainforest - Toronto (Scarborough) ON (opened February 4, 1999); Rainforest (Yorkdale) ON (opened July 1, 1999); and Elephant & Castle (Toronto - Yonge Street) ON (opened December 10, 1999). The Company closed its Regina, Saskatchewan location at the end of March, 2000.

For the twelve Canadian Elephant & Castle locations open throughout both periods, sales for the twenty-six weeks ended June 25, 2000 totaled CDN $9,302,000 and were up 0.2% compared to the twenty-six weeks ended June 27, 1999.

For the seven US locations open throughout both periods, sales for the 2000 period were US $6,461,000 and were 8.3% down from the 1999 period, driven by a 45% decline at the troubled Franklin Mills, PA location. The Company has thus far been unsuccessful in its attempts to remedy the situation in Franklin Mills.

Sales at the one Rainforest Cafe location open more than 18 months were down 23.5%, indicative of the continuing challenges facing the "eatertainment" segment of the restaurant industry. The trend of significant year on year sales decreases is expected to continue at the Rainforest locations.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, increased to 29.3% for the twenty-six weeks ended June 25, 2000 compared to 28.7% for the twenty-six weeks ended June 27, 1999, but has been stable since October, 1999.

LABOUR AND BENEFITS COSTS

Labour and benefits increased from 32.5% of sales in 1999 to 33.6% for the current period. Much of the increase occurred in stores with sales declines as these stores attempted to maintain acceptable levels of customer service and not exacerbate the sales situation.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales from 26.8% in 1999 to 29.3% for the current period. Management's plan for 2000 included higher expenditures in advertising and promotion, particularly in the Rainforest locations. Approximately one half of the increase is related to these expenditures. Much of the balance is due to stable costs on declining revenues at several locations, particularly stores with fixed rental costs.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 6.3% of sales for the current period from 7.8% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, was lower in the current period than in the comparable period in 1999. In dollar terms, depreciation and amortization decreased to CDN $1,488,000 in 2000 from CDN $1,873,000 in 1999.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased from 7.8% of sales in 1999 to 5.8% in the current period. Reductions to these costs made in late 1999 and early in the current period are having a positive impact and are expected to continue to do so.

INTEREST ON LONG TERM DEBT

In February, 1999, the Company completed a US $1,265,000 (CDN $1,898,000) convertible debenture financing with a group of private investors. The US $ 2,000,000 (CDN $3,000,000) bridge loan from GEIPPP II was rolled into convertible debentures on identical terms, to give a total of US $3,265,000 (CDN $4,898,000) new debentures. In December 1999, agreement was reached with the debenture holders to convert US $1,582,500 (CDN $2,440,000) of these debentures to common shares. As a result, interest expense for the current period decreased to CDN $918,000 from CDN $1,057,000 for the comparable period in 1999.

(LOSS) BEFORE TAXES

The Company incurred a loss before income taxes of CDN ($1,905,000) for the 2000 period compared to a loss of CDN ($2,788,000) for the 1999 period. The 1999 figure included CDN $887,000 in retiring allowances. As discussed above, the Company realized positive impacts from lower general and administrative expenses and decreased interest costs, offset by lower sales and higher cost percentages for product, labour and other operating costs, contributing to an increase in Loss before Income Taxes.

INCOME TAXES

Effective January 1, 2000, Generally Accepted Accounting Principles in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $494,000 in the twenty-six weeks ended June 25, 2000. This had the effect of reducing the net loss to CDN $1,411,000. A future tax asset was not recognized in the comparable period of 1999. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow for the twenty-six week period ended June 25, 2000 improved from an outflow of CDN ($570,000) in 1999 to an outflow of CDN $(119,000) in 2000. Changes in non-cash working capital items, principally a reduction of accounts payable, resulted in a net use of funds of CDN $382,000 in the current period, compared to a net source of funds of CDN $921,000 a year ago.

The Company's cash balance as of June 25, 2000 was CDN $499,000 compared to CDN $1,345,000 on June 27, 1999. The Company's current strategy for growth is to develop new corporately owned stores as internally generated funds allow, as well as adding franchised units, the first two of which opened early in 2000 and five additional agreements have been signed. The Company's current cash position, together with the cash generated from its restaurant operations, will be sufficient to fund its 2000 capital expansion program. Further expansion of the Rainforest joint venture will require additional funding. The Company is currently in discussions with its joint venture partner to determine the growth strategy for the joint venture.

THIRTEEN WEEKS ENDED JUNE 27, 1999 (UNAUDITED) VS. THIRTEEN WEEKS ENDED JUNE 28, 1998 (UNAUDITED)

NET INCOME

For the thirteen weeks ended June 27, 1999, the Company's net loss was CDN ($2,084,000) compared to CDN ($506,000) for the corresponding period in 1998. Loss per share for the 1999 period was CDN ($1.20), compared to CDN ($0.32) in 1998. Included in the loss for the 1999 period is a provision of CDN $887,000 for retiring allowances for two former executives. The average number of shares outstanding increased from 1,557,000 in 1998 to 1,733,000 for the 1999 period after giving retroactive effect to a one for two stock split in 1999.

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

For the thirteen Canadian locations open throughout both periods, sales for the thirteen weeks ended June 27, 1999 totaled CDN $4,828,000 and were down 2.2% compared to the thirteen weeks ended June 28, 1998. Small same store sales increases that were recorded over the first nine weeks of the period were more than offset by large decreases in several large stores over the last four weeks of the period. The decreases in June/99 versus June/98 were not entirely unexpected as June /98 had seen an 11% increase over the prior year; an increase largely attributed to the Company's successful World Cup Soccer promotions last year. The same sales pattern was expected to continue through the month of July/99. Management also cautioned that a labour dispute at its only unionized location in Canada may negatively impact sales at that location in the third quarter of 1999.

For the six US locations open throughout both periods, sales for the 1999 period were US $2,962,000 and were 2.6% down from the 1998 period. U.S. same store sales followed the same trend as in Canada: small increases achieved over the first nine weeks of the period were negated by sales declines compared to June/98.

Sales at the Vancouver Rainforest Cafe came down from the levels achieved in the initial months of operation and stabilized at an acceptable level. Sales at the recently opened Toronto location have been in line with expectations. A third location, also in the Metro Toronto area, has opened after the end of the current period, and initial sales have met expectations.

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

LABOUR AND BENEFITS COSTS

Labour and benefits decreased marginally from 32.9% of sales in 1998 to 32.8% for the 1999 period. For stores open throughout both the 1999 period and the comparable period in 1998, labour decreased from 32.6% of sales to 31.4%. This decrease was driven by continued emphasis on cost management techniques at all locations. The disappointing sales at the new Philadelphia "twin" location led to unacceptably high labour rates at that location and brought the overall rate closer to the 1998 level.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales from 26.2% in 1998 to 27.1% for the 1999 period. The combination of low sales and high fixed occupancy costs at the new Philadelphia "twin" location have resulted in the increase in the overall rate.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 8.1% of sales for the 1999 period from 6.0% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, is the major driver of the cost increase. In dollar terms, depreciation and amortization increased to CDN $957,000 in 1999 from CDN $582,000 in 1998 as the company continues to open new locations.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased from 9.1% of sales in 1998 to 8.7% in the 1999 period. Scale economies are now being achieved as new restaurants are opened without commensurate increases in general and administrative costs. The Company believes this trend will continue and its long term general and administrative expense percentage will be brought down to under 7.0%.

RETIRING ALLOWANCES

As part of a restructuring of corporate office operations in the 1999 period, employment contracts with two executive officers of the Company were not renewed, and other corporate staff were terminated. CDN $887,000 was provided for retiring allowances and other costs related to the restructuring.

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

TWENTY SIX WEEKS ENDED JUNE 27, 1999 (UNAUDITED) VS. JUNE 28, 1998 (UNAUDITED)

NET INCOME

For the twenty six weeks ended June 27, 1999 the Company's net loss was CDN ($2,788,000) compared to a net loss of CDN ($944,000) for the corresponding period in 1998. Included in the loss for the 1999 period is a provision of CDN $887,000 for retiring allowances for two former executives. On a per share basis, the net loss for the 1999 period was CDN ($1.64) compared to CDN ($0.62) in 1998. There were a weighted average of 1,703,000 shares outstanding in 1999 compared to 1,540,00 in 1998, after giving retroactive effect to a one for two stock split.

SALES

Sales increased 27.0% during the twenty six weeks ended June 27, 1999 to CDN $24,080,000 from CDN $18,957,000 for the comparable period in 1998. The 1999 figure included sales for three new locations: Rainforest - Vancouver BC (opened June 12, 1998); Philadelphia PA (opened November 13, 1998); and Rainforest - Toronto (Scarborough) ON (opened February 4, 1999). The company disposed of its London, Ontario location, by way of a franchise agreement with two of its location managers, on September 28, 1998.

For the thirteen Canadian locations open throughout both periods, sales for the twenty-six weeks ended June 27, 1999 totaled CDN $9,613,000 and were down 0.1% compared to the corresponding period for 1998. As discussed in the Sales section of the thirteen week analysis, a decrease in June/99 sales compared to an exceptional June/98 offset what would have otherwise been a small same store sales increase.

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

LABOUR AND BENEFITS COSTS

Labour and benefits costs decreased from 33.1% of sales in 1998 to 32.5% for the twenty six weeks ended June 27, 1999.

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