Form 10-Q
period 2000-09-24
ELEPHANT & CASTLE GROUP INC
filed 2000-11-08
CIK 899849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 24, 2000
                               ----------------------------------------------

/   /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to _______________________

Commission file number    33-60612
                       ------------------------------------------------------

                           ELEPHANT & CASTLE GROUP INC.
             (Exact name of registrant as specified in its charter)

            BRITISH COLUMBIA                              NOT APPLICABLE
-----------------------------------------         -----------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

SUITE 1200, 1190 HORNBY STREET, VANCOUVER, BC, CANADA                 V6Z 2K5
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

(Issuer's telephone number)    (604) 684-6451
                            ---------------------------------------------------

-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   ( X ) Yes    (   ) No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    (   ) Yes   (   ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Shares at September 25, 2000:   2,594,605
-------------------------------------------------------------------------------

                        INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying consolidated balance sheet, statements of earnings, cash flows and shareholders' equity of Elephant & Castle Group Inc. and consolidated subsidiaries as of September 24, 2000, and for the thirteen week and thirty-nine week periods then ended. These financial statements are the responsibility of the Company's management.

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





Pannell Kerr Forster
Chartered Accountants
Vancouver, Canada
November 8, 2000

                            ELEPHANT & CASTLE GROUP INC.
                            CONSOLIDATED BALANCE SHEETS
                                 CANADIAN DOLLARS
                                   (UNAUDITED)

                                         September 24/00    September 26/99     December 26/99
ASSETS
Current
   Cash                                         951,000          1,160,000          1,014,000
   Accounts Receivable                          881,000            902,000            863,000
   Inventory                                    791,000            906,000          1,062,000
   Deposits & Prepaids                          243,000            402,000            419,000
   Pre-Opening Costs                             13,000            470,000            167,000
                                          --------------     --------------     --------------
                                              2,879,000          3,840,000          3,525,000

Fixed Assets                                 20,973,000         21,985,000         22,649,000
Goodwill                                      1,899,000          1,978,000          1,949,000
Deferred Income Taxes                         2,607,000                  0                  0
Other Assets                                  1,547,000          2,433,000          1,905,000
                                          --------------     --------------     --------------
                                             29,905,000         30,236,000         30,028,000
                                          --------------     --------------     --------------
                                          --------------     --------------     --------------

LIABILITIES
Current
   Accounts Payable                           6,938,000          8,093,000          7,443,000
   Current Portion of Long Term Debt             66,000             33,000             62,000
                                          --------------     --------------     --------------
                                              7,004,000          8,126,000          7,505,000

Long Term Debt                               15,701,000         18,399,000         15,730,000
                                          --------------     --------------     --------------
                                             22,705,000         26,525,000         23,235,000
                                          --------------     --------------     --------------

SHAREHOLDERS' EQUITY
Capital Stock                                15,969,000         13,956,000         13,955,000
Other Paid-In Capital                           250,000                  0                  0
Subscriptions Received                                0                  0          2,374,000
Currency Translation Adjustment                (486,000)          (874,000)          (618,000)
Retained Earnings                            (8,533,000)        (9,371,000)        (8,918,000)
                                          --------------     --------------     --------------
                                              7,200,000          3,711,000          6,793,000
                                          --------------     --------------     --------------
                                            $29,905,000        $30,236,000        $30,028,000
                                          --------------     --------------     --------------
                                          --------------     --------------     --------------


                         See notes to financial statements

                            ELEPHANT & CASTLE GROUP INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                 CANADIAN DOLLARS
                                   (UNAUDITED)


                                                     Thirteen Weeks Ended                   Thirty Nine Weeks Ended
                                                September 24,     September 26,           September 24,    September 26,
                                                   2000              1999                    2000             1999
SALES                                            $12,857,000       $13,555,000             $36,666,000      $37,635,000
                                                -------------     -------------           -------------    -------------

RESTAURANT EXPENSES
  Food and Beverage Costs                          3,702,000         3,881,000              10,668,000       10,779,000
  Restaurant operating expenses
    Labour                                         4,191,000         4,305,000              12,199,000       12,132,000
    Occupancy and other                            3,441,000         3,715,000              10,406,000       10,175,000
  Restaurant closing costs                                 0           250,000                       0          250,000
  Depreciation and Amortization                      677,000           924,000               2,165,000        2,797,000
                                                -------------     -------------           -------------    -------------
                                                  12,011,000        13,075,000              35,438,000       36,133,000
                                                -------------     -------------           -------------    -------------

INCOME FROM RESTAURANT OPERATIONS                    846,000           480,000               1,228,000        1,502,000

GENERAL AND ADMINISTRATIVE EXPENSES                  704,000           871,000               2,072,000        2,737,000
LEGAL SETTLEMENT                                           0           775,000                       0          775,000
RETIRING ALLOWANCES                                        0                 0                       0          887,000
INTEREST ON LONG TERM DEBT                           459,000           553,000               1,378,000        1,610,000
                                                -------------     -------------           -------------    -------------

LOSS BEFORE INCOME TAXES                            (317,000)       (1,719,000)             (2,222,000)      (4,507,000)

INCOME TAX (RECOVERY)                                (68,000)          125,000                (562,000)         125,000

NET LOSS FOR THE PERIOD                            ($249,000)      ($1,844,000)            ($1,660,000)     ($4,632,000)
                                                -------------     -------------           -------------    -------------



Average number of shares outstanding               2,595,000         1,773,000               2,627,000        1,726,000

Earnings per share                                    ($0.10)           ($1.04)                 ($0.63)          ($2.68)


                         See notes to financial statements

                            ELEPHANT & CASTLE GROUP INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 CANADIAN DOLLARS
                                   (UNAUDITED)


                                                           Thirteen Weeks Ended                  Thirty Nine Weeks Ended
                                                     September 24,      September 26,        September 24,       September 26,
                                                         2000               1999                 2000                 1999

OPERATING ACTIVITIES

NET INCOME (LOSS)                                       ($249,000)       ($1,844,000)         ($1,660,000)        ($4,632,000)
   Add: Items not involving cash                          586,000          1,595,000            1,878,000           3,813,000
                                                     -------------      -------------        -------------       -------------
                                                          337,000           (249,000)             218,000            (819,000)
                                                     -------------      -------------        -------------       -------------

CHANGES IN NON-CASH WORKING CAPITAL
      Accounts receivable                                 199,000           (165,000)             (18,000)           (345,000)
      Inventory                                            41,000            (38,000)             271,000             (98,000)
      Deposits and prepaid expenses                      (162,000)            84,000              176,000             115,000
      Accounts payable and accrued liabilities            109,000            462,000             (505,000)          2,162,000
                                                     -------------      -------------        -------------       -------------
                                                          187,000            343,000              (76,000)          1,834,000
                                                     -------------      -------------        -------------       -------------

                                                     -------------      -------------        -------------       -------------
                                                          524,000             94,000              142,000           1,015,000
                                                     -------------      -------------        -------------       -------------

INVESTING ACTIVITIES
   Acquisition of fixed assets                            (83,000)          (229,000)            (161,000)         (2,861,000)
   Acquisition of other assets, including pre-
           opening costs                                        0                  0              (19,000)           (443,000)
                                                     -------------      -------------        -------------       -------------
                                                          (83,000)          (229,000)            (180,000)         (3,304,000)
                                                     -------------      -------------        -------------       -------------

FINANCING ACTIVITIES
   Deferred finance charges                                     0                  0                    0            (436,000)
   Proceeds from long-term debt                            28,000                  0               53,000           1,899,000
   Repayment of long-term debt                            (17,000)           (50,000)             (78,000)           (482,000)
                                                     -------------      -------------        -------------       -------------
                                                           11,000            (50,000)             (25,000)            981,000
                                                     -------------      -------------        -------------       -------------

(DECREASE) IN CASH DURING PERIOD                          452,000           (185,000)             (63,000)         (1,308,000)

CASH AT BEGINNING OF PERIOD                               499,000          1,345,000            1,014,000           2,468,000
                                                     -------------      -------------        -------------       -------------

CASH AT END OF PERIOD                                    $951,000         $1,160,000             $951,000          $1,160,000
                                                     -------------      -------------        -------------       -------------


                         See notes to financial statements

                            ELEPHANT & CASTLE GROUP INC.
                         STATEMENT OF SHAREHOLDERS' EQUITY
                    THIRTY NINE WEEKS ENDED SEPTEMBER 24, 2000,
                YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998
                                 CANADIAN DOLLARS
                                   (UNAUDITED)


                                                                              Other       Retained       Currency        Total
                                                   Common Shares             Paid-in      Earnings     Translation   Shareholders'
                                               Number        Amount          Capital      (Deficit)       Account        Equity
Balance, December 31, 1997                   1,501,091    $11,228,023       $2,421,493   ($3,440,309)           $0    $10,209,207
  Issue of shares
    For interest                                 7,500         29,535                0             0             0         29,535
    For services                                   500          2,612                0             0             0          2,612
    On conversion of other paid-in capital     151,576      1,722,062       (1,633,080)      (88,982)            0              0
    Dividend on other paid-in capital                0              0           55,656       (55,656)            0              0
    Currency Translation Adjustment                  0              0                0             0    (1,050,733)    (1,050,733)
  Net loss                                           0              0                0      (929,605)            0       (929,605)

Balance, December 27, 1998                   1,660,667     12,982,232          844,069    (4,514,552)   (1,050,733)     8,261,016

  Issue of shares
    For interest                                16,250         97,500                                                      97,500
    On conversion of other paid-in capital      95,438        572,625         (536,888)      (35,737)                           0
    On conversion of long term debt                  0      2,373,750                                                   2,373,750
    Dividend on other paid-in capital                                           90,630       (90,630)                           0
    On settlement of legal matter               75,000        303,360                                                     303,360
  Currency Translation Adjustment                                                                          515,769        515,769
  On repayment of other paid-in capital                             0         (397,811)      (14,696)      (83,532)      (496,039)
  Net loss                                                                                (4,262,177)                  (4,262,177)

                                           ---------------------------    --------------------------------------------------------
Balance, December 26, 1999                   1,847,354     16,329,467                0    (8,917,792)     (618,496)     6,793,179
                                           ---------------------------    --------------------------------------------------------

 Retroactive application of change
     in Canadian GAAP (note 2)                                                             2,045,000                    2,045,000

  Issue of shares
    For services                                 4,500         18,000                                                      18,000
    On conversion of share subscriptions       791,250                                                                          0
  Surrender of shares                          (50,000)      (378,000)         249,554                                   (128,446)
  Currency Translation Adjustment                                                                          132,000        132,000
  Net loss                                                                                (1,660,000)                  (1,660,000)

                                           ---------------------------    --------------------------------------------------------
Balance, September 24, 2000                  2,593,104    $15,969,467         $249,554   ($8,532,792)    ($486,496)    $7,199,733
                                           ---------------------------    --------------------------------------------------------


                         See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                         NOTES TO FINANCIAL STATEMENTS
           THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999
                                  CANADIAN DOLLARS
                             (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

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

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 24, 2000 and September 26, 1999 and the consolidated results of operations, the consolidated statement of cash flow and shareholders' equity for the thirteen weeks then ended. The results of operations for the interim periods are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

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

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10K for the Year Ended December 26, 1999, as filed with the Securities and Exchange Commission):

                                               THIRTEEN WEEKS ENDED                 TWENTY SIX WEEKS ENDED
                                            SEPT. 24,        SEPT. 26,             SEPT. 24,         SEPT. 26,
                                              2000             1999                  2000              1999
           NET LOSS - CANADA                  ($249)           ($1,844)              ($1,660)          ($4,632)

           ADJUSTMENTS:

           AMORTIZATION OF LEASEHOLD
                IMPROVEMENT COSTS               (15)               (15)                  (45)              (45)
           PRE-OPENING COSTS                     18                239                   157               399
           DIVIDEND ON PAID-IN CAPITAL           (0)                (0)                   (0)               (0)
           RECOGNITION OF NON-CAPITAL
                LOSS CARRY FORWARDS               0                486                     0             1,283
                                             ------            -------               -------           -------

           NET LOSS - UNITED STATES           ($246)           ($1,134)              ($1,548)          ($2,995)
                                             ------            -------               -------           -------

           NET LOSS PER COMMON SHARE

           CANADA                            ($0.10)            ($1.04)               ($0.63)           ($2.68)

           UNITED STATES                     ($0.10)            ($0.64)               ($0.59)           ($1.74)

           AVERAGE NUMBER OF COMMON
             SHARES OUTSTANDING:          2,595,000          1,773,000             2,627,000         1,726,000

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

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     None

     REPORTS ON FORM 8-K

     None

                            ELEPHANT & CASTLE GROUP INC.
                                 QUARTERLY REPORT
             THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since its first restaurant was opened in 1976, the Company has focused its operations on single concept units of its brands, principally British style pub restaurants (its Core business). Recently the company has entered into two ventures (Canadian Rainforest restaurants and a "twin" restaurant concept at Franklin Mills Mall in Pennsylvania). Neither of these ventures have performed up to expectations and the Company is considering its options relating to such ventures. The unsatisfactory results from these two concepts are of sufficient magnitude to mask the underlying health of the Company's Core business. The following discussion and analysis includes, where appropriate, comments on the Core business, as well as discussion on the entire business.

                             RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 24, 2000 (UNAUDITED) VS. THIRTEEN WEEKS ENDED SEPTEMBER 26, 1999 (UNAUDITED)

NET INCOME

For the thirteen weeks ended September 24, 2000, the Company's net loss before income taxes was CDN $317,000 compared to CDN $1,719,000 for the corresponding period in 1999. Loss per share, before income tax recovery, for the current period was CDN ($0.12), compared to CDN ($0.97) in 1999. The 1999 loss included a provision of CDN $775,000 for settlement of a legal matter.

A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and Note 5 to the financial statements) reduced the Net Loss for the current period to CDN $249,000 (CDN ($0.10) per share). The 1999 period did include an income tax provision of CDN $125,000 for settlement of a tax dispute. The average number of shares outstanding, after giving effect to a March, 2000 one for two share consolidation, increased from 1,773,000 in 1999 to 2,595,000 for the current period. Per share amounts reflect the reverse split in both periods.

The Core business showed a small profit of CDN $93,000 in the current quarter compared to a loss in 1999 of CDN $1,439,000. The 1999 figure includes the legal settlement discussed above.

SALES

Overall sales decreased 5.2% during the thirteen weeks ended September 24, 2000 to CDN $12,857,000 from CDN $ 13,555,000 for the comparable period in 1999.

Sales for the core business were CDN $10,251,000, an increase of 2.7% over 1999. (Same store sales for the core business declined a marginal 0.3%.)

Rainforest sales decreased 24.2% (at the one store open more than 18 months, sales were down 13.9%).

Franklin Mills sales decreased 39.7%.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, increased marginally to 28.8% for the thirteen weeks ended September 24, 2000 compared to 28.6% for the thirteen weeks ended September 26, 1999, but were relatively improved from the 29.4% rate for the second quarter of 2000. Core business food and beverage costs increased marginally from 28.3% to 28.5%.

LABOUR AND BENEFITS COSTS

Labour and benefits increased from 31.8% of sales in 1999 to 32.6% for the current period. Much of the increase occurred in stores with sales declines as these stores attempted to maintain acceptable levels of customer service and not exacerbate the sales situation. Core business results showed a similar increase.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses decreased as a percentage of sales from 27.4% in 1999 to 26.8% for the current period. The Core business improved at an even greater rate, with the percentage dropping from 24.3% to 22.4%.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 5.3% of sales for the current period from 6.8% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, was lower in the current period than in the comparable period in 1999. In dollar terms, depreciation and amortization decreased to CDN $677,000 in 2000 from CDN $924,000 in 1999.

As a percentage of sales, the Core business has a lower overall rate. The rate was relatively stable at 4.3% in the current quarter compared to 4.4% in 1999.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased from 6.4% of sales in 1999 to 5.5% in the current period. Reductions to these costs made in late 1999 and earlier in the current year are having a positive impact. The Core business rate dropped from 9.6% to 7.1%.

INTEREST ON LONG TERM DEBT

In February, 1999, the Company completed a US $1,265,000 (CDN $1,898,000) convertible debenture financing with a group of private investors. The US $2,000,000 (CDN $3,000,000) bridge loan from GEIPPP II was rolled into convertible debentures on identical terms, to give a total of US $3,265,000 (CDN $4,898,000) new debentures. In December 1999, agreement was reached with the debenture holders to convert US $1,582,500 (CDN $2,440,000) of these debentures to common shares. As a result, interest expense for the current period decreased to CDN $459,000 from CDN $553,000 for the comparable period in 1999.

(LOSS) BEFORE TAXES

The Company reduced its loss before income taxes to CDN ($317,000) for the 2000 period from a loss of CDN ($1,719,000) for the 1999 period. The 1999 figure included CDN $775,000 in legal settlement costs and CDN $250,000 in restaurant closing costs. There were no similar costs in 2000. As discussed above, the Company realized positive impacts from lower non-occupancy operating costs, lower depreciation and amortization charges, reduced general and administrative expenses and decreased interest costs. Marginal increases in food and beverage costs and an increase in labour costs offset a portion of these improvements, but the net result was a significantly lower loss before taxes than in 1999.

The Core business was profitable during the quarter, realizing a pre-tax profit of CDN $132,000.

INCOME TAXES

Effective January 1, 2000, Generally Accepted Accounting Principles in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $68,000 in the thirteen weeks ended September 24, 2000. This had the effect of reducing the net loss to CDN $249,000. A future tax asset was not recognized in the comparable period of 1999. The 1999 period did, however, include a tax provision of CDN $125,000 for the settlement of an income tax dispute dating back to 1989. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000 (UNAUDITED) VS. THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1999 (UNAUDITED)

NET INCOME

For the thirty-nine weeks ended September 24, 2000, the Company's net loss before income taxes was CDN $2,222,000 compared to CDN $4,507,000 for the corresponding period in 1999. Loss per share, before income tax recovery, for the current period was CDN ($0.85), compared to CDN ($2.61) in 1999. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and Note 5 to the financial statements) reduced the Net Loss for the current period to CDN $1,660,000 (CDN ($0.63) per share). There was no recovery in the 1999 period. The 1999 period did include an income tax provision of CDN $125,000 for settlement of a tax dispute. The average number of shares outstanding, after giving effect to the one for two share consolidation, increased from 1,726,000 in 1999 to 2,627,000 for the current period.

The Core business incurred a pre-tax loss of CDN $(622,000) compared to CDN $(3,161,000) in 1999.

SALES

Overall sales decreased 2.6% during the thirty nine weeks ended September 24, 2000 to CDN $36,666,000 from CDN $37,635,000 for the comparable period in 1999.

Sales for the core business were CDN $29,457,000, an increase of 2.6% over 1999. (Same store sales for the core business declined 0.8%.)

Rainforest sales decreased 11.5% (at the one store open more than 18 months, sales were down 20.1%).

Franklin Mills sales decreased 43.0%.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, increased to 29.1% for the thirty-nine weeks ended September 24, 2000 compared to 28.6% for the thirty-nine weeks ended September 26, 1999. Core business rates increased by a slightly lower amount, from 28.5% to 28.9%.

LABOUR AND BENEFITS COSTS

Labour and benefits increased from 32.4% of sales in 1999 to 33.3% for the current period. Much of the increase occurred in stores with sales declines as these stores attempted to maintain acceptable levels of customer service and not exacerbate the sales situation. Core business rates increased similarly from 31.4% to 32.6%.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales from 27.0% in 1999 to 28.4% for the current period. Management's plan for 2000 included higher expenditures in advertising and promotion, particularly in the Rainforest locations. Approximately one half of the increase is related to these expenditures. Much of the balance is due to stable costs on declining revenues at several locations, particularly stores with fixed rental costs. Core business costs decreased as a percentage of sales from 24.6% in 1999 to 24.1% in 2000.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 5.9% of sales for the current period from 7.4% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, was lower in the current period than in the comparable period in 1999. In dollar terms, depreciation and amortization decreased to CDN $2,165,000 in 2000 from CDN $2,797,000 in 1999. Core business rates remained at 4.6% of sales.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased from 7.9% of sales in 1999 to 5.7% in the current period. Reductions to these costs made in late 1999 and early in the current period are having a positive impact and are expected to continue to do so. For the Core business, the decrease was from 9.7% to 7.3%.

INTEREST ON LONG TERM DEBT

In February, 1999, the Company completed a US $1,265,000 (CDN $1,898,000) convertible debenture financing with a group of private investors. The US $2,000,000 (CDN $3,000,000) bridge loan from GEIPPP II was rolled into convertible debentures on identical terms, to give a total of US $3,265,000 (CDN $4,898,000) new debentures. In December 1999, agreement was reached with the debenture holders to convert US $1,582,500 (CDN $2,440,000) of these debentures to common shares. As a result, interest expense for the current period decreased to CDN $1,378,000 from CDN $1,610,000 for the comparable period in 1999.

(LOSS) BEFORE TAXES

The Company incurred a loss before income taxes of CDN ($2,222,000) for the 2000 period compared to a loss of CDN ($4,507,000) for the 1999 period. The 1999 figure included CDN $250,000 in restaurant closing costs, CDN $775,000 for settlement of a legal case, and CDN $887,000 in retiring allowances. The 1999 loss excluding these items would have been CDN $2,595,000. As discussed above, the reduction in the loss for 2000 was due to the positive impacts of reduced depreciation and amortization charges, lower general and administrative expenses and decreased interest costs, partially offset by lower sales and higher cost percentages for product, labour and other operating costs. The Core business showed a loss before income taxes of CDN $(622,000) compared to CDN $(4,021,000) in 1999.

INCOME TAXES

Effective January 1, 2000, Generally Accepted Accounting Principles in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $562,000 in the thirty-nine weeks ended September 24, 2000. This had the effect of reducing the net loss to CDN $1,660,000. A future tax asset was not recognized in the comparable period of 1999. The 1999 period did, however, include a tax provision of CDN $125,000 for the settlement of an income tax dispute dating back to 1989. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

FINANCIAL CONDITION AND OTHER ITEMS

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has cash balances of nearly CDN $1.0 million. Aside from day to day operating requirements, its most immediate cash requirement is to provide capital to fund the construction of new locations. The Company's growth strategy, is to focus on strengthening the profitability of existing operations and leveraging the brands' strength through franchising and through corporate store growth to the extent deliverable from internally generated cash flow. The Company does not anticipate the need for additional external funding to meet its current plans and commitments.

MATERIAL UNCERTAINTIES

As stated above, the company entered into two ventures (Canadian Rainforest restaurants and a "twin" restaurant concept at Franklin Mills that attempted to serve two distinct concepts out of a common kitchen) that have not performed up to expectations. The Company is currently in discussions with certain landlords of these ventures with a view to minimising or eliminating losses at these locations. These discussions may result in substantial one time charges, which will be reported and expensed on the conclusion of affirmative agreements.

NASDAQ LISTING

The NASDAQ Stock Market has notified the Company that as the Company's share price was less than NASDAQ's $US 1.00 minimum bid requirement, the Company's Common Shares are subject to delisting from trading on the small cap market. NASDAQ further notified the Company that the US $1,000,000 minimum aggregate market value of publicly traded shares was not being met. Failure to remedy the initial deficiency by November 20, 2000 will result in delisting of the Company's shares from the NASDAQ small cap market. The Company expects to have its shares trading in the over the counter market NASD Bulletin Board in the near future.

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

THIRTEEN WEEKS ENDED SEPTEMBER 26, 1999 (UNAUDITED) VS. THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998 (UNAUDITED)

NET INCOME

For the thirteen weeks ended September 26, 1999, the Company's net loss was CDN ($1,844,000) compared to CDN ($147,000) for the corresponding period in 1998. Loss per share for the 1999 period was CDN ($1.04)*, compared to ($0.08*) in 1998 (*After giving retroactive effect to a one for two share consolidation approved in March, 2000). Included in the 1999 quarter were a CDN $775,000 provision for settlement of a legal dispute dating back to 1995; a provision of CDN $250,000 for the potential closure of a location where the lease has expired and the restaurant continues to operate on an informal month-to-month arrangement with the landlord; and a CDN $125,000 provision for settlement of a tax dispute previously carried as a contingent liability estimated at CDN $785,000 as at December, 1998. (see above.)

The 1999 net loss excluding the disappointing Franklin Mills location and the one-time items mentioned above was CDN ($102,000) or CDN ($0.06*) per share.

The average number of shares outstanding increased from 1,653,000* in 1998 to 1,773,000* for the 1999 period.

SALES

Sales increased 14.9% during the thirteen weeks ended September 26, 1999 to CDN $13,555,000 from CDN $11,797,000 for the comparable period in 1998. As discussed above, the 1999 figure includes sales for three new locations:
Franklin Mills PA (opened November 13, 1998); Rainforest -- Scarborough ON (opened February 4, 1999); and Rainforest -- Yorkdale ON (opened June 30,
1999). The Company disposed of its London

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

Sales at the Rainforest -- Sales at theme restaurants such as Rainforest are not considered to be "comparable" until after eighteen months of operation. None of the locations had yet reached that point of comparability. As discussed under "Site Developments" above, the Company was developing strategies and programs, including the hiring of an experienced marketing and promotions manager, in order to take advantage of the sales potential in the markets served by the restaurants.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, improved slightly to 28.6% for the thirteen weeks ended September 26, 1999, compared to 28.8% for the thirteen weeks ended September 27, 1998. The improvement was a continuation of a trend the Company has been experiencing for eleven consecutive quarters. Excluding Franklin Mills, the food and beverage percentage would have been even lower at 28.4%.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased from 32.0% of sales in 1998 to 31.8% in the 1999 period. The disappointing sales at the Franklin Mills location led to unacceptably high labour rates at that location and influenced the overall rate.

Excluding Franklin Mills, the labour and benefits rate would have been 30.4%, a 1.4% (of sales) improvement over the comparable period in 1998. The decrease was being driven by continued emphasis on cost management techniques at all locations.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales from 24.2% in 1998 to 26.6% in the 1999 period. Excluding Franklin Mills, the rate would have been 24.9%, representing an increase of 0.7% compared to the comparable period, attributable primarily to increased occupancy and utility costs at several locations.

RESTAURANT CLOSING COSTS

Included in the results for the thirteen weeks ended September 26, 1999 is a provision of CDN $250,000 for the costs of potential closure of an older Canadian mall-based restaurant. Although the restaurant continued to operate, the lease had expired and the operation was on a month-to-month basis and subject to closure on 30 days notice. There were no such costs in the comparable period of 1998.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 6.8% of sales for the 1999 period from 5.9% last year. Amortization of pre-opening costs for new restaurants, which is effected over the twelve months following opening, was the major driver of the cost increase. The combination of low sales and high development costs at Franklin Mills had a significant impact on the rate. Without Franklin Mills, the depreciation and amortization rate was 5.3% of sales.

INCOME FROM RESTAURANT OPERATIONS

As a result of the above factors, income from restaurant operations, as a percentage of sales, decreased from 9.1% for the thirteen weeks ended September 27, 1998 to 4.4% for the 1999 period. In dollars terms, the decrease was from CDN $1,074,000 to CDN $592,000.

The impact of Franklin Mills was disproportionate. Excluding Franklin Mills, and the one-time provision for potential closing costs of a Canadian location, income from restaurant operations improved to 11.0% of sales in the current period from 9.1% in the comparable period last year. In dollar terms, the improvement was CDN $353,000, from CDN $1,074,000 to CDN $1,427,000.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased from 8.3% of sales in 1998 to 7.3% in the 1999 period. Economies of scale are now being achieved as new restaurants are opened without commensurate increases in general and administrative costs. In dollar terms, general and administrative costs were basically unchanged from last year, despite higher legal costs incurred during the current period.

LEGAL SETTLEMENT

The Company has reached an agreement with Shilo Management Corporation to settle a legal dispute that arose in 1995. The cost of the settlement is CDN $775,000 and was included in the results for the thirteen weeks ended September 26, 1999.

INTEREST ON LONG TERM DEBT

Interest on long term debt rose to CDN $553,000 for the thirteen weeks ended September 26, 1999, compared to CDN $248,000 for the comparable period in 1998. The increase was attributable to interest on funds raised in late 1998 and early 1999 to finance the construction of the new Canadian Rainforest Cafe operations and the Franklin Mills twin E&C / Alamo location.

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

INCOME TAXES

The Company incurred a loss in the thirteen week period ended September 26, 1999 and therefore had no current tax liability. The Company also has loss carry-forwards that will reduce its effective tax rate in future periods. Included in the 1999 quarter is a provision of CDN $125,000 representing the Company's current estimate of the cost of settling a dispute that dates back to 1984. This dispute had been carried as a contingent liability, with an estimated possible cost of CDN $785,000 as at December 27, 1998. A portion of the dispute has been settled, and, subject to confirmation of certain facts by the taxing authorities, the Company believes the balance of the dispute will be resolved for the CDN $125,000 recorded in the 1999 period. Should a change to this estimate be necessary, it will be recorded at the time such determination is made.

THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1999 (UNAUDITED) VS. THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998 (UNAUDITED)

NET INCOME

For the thirty-nine weeks ended September 26, 1999, the Company's net loss was CDN ($4,632,000) compared to CDN ($1,091,000) for the corresponding period in 1998. Included in the loss for the current period are provisions of CDN $887,000 for retiring allowances for two former executives, CDN $775,000 for settlement of a legal dispute, CDN $250,000 for a potential restaurant closure, and CDN $125,000 for settlement of a tax dispute. Loss per share for the 1999 period was CDN ($2.68*), compared to ($0.70*) in 1998.

The 1999 net loss excluding these four one-time provisions was CDN ($2,595,000) or CDN ($1.50*) per share.

The average number of shares outstanding increased from 1,578000 in 1998 to 1,726,000 for the 1999 period.

SALES

Sales increased 22.4% during the thirty-nine weeks ended September 26, 1999 to CDN $37,635,000 from CDN $30,754,000 for the comparable period in 1998. The 1999 figure included sales for four new locations: Rainforest -- Vancouver BC (opened June 12, 1998); Franklin Mills PA (opened November 13,
1998); Rainforest -- Scarborough ON (opened February 4, 1999); and Rainforest -- Yorkdale ON (opened June 30, 1999). The Company disposed of its London ON location, by way of a franchise agreement with two of its location managers, on September 28, 1998.

For the thirteen Canadian E&C locations open throughout both periods, sales for the thirty-nine weeks September 26, 1999 totaled CDN $14,610,000 and were down 1.1% compared to the thirteen weeks ended September 27, 1998. A portion of the decrease was attributable to one location that was closed for a part of the 1999 period due to a labour dispute, subsequently resolved.

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

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, improved slightly to 28.6% for the thirty-nine weeks ended September 26, 1999, compared to 28.8% for the thirty-nine weeks ended September 27, 1998. The improvement was a continuation of a trend the Company had been experiencing since 1997. Excluding Franklin Mills, the food and beverage percentage would have been slightly lower at 28.5%.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased from 32.7% of sales in 1998 to 32.2% in the 1999 period. The disappointing sales at the Franklin Mills location led to unacceptably high labour rates at that location and influenced the overall rate.

Excluding Franklin Mills, the labour and benefits rate would have been 31.0%. The decrease is being driven by continued emphasis on cost management techniques at all locations.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales from 25.4% in 1998 to 26.4% in the 1999 period. Excluding Franklin Mills, the rate would have been 25.1%, representing a decrease of 0.3% compared to the comparable period.

RESTAURANT CLOSING COSTS

Included in the results for the thirty-nine weeks ended September 26, 1999 was a provision of CDN $250,000 for the costs of potential closure of an older Canadian mall-based restaurant. Although the restaurant continued to operate, the lease had expired and the operation was on a month-to-month basis and subject to closure on 30 days notice. There were no such costs in the comparable period of 1998.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 7.4% of sales for the 1999 period from 6.0% last year. Amortization of pre-opening costs for new restaurants, which is effected over the twelve months following opening, was the major driver of the cost increase. The combination of low sales and high development costs at Franklin Mills had a significant impact on the rate. Without Franklin Mills, the depreciation and amortization rate was 5.8% of sales.

INCOME FROM RESTAURANT OPERATIONS

As a result of the above factors, income from restaurant operations, as a percentage of sales, decreased from 7.1% for the thirty-nine weeks ended September 27, 1998 to 4.6% for the 1999 period. In dollars terms, the decrease was from CDN $2,180,000 to CDN $1,733,000.

The impact of Franklin Mills was disproportionate. Excluding Franklin Mills, and the provision for potential closing costs of a Canadian location, income from restaurant operations improved to 9.6% of sales in the 1999 period from 7.1% in the comparable period last year. In dollar terms, the improvement was CDN $1,242,000, from CDN $2,180,000 to CDN $3,422,000.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased from 8.5% of sales in 1998 to 7.9% in the 1999 period. Economies of scale are now being achieved as new restaurants are opened without commensurate increases in general and administrative costs.

LEGAL SETTLEMENT

The Company reached an agreement with Shilo Management Corporation to settle a legal dispute that arose in 1995. The cost of the settlement is CDN $775,000 and was included in the results for the thirty-nine weeks ended September 26, 1999.

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

INCOME TAXES

The Company incurred a loss in the thirty-nine week period ended September 26, 1999 and therefore has no tax liability. The Company also has loss carry-forwards that will reduce its effective tax rate in future periods. Included in the current period is a provision of CDN $125,000 representing the Company's current estimate of the cost of settling a dispute that dates back to 1984. This dispute had been carried as a contingent liability, with an estimated possible cost of CDN $785,000 as at December 27, 1998. A portion of the dispute has been settled, and, subject to confirmation of certain facts by the taxing authorities, the Company believes the balance of the dispute will be resolved for the CDN $125,000 recorded in the 1999 period. Should a change to this estimate be necessary, it will be recorded at the time such determination is made.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ELEPHANT & CASTLE GROUP INC.
-----------------------------------------------------------------------------
                                 (Registrant)


Date November 6, 2000                 /s/ Richard Bryant
     ----------------                 ---------------------------------------
                                      Richard Bryant, President & C.E.O.

Date November 6, 2000                 /s/ Daniel Debou
     ----------------                 ---------------------------------------
                                      Daniel DeBou, Chief Accounting Officer