Form 10-K
period 2000-12-31
ELEPHANT & CASTLE GROUP INC
filed 2001-03-30
CIK 899849

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                           COMMISSION FILE NO. 1-12134
                              CUSIP NO. 286199-20-3

                          ELEPHANT & CASTLE GROUP INC.
                         (NAME OF SMALL BUSINESS ISSUER)


Province of British Columbia                         Not Applicable
----------------------------                         --------------
(State or other                                      (IRS Employer Identifi-
jurisdiction of                                       cation Number)
incorporation)

1190 Hornby Street
Vancouver, B.C. CANADA                                V6Z 2K5
----------------------                                -------

(Address of principal execu-                         (Zip Code)
 tive offices)

Registrant's telephone number including area code: (604) 684-6451

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 13 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X NO
                          --    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Issuer's revenues during the fiscal year ended December 31, 2000: CDN $50,084,000 (converts at applicable exchange rates to U.S. $33,389,000).

Aggregate market value of voting stock held by non-affiliates of the Registrant as at March 15, 2001: U.S.$986,000 (CDN $1,479,000).

Number of shares outstanding of Issuer's Common Stock as of December 31, 2000:
2,594,604.

Securities registered pursuant to Section 12(b) of the Act:

         None.

Securities registered pursuant to Section 12(g) of the Act:


                                 OTCBB        NUMBER OF
      TITLE OF EACH CLASS        SYMBOL       SHARES OUTSTANDING
      -------------------        ------       ------------------

Common Stock, without par value  PUBSF        2,594,604 (a)


(a) Calculated as of March 15, 2001.

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

ITEM 1   DESCRIPTION OF BUSINESS

a.       GENERAL

         The Company owns and operates pub and casual dining restaurants in the United States and Canada and is actively engaged in restaurant franchising activities.

         As of the date of this report, the Company currently owns and operates a chain of 20 full-service casual dining restaurants and pubs, 14 of which are located in Canada and 6 of which are located in the United States.

         Seventeen of the Registrant's restaurants are operated under the name "Elephant & Castle", an English pub concept, five of which are in the United States. In addition to the owned and operated units, there are 3 Elephant & Castle franchises, including the first United States franchise, which opened in Grove City, Pennsylvania in January, 2000. One additional franchise agreement has been signed and one corporate location is under construction in Chicago, scheduled to open in April, 2001.

         The Company also owns and operates an "Alamo Grill" red meat steakhouse at the Mall of America, Bloomington, Minnesota. The Company intends to expand its chain of Alamo Grill steakhouse restaurants through franchising. The first Alamo Grill franchise was opened in January 2000 in Atlanta. Four additional franchise agreements have been signed.

         Previously the Company also entered into a joint venture with, and exclusive licensee of, Rainforest Cafe, Inc., now a wholly owned subsidiary of Landry's Seafood Restaurants Inc. (NYSE - LNY) for the development of Rainforest Cafe restaurants in Canada through a joint venture entity, Canadian Rainforest Restaurants Inc. ("CRRI"). CRRI opened three restaurants between June of 1998 and the summer of 1999, one in Vancouver, B.C. and two in Toronto, Ontario and additionally sub-franchised Rainforest Cafe to Canadian Niagara Hotels for the development of one Rainforest Cafe in Niagara, Ontario. CRRI signed a lease for the development of a Rainforest Cafe in The Forum, Montreal. After development difficulties and delays CRRI determined not to proceed with the Restaurant at the Forum. One of the Toronto restaurants was closed in January, 2001. The Company and Landry's are currently negotiating a restructuring of their agreements. The Company has acquired the Vancouver Metrotown restaurant and Landry's has acquired the Yorkdale restaurant and the Niagara sub-franchise agreement. All of these assets are held on behalf of the joint venture partners and are governed by an inter-creditor agreement.

         During the year 2000 and the first fiscal quarter of 2001, the company substantially reshaped its business activities by the foregoing development relating to its CRRI and the closure of the Franklin Mills, Pennsylvania "twin restaurant".

The closure of the Franklin Mills Mall location and the reorganisation of the Rainforest Restaurants resulted in significant losses for the Company in 2000. See "Financial Statements, Management's Discussion and Analysis".

However, in the opinion of management this refocusing allows the Company a solid base of profitable, cash-flow positive operations upon which it will seek to grow its business. Future growth will be dependent, in part, on the availability of capital. There is no assurance that adequate capital will be available to the Company.
(See "BUSINESS - FINANCINGS")

         2000 RESULTS OF OPERATIONS

         During 2000 the Company opened two franchised restaurants - an Elephant & Castle restaurant in Grove City PA and an Alamo Grill restaurant in Atlanta, GA - and signed agreements for four additional franchises.

         In 2000, the Company's sales were CDN $50,084,000 compared to CDN $50,104,000 for 1999. Sales increases in the Elephant & Castle restaurants were more than offset by significant declines in the sales of the Canadian Rainforest Cafe restaurants.

         During the fiscal year ended December 31, 2000, the Company incurred a net loss of CDN $11,816,000 compared to a net loss of CDN $4,262,000 for the corresponding period in 1999.

         The Company made provision for the closure of the `twin' restaurant in Franklin Mills, PA and the Rainforest Cafe in Scarborough, a suburb of Toronto, Ontario. These two items constituted $9,726,000 or 82 percent of the Company's $11,816,000 loss in 2000. Both closures occurred on January 7th, 2001.

In connection with the closure of the Franklin Mills location the Company reached agreement with its to terminate the lease in exchange for the surrender of substantially all of the assets at that locations, and the payment of up to fifteen months' rent. The Company made full provision for this disposal of assets, rent payments and other closing costs. These amounted to $4,787,000.

         Subsequent to the year-end and the closure of the Scarborough Rainforest Cafe restaurant, the Company and Landry's have been negotiating a restructuring of their agreements. The Company acquired the Vancouver Rainforest Cafe restaurant and Landry's acquired the remaining Toronto Rainforest Cafe restaurant and the Niagara sub-franchise agreement by action under their Security Agreements. All of these assets are held on behalf of the joint venture partners under an inter-creditor agreement. The Company made full provision against its investment in CRRI and its receivable from the joint venture company, resulting in a charge to earnings in 2000 of CDN$4,939,000.

         General and administrative expenses decreased from 6.8% of sales in 1999 to 5.8% of sales in 2000, partly as a result of administrative cost reduction steps taken during the year. Interest on long term debt decreased to CDN $1,874,000 in 2000 from CDN $2,056,000 in 1999 as a result of conversion of a portion of the Company's convertible debt.

FINANCINGS

         1995 GEIPPP II FINANCING. In December of 1995, the Company completed a major financing with a prominent U.S. private limited partnership money manager, General Electric Investment Private Placement Partners II ("GEIPPP II"). That financing ultimately added U.S. $1,000,000 (CDN $1,370,000) in equity before issue costs and U.S. $9,000,000 (CDN $13,500,000) in subordinated convertible notes to the Company's long term debt structure. In October, 1999 the Company granted a security interest to GEIPPP II over substantially all of its assets in exchange for a waiver of certain interest payments, waiver of existing defaults and a relaxation of certain financial covenants.

         U.S. $6,000,000 of the funds borrowed by the Company from GEIPPP II are now convertible by it, at its option, at U.S. $7.68 per share; and after the stock consolidation referred to below and U.S. $3,000,000 of such Notes are convertible at U.S. $10.00 per share. At the present time, GEIPPP II has the right through conversion privileges and warrant exercise rights to acquire approximately 58.8% of the Company's Common Shares, assuming exercise of all such rights and privileges.

         The Company and GEIPPP II have had discussions relating to the possibility that GEIPPP II may convert a significant portion of the principal amount of the GEIPPP II capital to notes, or certain accrued interests (amounting to US$ 360,000) as of a recent date, and reschedule the repayments of the remaining principal. There is no assurance that any such conversion will occur. Further there is no assurance that if it occurs the conversion will be on terms and conditions favorable to existing equity holders.

         Management believes it has a favorable relationship with GEIPPP II and is reasonably confident that the relationship will continue to be maintained on a basis that is consistent with the interests of the Company's equity holders. However any conversion by GEIPPP II is likely to be significantly dilutive to such holders. In the absence of conversion of a substantial portion of the GEIPPP II notes and accrued interest, the company may be unable to pay its debts as they become due and GEIPPP II would be in a position to enforce its security interest.

         DELPHI FINANCING. In February of 1999, the Company completed an additional private placement equity financing with a group of U.S. investors. The financing was arranged by Delphi Financial Corporation of Minneapolis Minnesota. In total the Company raised U.S. $3,265,000 (CDN $4,897,500) from the sale and issuance of additional Subordinated Convertible Notes (the "'99 Notes"). The '99 Notes have a five year term, bear interest at 8% per annum payable quarterly in arrears commencing on June 30, 1999, in cash or Common Shares, to the extent fully registered Common Shares of the Company are available, at the option of the Company. All of the '99 Notes unpaid and not converted by December 31, 2003 are immediately due and payable on such date, together with a 25% premium on the unpaid principal amount thereof. The terms of the `99 Notes were renegotiated in October, 1999 following which $1,582,000 of these `99 Notes were converted into common stock at $2 per share (after adjustment for the 1 for 2 stock consolidation) in exchange for the waiver of penalties associated with the delay in registration of the underlying securities and adjustment to the one year warrants to the terms noted below.

         The Company has a right for optional redemption of the remaining `99 Notes at 100% of par, plus accrued and unpaid interest, from time to time during the period that the `99 Notes are outstanding if the market price for the Company's Common Shares equals or exceeds 150% of the conversion price for fifteen (15) consecutive trading days, under certain circumstances. Each of the holders of the `99 Notes also received one year warrants, extended to three years, to purchase an equal number of Common Shares. The Warrants are exercisable at U.S. $4.00 per share (adjusted for the

1 for 2 stock consolidation) until 31st January, 2001 and at U.S. $6.00 (adjusted for the 1 for 2 stock consolidation) thereafter. GEIPPP II participated in the Delphi Financing, and purchased U.S. $2,000,000 additional of the 1999 Notes, U.S. $1,000,000 of which was subsequently converted into 500,000 Common Shares (adjusted for the 1 for 2 stock consolidation).

         STOCK CONSOLIDATION On March 23rd, 2000 the Company's shareholders approved a 1 for 2 stock consolidation in order to increase the opportunities for the Company's Common shares to retain the NASDAQ listing. This resulted in a reduction in the number of shares outstanding from 5,289,209 to 2,644,604.

RESTAURANTS IN OPERATION

         ELEPHANT & CASTLE. At the Elephant & Castle restaurants, the Company seeks to distinguish itself from competitive restaurants by its distinctive British style and Tudor decor, and by featuring a wide variety of menu items including a large number of English-style dishes. The Company's restaurants offer a broad menu at popular prices. The menu is regularly updated to keep up with current trends in customers' tastes. The average check per customer, including beverage, was approximately CDN $14.00 during 2000, a number which has more or less been stable since 1992. Although all of the Company's restaurants provide full liquor service, alcoholic beverages are primarily served to complement meals.

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

         HOTEL RESTAURANTS. The Company has agreements for the operation of restaurants in 5 hotel locations in Canada and the United States, including 2 Holiday Inn locations. The Winnipeg Delta,(formerly the Crowne Plaza Holiday
Inn) Elephant & Castle restaurant was opened on May 18, 1994. The Philadelphia Holiday Inn unit was opened on February 28, 1995, and the San Diego Holiday Inn was opened on July 1, 1996. The Boston, Massachusetts and Seattle, Washington sites both added in 1997 are in hotel locations other than Holiday Inn. The Company is currently constructing a hotel restaurant in Chicago and hopes to build additional hotel restaurant units at first-class hotels over the next several years. In the opinion of management, the three key ingredients in the selection of hotel based units are: (1) the control of occupancy costs; (2) the capacity to work synergistically with a hotel management seeking to divorce itself from direct involvement in food and beverage operations; and (3) the Company's ability to control the menu, kitchen and restaurant amenities.

         ALAMO GRILL. In October of 1996, the Company acquired all of the capital stock of Alamo Grill, Inc. ("Alamo"), a one unit restaurant business located at the Mall of America, Bloomington, Minnesota. The acquisition provided the Company with a "red meat" concept restaurant. The single unit Alamo has been operated successfully by the Company since its acquisition. The new "Alamo Grill" restaurants (Registrant may use such name or variants thereof) are casual steakhouse restaurants with a distinctive southwestern design and theme and may operate under the name "Alamo Grill" or "Alamo Steakhouse & Grill". They are intended to be franchise restaurants located primarily in U.S. hotels. The menu is positioned to deliver an average spend of U.S. $14-16 Dollars for food at dinner. Each restaurant is planned to be up to 6,500 square feet with up to a 240-seat capacity. See also Franchising.

         FRANCHISING. Management of the company believes that the Company's "brand" identification is a valuable asset. Three franchised locations of the Elephant & Castle brand are now open, one at the new international terminal at Vancouver International Airport, a second to a pair of former managers in London, Ontario and a third, opened in January, 2000, in Grove City, Pennsylvania. One additional franchise agreement has been signed for Harrisburgh, Pennsylvania, which is expected to open in the second half of 2001.
         In 1999 the Company signed an exclusive franchise agreement with Holiday Inn Hotels, whereby Holiday Inn Hotels and its franchises have the exclusive right to franchise the Alamo Grill brand in hotel locations in the United States. In consideration for this exclusivity, Holiday Inn Hotels has undertaken to promote the brand to its franchisees as the exclusively endorsed steakhouse restaurant. The first such franchise opened in a Holiday Inn hotel in College Park, near Atlanta, Georgia. Additional franchises have been signed for Sarasota, Florida; Evanston, Illinois; Colorado Springs, Colorado; and Anaheim, California.

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

         THE CANADIAN RAINFOREST RESTAURANT VENTURE. This activity has been substantially reorganized - see "Business Introduction". As of May 1, 1997, the Company signed agreements with Rainforest Cafe, Inc. ("RCI") relating to the Canadian Rainforest Joint Venture. The agreements provide for the establishment of a jointly-owned Canadian corporation, Canadian Rainforest Restaurants, Inc. ("CRRI").

         The Registrant simultaneously acquired from RCI an exclusive Area Development Agreement for U.S. $500,000 (CDN $685,000), U.S. $250,000 (CDN $343,000) paid in advance, and U.S. $50,000 (CDN $69,000) per annum thereafter until the balance is paid. The Area Development Agreement was assigned to CRRI, the joint venture company. Each restaurant built within the exclusive territory of Canada also entered into a license arrangement with RCI. The Rainforest Cafe restaurants, a trademark and trade name protected concept, provide patrons with a rainforest environment, which is both attractive and entertaining, and has been sought out by mall operators and others on favorable terms as a destination location.

         In 1999 an additional company, Yorkdale Rainforest Restaurant Inc. ("YRRI"), was formed for the development of one of the Rainforest Cafe restaurants. CRRI and RCI each had a 50% interest in the Common Stock of YRRI, giving the Registrant an effective 25% interest. The Registrant effectively controls YRRI, as to day to day operations, through its management service contract.

         The Company invested CDN $5.45 million, net, in the joint venture entity towards the creation of the first three Canadian Rainforest restaurants. The Company receives a management fee of 1.5% of sales from each licensed restaurant in addition to distributions it receives as a shareholder of CRRI.

         The Scarborough restaurant failed to sustain its initial sales levels and declined to below the point at which the restaurant was generating cash. The joint venture parties agreed to the closure of that restaurant, which was effected 7th January, 2001.

         Subsequent to the year-end and the closure of the Scarborough Rainforest Cafe restaurant, the Company and Landry's have been negotiating a restructuring of their agreements. The Company has acquired the Vancouver Metrotown restaurant and Landry's has acquired the Yorkdale restaurant and the Niagara sub-franchise agreement. All of these assets are held on behalf of the joint venture partners and are governed by an inter-creditor agreement. The Company made full provision against its investment in CRRI and its receivable from the joint venture company, resulting in a charge to earnings in 2000 of CDN$4,939,000.

         FRANKLIN MILLS "TWIN" RESTAURANT. In 1998 the Company opened a dual-brand "twin" restaurant in Franklin Mills, outside of Philadelphia, Pennsylvania. The E&C/Alamo was approximately 14,000 square feet and shared a common kitchen. The efficiencies of the dual-brand concept intended to be realized include facility and construction cost limitations, while presenting two distinct brand images to the public. This unit did not operate at satisfactory volume or profit levels.

         The Company reached agreement with its landlord in Franklin Mills to close the `twin' Elephant & Castle/Alamo Grill restaurant and to terminate the lease in exchange for the surrender of substantially all of the assets at that location, and the payment of up to fifteen months' rent. The Company made full provision for the disposal of assets, rent payments and other closing costs. These amounted to CDN $4,787,000.

         FUTURE COMPANY GROWTH. The Company's strategy for future growth of its Elephant & Castle and Alamo Grill concepts involves both franchising and development of company owned and operated locations. These will be predominantly hotel-based or in high traffic, urban centre locations. The Company's intention is to cluster restaurants in prime locations in chosen geographic regions. Key points for consideration include the need for consistency in use and revenues resulting therefrom. The Company's current cash position and cash flow from operations are insufficient to both fulfill its current debt repayment obligations and allow development of company owned units. The Company is currently in discussions with its principal creditor, GEIPPP II, for the rescheduling of its payments of principal and interest.

         ADDITIONAL INFORMATION

a.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         During each of the last three years, the Company considers that it has been substantially engaged in a single line of business - the ownership and operation of casual dining restaurants - and does not separately segment its financial results.

b.       NARRATIVE DESCRIPTION OF THE BUSINESS.

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


The Company conducts many local promotions and loyalty programs geared to the neighborhoods and markets the restaurants serve, and supports these with print and direct mail advertising. During fiscal 2000, the Company's expenditures for advertising and promotional activities were approximately 2% of its revenues.

         iii. STATUS OF NEW DEVELOPMENTS. The Company is constantly in the process of examining, evaluating and undertaking various new restaurant opportunities. Currently, in addition to the development of five restaurants under franchise agreements, the Company has one company-owned unit under construction in a Club Quarters hotel in Chicago, Illinois. This unit is expected to open in April 2001.

         iv) RELATIONSHIP WITH HOTEL OPERATORS. The Registrant's relationship with hotel operators is predicated on (i) shared investment in significant physical improvements to the facility at the onset of the occupancy; (ii) costs of occupancy measured by a percentage of the unit's revenues; (iii) adequate time to recruit and train a restaurant staff of Registrant's selection; and (iv) reliance upon restaurant operator's control of the physical environment and menu selections. In addition to its Holiday Inn locations in San Diego, California and Philadelphia, Pennsylvania, the Registrant currently operates hotel restaurants at the Delta Hotel (Winnipeg, Canada), Club Quarters Hotel (Boston, Massachusetts), WestCoast Grand Hotel on Fifth (Seattle, Washington) and Rosedale Hotel (Vancouver, Canada). Management considers its relationship with Hotel Operators currently to be satisfactory.

         v. COMPETITORS AND COMPETITIVE BUSINESS CONDITIONS. The restaurant and food service industry is highly competitive and fragmented. There are an uncountable number of restaurants and other food and beverage service operations that complete directly and indirectly with the Company. In addition, many restaurant chains have significantly greater financial resources and higher sales volumes than the Company. Restaurant revenues are affected by changing consumer tastes and discretionary spending priorities, local economic conditions, demographic trends, traffic patterns, the ability of business customers to deduct restaurant expenses, the increasing trend towards prohibition of smoking in restaurants and the type, number and location of competing restaurants. In addition, factors such as inflation and increased food, liquor, labor and other employee compensation costs can adversely affect profitability. The Company believes that its ability to compete effectively and successfully will depend on, among other things, management's ability to continue to offer quality food for moderate prices, management's ability to control labor costs, and ultimately on the executive determinations as to extensions of the brand (I.E., selection of sites for new locations and related strategies).

         vi. SUPPLIERS. Food products and related restaurant supplies are purchased both through home office purchasing programs and already at the restaurant level from specified food producers, independent wholesale food distributors and manufacturers. This process enables the Company to ensure quality companies. Management believes all essential food and beverage products are available from multiple sources in all of the locations it serves, and that it is not dependent on any one of a limited number of suppliers.

         vii. DEPENDENCE ON CUSTOMERS. Elephant & Castle appeals to a diverse customer base, including business and professional people who occupy offices in the vicinity of the restaurants, shoppers from the malls, downtown tourists, and others. The Company's locations and broad menu attract traffic from lunch through mid-afternoon, dinner and into the evening hours. Most all of the Company's restaurants are open seven days and evenings, each week. All items on the menu are available for take-out, although take-out customers account for less than 2% of total restaurant sales.

         viii. TRADEMARKS; LICENSES. The Company has registered "The Elephant & Castle Pub & Restaurant" with the Canadian Trademarks Office, and with the United States Patent and Trademark Office. The Company acquired "The Elephant & Castle" trademark in the United States. The Company agreed to pay U.S. $50,000 (CDN $75,000), plus a one-time fee of U.S. $5,000 (CDN $7,500) per location for the first ten locations for the mark. The Company regards its "Elephant & Castle" trademark as having substantial value and as being an important factor in the marketing of its restaurants. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks in its business.

         ix. GOVERNMENTAL LICENSES AND APPROVALS. The Company is subject to various rules, regulations and laws affecting its business. Each of the Company's restaurants is subject to licensing and regulations by a number of governmental authorities, including alcoholic beverage control and health, safety and fire agencies in the state, province or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could prevent or delay the development of a new restaurant in a new location. Management believes the Company is in compliance in all material respects with all relevant regulations. The Company has never experienced unusual difficulties or delays in obtaining the required licenses or approvals required to open a new restaurant.

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

         The Company's Elephant & Castle unit designs requires somewhat higher capital costs and furniture and fixtures investment to open a new restaurant than is typical in the industry. Landlord contributions defray a part or a substantial part of interior design and decor at a typical new restaurant. The Company believes that its design and decor features enhance the dining experience. Each restaurant typically features large, airy dining areas. Additionally, several offer patio seating, which adds substantially to seasonal capacity, revenues and profits. Table layouts are flexible, permitting re-arrangement of seating to accommodate large groups and effective utilization of maximum seating capacity.

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

         xiii. NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. As of December 31, 2000, the Company, including its Canadian Rainforest Cafe joint venture, employed approximately 1,000 persons on a full-time and part-time basis. 20 of such persons serve in administrative or executive capacities, approximately 80 serve as restaurant management personnel and the remainder are hourly workers in the Company's restaurant operations. The Company believes that its working conditions and compensation packages are competitive with those offered by its competitors. Management considers the Company's relations with its employees to be good, and its rate of employee turnover to be low in relation to industry standards. The Company has an agreement with the union which represented the former workers at the predecessor restaurant located at the Holiday Inn unit in Philadelphia which requires the Registrant to seek new hires first from among the pool of available union hiring hall personnel. The Company's service personnel at the San Diego Elephant & Castle unit and Rosie's on Robson are unionized.

         The Company has sought to attract and retain high-quality, knowledgeable restaurant management and staff. Each restaurant is managed by one general manager, and from one to three assistant managers depending on volume. Most restaurants, again depending on volume, also have one kitchen manager and one to three assistant kitchen managers. On average, general managers have about five years' experience with the Company. The Company also employs three regional managers and may be required to add additional supervisory people as the chain expands. As the Company adds new restaurants, its future success may depend in part on its ability to continue to attract and train capable additional managers. The Company also anticipates that the opening of additional restaurants including at hotel sites in the United States will require a commensurate increase in employees. The Company does not expect a proportionate increase in the number of corporate or administrative personnel. Restaurant managers, many of whom have moved up through the ranks, are required to complete a training program during which they are instructed in areas including food quality and preparations, customer service, alcohol service, liquor liability avoidance and employee relations. The Company believes its training programs for managers and other employees are comparable to the training provided for managers and other employees at substantially larger restaurant chains. Restaurant managers are also provided with operations manuals relating to food and beverage standards and other expectations of restaurant operations. Management has made a conscious commitment to provide customer service of the highest standards. In addition to evaluations made by the customers, the Company uses a "designated customer" quality control program to independently monitor service and operations. "Designated customers" are independent people who test the standards of food, beverage and service as customers of the restaurant without the knowledge of management or staff. Done on a periodic basis, their findings are reported to corporate management. Efficient, attentive and friendly service is integral to the Company's overall concept. Any new employee at all functional levels is closely supervised after his or her on-the-job training. Management regularly solicits employee suggestions concerning operations, and endeavors to be responsive to legitimate employee concerns.

         The Company believes its commitment to employee morale is also critical to its long-term success. The Company has compiled a favorable record of employee retention. The average tenure of the current restaurant general managers in the Elephant & Castle chain is five years. The Company considers the quality of its employee interaction with customers to be an important element of its business strategy.

ITEM 2   PROPERTIES

         The Company currently operates 10 mall based restaurants. All of such facilities are leased properties. The following table provides opening date, square footage and indoor seating capacity information with respect to each of the mall based restaurants currently in operation:

                                                                   INDOOR
CITY               MALL             OPENING DATE   SQUARE FEET     SEATING(a)
----               ----             ------------   -----------     ----------

Ottawa, Ont.      Rideau Center     Mar. 1983      7,119           280
West Edm., Alb.   West Edmonton     Jul. 1988      6,500           245
Edmonton, Alb.    Eaton Center      Sep. 1988      5,939           225
Victoria, B.C.    Eaton Center      Jun. 1989      5,640           225
Bellingham, WA    Bellis Fair       May  1990      5,200           220
Saskatoon, Sask.  Midtown Plaza     Oct. 1990      5,815           225
Calgary, Alb.     Eaton Center      Dec. 1990      5,851           225
Surrey, B.C.      Guildford Town    May  1992      4,835           200
Bloomington, MN   Mall of America   Oct. 1996      6,750           280
Vancouver, BC     Metrotown         Jun. 1998     18,000           340


(a) Outdoor/patio seating is available at a number of the locations, and not included herein.

         All of the restaurants are located on leased sites. The Company owns the furnishings, fixtures and equipment in each of its mall based restaurants. Existing restaurant leases have expirations ranging from 2001 through 2017 (including existing renewal options). The Company does not anticipate any difficulties renewing its existing leases as they expire. Mall leases typically provide for fixed rent plus payment of certain escalations and operating expenses, against a percentage at restaurant sales.

         The Company's hotel restaurant leases are more typically focused on a percentage of restaurant sales, against a minimum base rental. Thus, while the Company's aggregate annual minimum rent continues to increase, such rent per facility and per square foot controlled by the Company is typically declining.

         The Company's facilities at Hotels and other non-mall locations are occupied on the following basis:


HOTEL LOCATIONS     OPENING DATE     SQUARE FT.     INDOOR SEATING
---------------     ------------     ----------     --------------

Winnipeg            May 1994         4,300          180
Philadelphia        February 1995    7,900          310
Vancouver           August, 1995     5,500          200
San Diego           July 1996        7,500          300
Seattle             August, 1997     7,600          230


Boston              November, 1997   9,500          200


OTHER NON-MALL LOCATIONS
------------------------
BCIT
 (Burnaby,B.C.)     September, 1995  4,500          300
Toronto
 King Street        October, 1996    9,200          330
Edmonton            November, 1997   5,600          180
Toronto
 Yonge Street       December, 1999   3,200          160

         The following table sets forth, for all restaurants by location, the earliest expiration date of the leases and the minimum annual rent:


                                    EARLIEST
LOCATION                         EXPIRATION DATE   MINIMUM ANNUAL RENT
--------                         ---------------   -------------------

Edmonton Eaton Center                  2001                109,000
Minneapolis, Mall of America           2002                344,000
BCIT, Burnaby, B.C.                    2003                105,000
West Edmonton Mall                     2003                130,000
Ottawa Rideau Center                   2003                165,000
Victoria Eaton Center                  2004                169,000
Winnipeg, Delta Hotel                  2004                 60,000
Saskatoon Midtown Plaza                2005                200,000
Bellingham Bellis Fair                 2005                152,000
Vancouver, Rosedale Hotel              2005                 60,000
Philadelphia, Holiday Inn              2005                150,000
Calgary Eaton Center                   2005                117,000
San Diego, Holiday Inn                 2006                 90,000
Surrey, Guildford                      2007                156,000
Boston, Club Quarters                  2007                 90,000


                                    EARLIEST
LOCATION                         EXPIRATION DATE   MINIMUM ANNUAL RENT
--------                         ---------------   -------------------


Toronto, Yonge Street                  2008                 110,000
Toronto, King Street                   2011                 109,000
Edmonton, Whyte Ave                    2012                  95,000
Seattle, WestCoast Grand               2012                  84,000
Vancouver, Metrotown                   2013                 585,000

         TOTAL:                                      CDN $3,080,000

ITEM 3   LEGAL PROCEEDINGS

         From time to time lawsuits are filed against the Company in the ordinary course of business. The Company is not currently a party to any litigation which would, if adversely determined, have a material adverse effect on the Company or its business and is not aware of any such threatened litigation.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         STOCK CONSOLIDATION The shareholders approved a proposal to consolidate the shares on a 1 for 2 basis at an Extraordinary General Meeting held on March 23, 2000, and trading commenced on this basis on 27th March, 2000. As a result of this proposal the number of authorised Common shares was reduced from 20,000,000 to 10,000,000 and the number of Common shares in issue was reduced from 5,289,209 to 2,644,604 at that date.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock was traded on NASDAQ - small cap market from June 29, 1993 until it lost that listing on March 22, 2000 as a result of having failed to maintain a minimum bid price of $1.00. The company continues to be listed on the Pacific Exchange (ECG) and on the OTCBB (PUBSF).

         The range of high and low sales prices for the Common Stock from January 1, 1999, to the end of 2000 has been:

                           High      Low

First Quarter of 1999:    $2.125   $1.594
Second Quarter of 1999:   $2.25    $1.50
Third Quarter of 1999:    $1.625   $0.688
Fourth Quarter of 1999:   $0.594   $1.156

First Quarter of 2000:    $2.437   $1.437
Second Quarter of 2000:   $2.135   $0.969
Third Quarter of 2000:    $1.313   $0.313
Fourth Quarter of 2000:   $0.656   $0.070

         The approximate number of record holders of the Company's common stock as of January 2001 is 528.

         The shareholders approved a proposal to consolidate the shares on a 1 for 2 basis at an Extraordinary General Meeting held on March 23, 2000. All figures in the table above have been adjusted to reflect this consolidation.

ITEM 6   SELECTED FINANCIAL DATA


                              2000           1999          1998             1997         1996
                              ----           ----          ----             ----         ----
Sales                    $    50,084    $    50,104    $    42,630    $    34,231    $    29,284
 Income from
 Restaurant
 Operations                   (7,621)         2,844          3,770          1,883          1,587
Earnings
 before
 Interest and Taxes          (10,504)        (2,196)           156           (912)          (840)
Net Income                   (11,816)        (4,262)          (930)        (1,416)        (1,174)
Total Assets                  19,650         30,028         30,797         24,621         16,767
Shareholder's  Equity         (2,938)         6,793          8,621         10,209          7,928
Long Term
 Debt                    $    16,182    $    15,792    $    16,605    $    10,279    $     5,337
Average
 Shares
 Outstanding(A)            2,619,000      1,756,000      1,598,000      1,474,000      1,342,000
Earnings Per  Share(a)   $     (4.51)   $     (2.43)   $     (0.58)   $     (0.96)   $     (0.88)

(a) Adjusted for the Company's 1 for 2 stock consolidation on March 23, 2000.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FIFTY THREE WEEKS ENDED DECEMBER 31, 2000 VS. FIFTY TWO WEEKS ENDED DECEMBER 26, 1999

         Since its first restaurant was opened in 1976, the Company has focused its operations on single concept units of its brand, principally British style pub restaurants (its Core business). Recently the company entered into two ventures (Canadian Rainforest Restaurants and a "twin" restaurant concept in Franklin Mills Mall in Pennsylvania). Neither of these ventures performed up to expectations and full provision for the write-down of both investments has been made. The unsatisfactory results from these two ventures are of sufficient magnitude to mask the underlying health of the Company's Core business. The following discussion and analysis include, where appropriate, comments on the Core business, as well as discussion on the entire business.

NET INCOME

         For the fifty three weeks ended December 31, 2000, the Company's net loss was CDN ($11,816,000) compared to CDN ($4,262,000) for the fifty two week period in 1999. Loss per share for the current period was CDN ($4.51) compared to ($2.43) in 1999. The average number of shares outstanding increased from 1,756,000 in 1999 to 2,619,000 for the current year.

         Included in the year 2000 losses are costs relating to the closure of the Franklin Mills `twin' restaurant (CDN$4,787,000) and provision for the write-down of the Company's investment in the Canadian Rainforest Cafe restaurants joint venture (CDN$4,939,000). The prior year's results include costs associated with the resolution of certain disputes and corporate restructuring (CDN$1,892,000).

         The 2000 net income excluding the operating loss of the Franklin Mills and Canadian Rainforest restaurant ventures and the one-time items mentioned above was CDN $49,000 or CDN $0.02 per share.

SALES

         Sales remained static during the fifty three weeks ended December 31, 2000 at CDN $50,084,000 from CDN $50,104,000 in 1999.

         For the twelve Canadian E&C locations open throughout both periods, sales for the fifty three weeks December 31, 2000 totaled CDN $19,903,000 and were up 4.4% compared to the fifty two weeks ended December 26, 1999. Approximately 1.7% of the increase was due to the fifty-third week, with the remaining 2.7% reflecting a strong sales trend in the majority of the Canadian stores.

         For the six US locations, excluding Franklin Mills, open throughout both periods, sales for the 2000 period were US $12,565,000 and were down 0.7% compared to the prior year. Weaker than expected sales at the Minneapolis and Philadelphia locations offset solid gains at the other locations.

         The Company's share of sales for the three Rainforest Cafe restaurants were $7,861,000, compared with $8,929,000 for 1999. The increase in the number of trading weeks at both the Scarborough and Yorkdale restaurants was more than offset by the decline in sales at all three locations.

FOOD AND BEVERAGE COSTS

         Overall, food and beverage costs, as a percentage of sales, increased marginally to 29.0% for the fifty three weeks ended December 31, 2000, compared to 28.8% for the fifty two weeks ended December 26, 1999. Excluding the Rainforest and Franklin Mills locations, the food and beverage percentage would have been 28.7%, compared to 28.6% on the same basis a year ago.

LABOUR AND BENEFITS COSTS

         Labour and benefits increased from 32.0% of sales in 1999 to 33.1% in the current period. The disappointing sales at the Franklin Mills location led to unacceptably high labour rates at that location and influenced the overall rate.

         Excluding Rainforest and Franklin Mills, the labour and benefits rate would have been 32.2%, a 1.5% increase over the comparable period in 1999. The increase was being driven by two locations that saw significant deterioration in their labour percentages. Steps have been taken, including replacement of restaurant management, to remedy these situations.

OCCUPANCY AND OTHER OPERATING COSTS

         Occupancy and other operating expenses increased as a percentage of sales from 25.5% in 1999 to 28.0% in the current period. Excluding Rainforest and Franklin Mills, the rate would have been 23.4%, compared to 22.0% in 1999.

RESTAURANT CLOSING COSTS

         Included in the 2000 results is a provision of CDN $9,726,000 to reflect the costs associated with the closure of the `twin' restaurant in Franklin Mills, PA, and the restructuring of the Canadian Rainforest Cafe restaurants joint venture.

         The Company reached agreement with its landlord in Franklin Mills to close the `twin' Elephant & Castle/Alamo Grill restaurant and to terminate the lease in exchange for the surrender of substantially all of the assets at that locations, and the payment of up to fifteen months' rent. The Company made full provision for the disposal of assets, and the cost of lease and employee terminations. These amounted to $4,787,000.

         Subsequent to the year-end and the closure of the Scarborough Rainforest Cafe restaurant, the Company and Landry's have been engaged in the negotiation of a restructuring of the joint venture. The Company made full provision against its investment in CRRI and its receivable from the joint venture company, resulting in a charge to earnings in 2000 of CDN $4,939,000.

         Included in the results for 1999 was a provision of CDN $250,000 for the costs of closure of an older Canadian mall-based restaurant.

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization costs decreased to 5.7% of sales for the current period from 7.6% last year. Amortization of pre-opening costs for new restaurants, which is effected over the twelve months following opening, was the major driver of the 1999 rate. The combination of low sales and high development costs at Rainforest and Franklin Mills had a significant impact on the rate. Without Rainforest and Franklin Mills, the depreciation and amortization rate was 4.3% of sales.

INCOME FROM RESTAURANT OPERATIONS

         As a result of the above factors, particularly the Restaurant Closing Costs and unsatisfactory results from Rainforest and Franklin Mills, the Company incurred a loss from restaurant operations of CDN $(7,621,000) for 2000. This compared to income of CDN $2,844,000 in 1999.

         The impact of Rainforest and Franklin Mills was disproportionate. Excluding the results from these locations, and the one-time provision for closing costs, income from restaurant operations for the fifty-three weeks ended December 31, 2000 was CDN $4,567,000 compared to CDN $5,085,000 in 1999. The 1999 figure included a $CDN 250,000 provision for closing costs of an unprofitable Canadian location, plus the operating results from that location.

GENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs decreased from 6.8% of sales in 1999 to 5.8% in the current period. In dollar terms, general and administrative costs decreased from CDN $3,398,000 for 1999 to CDN $2,893,000 for 2000.

INTEREST ON LONG TERM DEBT

         Interest on long term debt was CDN $1,874,000 for the fifty three weeks ended December 31, 2000, compared to CDN $2,056,000 for the comparable period in 1999. The decrease is attributable to the conversion of $1,265,000 of convertible debt into equity early in 2000.

(LOSS) BEFORE TAXES

         The Company incurred a loss before income taxes of CDN ($12,378,000) for 2000 compared to a loss of CDN ($4,252,000) for 1999. As discussed above, the Company experienced a negative impact from its Franklin Mills location and the Canadian Rainforest Restaurants joint venture. The losses at these locations and the CDN $9,726,000 in one-time costs related to closure of the Franklin Mills location and write-down of the investment in CRRI resulted in the increased loss for the year.

INCOME TAXES

         The Company incurred a loss in the fifty three week period ended December 31, 2000 and therefore has no current tax liability. The Company also has loss carry-forwards that will reduce its effective tax rate in future periods. Included in 1999 is a provision of CDN $125,000 representing the Company's current estimate of the cost of settling a dispute that dates back to 1984.

NET INCOME

         For the fifty three weeks ended December 31, 2000, the Company's net loss was CDN ($11,816,000) compared to CDN ($4,262,000) for the corresponding period in 1999. Loss per share for the current period was CDN ($4.51), compared to ($2.43) in 1999. The average number of shares outstanding increased from 1,756,000 in 1999 to 2,619,000 for the current year (after giving effect to the 1 for 2 share consolidation).

         Included in the 1999 year are certain costs associated with the resolution of certain disputes and corporate restructuring.

         The 2000 net income, excluding the operating losses at the Rainforest and Franklin Mills locations, the closing costs related to Rainforest and Franklin Mills and the one-time items mentioned above was CDN $49,000 or CDN $0.02 per share, compared to a loss of CDN ($872,000) in 1999 (CDN ($1.36) per share) when calculated on the same basis.

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

LABOUR AND BENEFITS COSTS

         Labour and benefits decreased from 32.3% of sales in 1998 to

32.0% in the 1999 period. The disappointing sales at the Franklin Mills location led to unacceptably high labour rates at that location and influenced the overall rate.

         Excluding Franklin Mills, the labour and benefits rate would have been 30.8%, a 1.5% (of sales) improvement over the comparable period in 1998. The decrease is being driven by continued emphasis on cost management techniques at all locations.

OCCUPANCY AND OTHER OPERATING COSTS

         Occupancy and other operating expenses increased as a percentage of sales from 24.8% in 1998 to 25.5% in the 1999 period. Excluding Franklin Mills, the rate would have been 24.0%, representing an improvement of 0.8% compared to 1998.

RESTAURANT CLOSING COSTS

         Included in the results for 1999 is a provision of CDN $250,000 for the costs of closure (scheduled for March 25, 2000) of an older Canadian mall-based restaurant. There were no such costs in the comparable period of 1998.

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization costs increased to 7.6% of sales for the 1999 period from 5.9% in 1998. Amortization of pre-opening costs for new restaurants, which is effected over the twelve months following opening, is the major driver of the cost increase. The combination of low sales and high development costs at Franklin Mills had a significant impact on the rate. Without Franklin Mills, the depreciation and amortization rate was 5.6% of sales.

INCOME FROM RESTAURANT OPERATIONS

         As a result of the above factors, income from restaurant operations, as a percentage of sales, decreased from 8.8% for the fifty two weeks ended December 27, 1998 to 5.7% for the 1999 period. In dollars terms, the decrease was from CDN $3,770,000 to CDN $2,844,000.

         The impact of Franklin Mills was disproportionate. Excluding Franklin Mills, and the one-time provision for potential closing costs of a Canadian location, income from restaurant operations improved to 10.5% of sales in the 1999 period from 8.8% in the comparable period of 1998. In dollar terms, the improvement was CDN $1,232,000, from CDN $3,770,000 to CDN $5,002,000.

GENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs decreased from 8.5% of sales in 1998 to 6.8% in the 1999 period. Economies of scale are now being achieved as new restaurants are opened without commensurate increases in general and administrative costs. In dollar terms, general and administrative costs were down slightly from 1998, despite higher legal costs incurred during 1999.

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

INCOME TAXES

         The Company incurred a loss in the fifty two week period ended December 26, 1999 and therefore has no current tax liability. The Company also has loss carry-forwards that will reduce its effective tax rate in future periods. Included in 1999 is a provision of CDN

$125,000 representing the Company's current estimate of the cost of settling a dispute that dates back to 1984. This dispute had been carried as a contingent liability, with an estimated possible cost of CDN $785,000 as at December 27, 1998. A portion of the dispute has been settled, and, subject to confirmation of certain facts by the taxing authorities, the Company believes the balance of the dispute will be resolved for the CDN $125,000 recorded in the 1999 period. Should a change to this estimate be necessary, it will be recorded at the time such determination is made. A deferred income tax recovery of CDN $125,000 related to timing differences in a joint venture has also been recorded in the 1999 period.


FINANCIAL CONDITION AND OTHER ITEMS

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently has cash balances slightly in excess of CDN $1.7 million. Aside from day to day operating requirements, its most immediate cash requirements are to pay the construction costs of its new Chicago restaurant. Funds on hand, plus cash flow from operations and landlord contributions will be sufficient to satisfy these current requirements. The Company's growth strategy, as discussed on page two of this report, is to focus on strengthening the profitability of existing operations and leveraging the brands' strength through franchising and through corporate store growth to the extent deliverable from internally generated cash flow.

The Company is currently in negotiations with its principal lender, GEIPPP II. These negotiations are intended to restructure the existing debt plus US$360,000 of current interest payments to permit a repayment schedule, which allows for corporate store growth, and other possible expansions of the Company's business activities. In the absence of a negotiated restructuring, there is no certainty that the Company will be able to meet the current interest and principal payments as they fall due. The first installment of principal, US$1,125,000, is due on 30th November, 2001.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CDN AND U.S. GAAP)

         The Company prepares its financial statements in accordance with CDN GAAP. (The reader is referred to Note 18 of the Consolidated Financial Statements for the year ended December 31, 2000 for additional explanation.) The Financial statements, if prepared in accordance with U.S. GAAP would have differed as follows:

         Net loss for the year ended December 31, 2000 would be decreased by CDN $106,000 comprised of pre-opening costs that would have been expensed in 1999 under U.S. GAAP, offset by amortization expense resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvements. The impact of this adjustment would be to decrease the net loss per share from CDN ($4.51) under CDN GAAP to CDN ($4.46) under U.S. GAAP.

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


         Shareholders' Equity at December 31, 2000 under U.S. GAAP would have been improved to CDN ($2,303,000) compared to CDN ($2,963,000) under CDN GAAP

         Shareholders' Equity at December 26, 1999 under U.S. GAAP would have been CDN $7,325,000 compared to CDN $6,793,000 under CDN GAAP, due to the cumulative effect of reconciliation adjustments.

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

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.  Not applicable.

                                    PART III

ITEM 10  The information required by PART III will be
ITEM 11  incorporated by reference from Registrant's
ITEM 12  definitive proxy statement or definitive
ITEM 13 information statement, provided such definitive proxy statement or definitive information statement is filed not later than 120 days after the end of the fiscal year covered by the Form 10-K, or by an amendment to the Form 10-K, not later than the end of such 120 day period.

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

(Registrant)  Elephant & Castle Group Inc.

By       /s/ RICHARD BRYANT
         -----------------------------------------------------------------------
         RICHARD BRYANT, PRESIDENT, CHIEF EXECUTIVE OFFICER/DIRECTOR

Date     MARCH 29, 2001
         -----------------------------------------------------------------------


By       /s/ DANIEL DEBOU
         -----------------------------------------------------------------------
         DANIEL DEBOU, CHIEF ACCOUNTING OFFICER

Date     MARCH 29, 2001
         -----------------------------------------------------------------------

         In accordance with the Exchange Act, this report has been additionally signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By       /s/ JEFFREY BARNETT
         -----------------------------------------------------------------------
         JEFFREY BARNETT, DIRECTOR

Date     MARCH 29, 2001
         -----------------------------------------------------------------------


By       /s/ COLIN STACEY
         -----------------------------------------------------------------------
         COLIN  J. STACEY, DIRECTOR

Date     MARCH 29, 2001
         -----------------------------------------------------------------------


By       /s/ GEORGE PITMAN
         -----------------------------------------------------------------------
         GEORGE W. PITMAN, DIRECTOR

Date     MARCH 29, 2001
         -----------------------------------------------------------------------


By       /s/ DAVID WIEDERECHT
         -----------------------------------------------------------------------
         DAVID WIEDERECHT, DIRECTOR

Date     MARCH 29, 2001
         -----------------------------------------------------------------------


By       /s/ ANTHONY MARIANI
         -----------------------------------------------------------------------
         ANTHONY MARIANI, DIRECTOR

Date     MARCH 29, 2001
         -----------------------------------------------------------------------

By       /s/ DAVID MATHESON
         -----------------------------------------------------------------------
         DAVID MATHESON, DIRECTOR

Date     MARCH 29, 2001
         -----------------------------------------------------------------------

                                INDEX TO EXHIBITS


EXHIBITS


3.1      Certificate of Incorporation and                                *
         Certificate of Name Change of
         Registrant

3.2      Articles of Association of Registrant                           *

3.3      Certificate of Amalgamation, dated                              *
         May 1, 1990, The Elephant and Castle
         Canada Inc.

3.4      Resolution to increase the authorized                           ******
         share capital of Registrant

3.5      Amendment to Articles of Association of                         *******
         Registrant, dated March 23, 2000

3.6      Memorandum of Agreement dated October 19,
         1999 between the Company and a shareholder
         group relative to governance of the Corporation                 *******

4.1      Form of certificate evidencing shares                           *
         of Common Stock

4.2      Form of Underwriter's Warrant Agreement                         *
         between Registrant and the Underwriter

4.3      Form of Subordinated Convertible Note
         issued in Delphi Financing                                      *****

4.4      Form of Noteholders Warrant issued in
         Delphi Financing                                                *****

4.5      Form of amended Noteholder Warrant issued                       *******
         on renegotiation of Delphi Financing

4.6      Form of certificate evidencing shares of                        *******
         Common Stock, amended March 27, 2000

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

10.7     Restaurant Lease Agreement with Holiday Inns                    **
         of Canada, Ltd., relating to Holiday Inn Crowne
         Plaza at Winnipeg, Manitoba.

10.8     Restaurant Lease Agreement relating to Holiday
         Inn,     Philadelphia, Pennsylvania                             ***

10.9     Abstract of Restaurant Lease relating to Holiday
         Inn, San Diego Lease                                            ****

10.10    Revised Lease Abstract of Restaurant Lease
         relating to Canadian Rainforest Restaurants,
         Inc. (Yorkdale)                                                 *****

10.11    Revised Lease Abstract of Restaurant Lease
         relating to Canadian Rainforest Restaurants,
         Inc.(Montreal)                                                  *****

10.12    Revised Lease Abstract of Canadian Rainforest
         Restaurants, Inc.(Burnaby, B.C.)                                *****

10.13    Lease Abstract of Elephant & Castle Group, Inc.
         (Edmonton)                                                      *****

10.14    Lease Abstract of Canadian Rainforest
         Restaurants, Inc., (Scarborough, Ont.)                          *******

10.15    Lease Abstract of Elephant & Castle Group, Inc.
         (Franklin Mills, Pennsylvania)                                  *******

10.16    Abstract of Canadian Niagara Hotels sub-franchise               *******

10.17    Abstract of Holiday Inns Hotels Exclusivity
         Agreement re: franchise facilities                              *******

10.18    Form of Franchise Agreement for Alamo Grill                     *******



10.19    Form of Franchise Agreement for Elephant & Castle               *******

10.20    Lease Abstract of Elephant & Castle Group, Inc.
        (Chicago, Illinois)                                              *******

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

         ---------------------
X        Filed herewith.

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

***      Filed with Registrant's 10-K SB for the Fiscal Year Ended December 31,
         1994.

****     Filed with Registrant's 10-KSB A-1 for Fiscal Year Ended
         December 31, 1996

*****    Filed with Registrant's 10-K for Fiscal Year Ended
         December 27, 1998

******   Filed with Registrant's 8-K dated December 8, 1999

*******  Filed with Registrant's 10-K dated December 27, 1999

ELEPHANT & CASTLE GROUP INC.


CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(CANADIAN DOLLARS)






         INDEX                                                        PAGE
         -----                                                        ----

         MANAGEMENT REPORT                                              1

         INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS               2

         CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                    3

         Consolidated Statements of Operations                          4

         Consolidated Statements of Shareholders' Equity (Deficit)      5

         Consolidated Statements of Cash Flows                          6

         Notes to Consolidated Financial Statements                  7-21

MANAGEMENT REPORT

Management is responsible for preparing the Company's financial statements and the other information that appears in this annual report. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of operations in conformity with Canadian generally accepted accounting principles. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements and that assets are adequately safeguarded.

Panell Kerr Forster audits the Company's financial statements in accordance with auditing standards generally accepted in the United States of America and provides an objective, independent review of the Company's internal controls and the fairness of its reported financial condition and results of operations.

Elephant and Castle Group Inc's Board of Directors has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.






"Richard Bryant"

President and Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF ELEPHANT & CASTLE GROUP INC.

We have audited the consolidated balance sheets of Elephant & Castle Group Inc. as at December 31, 2000 and December 26, 1999 and the consolidated statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Elephant & Castle Group Inc. as at December 31, 2000 and December 26, 1999 and the results of its operations and its cash flows for the three years in the period ended December 31, 2000 in accordance with generally accepted accounting principles in Canada applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States of America and are discussed in Note 15 to the consolidated financial statements.

In the United States of America, reporting standards for auditors require the addition of an explanatory paragraph (included following the opinion paragraph) when the financial statements are affected by the Company's ability to continue as a going concern. Our report to the shareholders dated March 23, 2001 is also expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.

"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
March 23, 2001

                    COMMENTS BY AUDITORS FOR CANADIAN READERS
                        ON CANADA - US REPORTING CONFLICT

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has a working capital deficiency and has sustained operating losses for the past three years. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

"Pannell Kerr Forster"

Chartered Accountants

Vancouver, British Columbia
March 23, 2001

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)


------------------------------------------------------------------------------------------
                                                               DECEMBER 31,   DECEMBER 26,
                                                                   2000           1999
------------------------------------------------------------------------------------------
ASSETS (note 6)

CURRENT
  Cash and term deposits                                      $      1,725    $      1,014
  Accounts receivable (note 13(c))                                     670             863
  Inventory                                                            507           1,062
  Deposits and prepaid expenses                                        368             419
  Pre-opening costs                                                      0             167
------------------------------------------------------------------------------------------
                                                                     3,270           3,525
FIXED (note 3)                                                      10,907          22,649
GOODWILL                                                             1,882           1,949
FUTURE INCOME TAX BENEFITS (note 12)                                 2,722             115
OTHER (note 4)                                                         984           1,790
------------------------------------------------------------------------------------------
                                                              $     19,765    $     30,028
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
LIABILITIES
CURRENT
  Accounts payable and accrued liabilities (note 5)           $      6,546    $      7,443
  Current portion of long-term debt (note 6)                         1,739              62
------------------------------------------------------------------------------------------
                                                                     8,285           7,505
LONG-TERM DEBT (note 6)                                             14,443          15,730
------------------------------------------------------------------------------------------
                                                                    22,728          23,235
------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT)

CAPITAL STOCK (note 7)
  Authorized
                10,000,000    Common shares without par value
  Issued
                 2,594,604 (1999 - 1,847,354) Common shares         15,966           3,955
OTHER PAID-IN CAPITAL (note 7(a))                                      356               0
SUBSCRIPTIONS RECEIVED                                                   0           2,374
CURRENCY TRANSLATION ADJUSTMENT                                       (596)           (618)
DEFICIT                                                            (18,689)         (8,918)
------------------------------------------------------------------------------------------
                                                                    (2,963)          6,793
------------------------------------------------------------------------------------------
                                                              $     19,765    $     30,028
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Contingencies and Commitments (notes 9 and 10)

Approved on behalf of the Board:

"R. Bryant"                                     "C. Stacey"
 ............................. Director .............................. Director
 R. Bryant                                       C. Stacey


See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT LOSS PER SHARE)


------------------------------------------------------------------------------------------
                                                    2000           1999           1998
------------------------------------------------------------------------------------------
SALES                                           $    50,084    $    50,104    $    42,630
------------------------------------------------------------------------------------------

RESTAURANT EXPENSES
  Food and beverage                                  14,523         14,418         11,990
  Operating
      Labour                                         16,587         16,026         13,764
      Occupancy and other                            14,020         12,760         10,581
  Restaurant closing costs (note 11)                  9,726            250              0
  Depreciation and amortization                       2,849          3,806          2,525
------------------------------------------------------------------------------------------
                                                     57,705         47,260         38,860
------------------------------------------------------------------------------------------
INCOME (LOSS) FROM RESTAURANT OPERATIONS             (7,621)         2,844          3,770
------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES                   2,883          3,398          3,614
RETIRING ALLOWANCES AND OTHER COSTS (note 11)             0            867              0
LEGAL SETTLEMENT                                          0            775              0
INTEREST ON LONG-TERM DEBT                            1,874          2,056          1,085
------------------------------------------------------------------------------------------
                                                      4,757          7,096          4,699
------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                            (12,378)        (4,252)          (929)
INCOME TAXES (note 9)                                     0           (125)             0
FUTURE INCOME TAX BENEFIT (note 12)                     562            115              0
------------------------------------------------------------------------------------------
NET LOSS FOR YEAR                               $   (11,816)   $    (4,262)   $      (929)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
NET LOSS PER COMMON SHARE                       $     (4.51)   $     (2.43)   $     (0.58)
------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     2,619,000      1,756,000      1,598,000
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)



----------------------------------------------------------------------------------------------------
                                                              2000           1999           1998
----------------------------------------------------------------------------------------------------
NUMBER OF COMMON SHARES ISSUED
  Beginning balance                                         1,847,354      1,660,667      1,501,092
  Issue of shares
    For interest (notes 6 and 13(d))                                0         16,250          7,500
    For settlement of legal matter                                  0         75,000              0
    For services                                                6,000              0            500
    On conversion of long-term debt                           791,250              0              0
    Cancellations of shares                                   (50,000)             0              0
    On conversion of other paid-in capital (note 7(a))              0         95,437        151,575
----------------------------------------------------------------------------------------------------

ENDING BALANCE                                              2,594,604      1,847,354      1,660,667
----------------------------------------------------------------------------------------------------
COMMON SHARES ISSUED
  Beginning balance                                       $    13,955    $    12,982    $    11,228
  Issue of shares
    For interest (note 6)                                           0             98             29
    For settlement of legal matter                                  0            303              0
    For services                                                   15              0              3
    Conversion of long-term debt                                2,374              0              0
    On conversion of other paid-in capital (note 7(a))              0            572          1,722
    Cancellation of shares                                       (378)             0              0
----------------------------------------------------------------------------------------------------
  Ending balance                                               15,966         13,955         12,982
----------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
  Beginning balance                                                 0            844          2,421
  Paid-in capital converted into shares                           106           (844)        (1,577)
  On cancellation of shares                                       250              0              0
----------------------------------------------------------------------------------------------------
  Ending balance                                                  356              0            844
----------------------------------------------------------------------------------------------------
SUBSCRIPTIONS RECEIVED
  Beginning balance                                             2,374              0              0
  Amount reserved to issue shares                                   0          2,374              0
  Shares issued                                                (2,374)             0              0
----------------------------------------------------------------------------------------------------
  Ending balance                                                    0          2,374              0
----------------------------------------------------------------------------------------------------
CURRENCY TRANSLATION ADJUSTMENT
  Beginning balance                                              (618)        (1,051)             0
  Deferred gain (loss) incurred during year                        22            433         (1,051)
----------------------------------------------------------------------------------------------------
  Ending balance                                                 (596)          (618)        (1,051)
----------------------------------------------------------------------------------------------------
DEFICIT
  Beginning balance                                            (8,918)        (4,514)        (3,440)
  Adjustment to reflect adoption of liability method of
    accounting for future income tax assets (note 12)           2,045              0              0
  Dividends paid on other paid-in capital                           0           (142)          (145)
  Net loss                                                    (11,816)        (4,262)          (929)
----------------------------------------------------------------------------------------------------
  Ending balance                                              (18,689)        (8,918)        (4,514)
----------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                      $    (2,963)   $     6,793    $     8,261
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)



-------------------------------------------------------------------------------------
                                                      2000        1999       1998
-------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net loss                                         $(11,816)   $ (4,262)   $   (929)
  Operating items not using cash                     12,886       5,023       2,502
-------------------------------------------------------------------------------------

OPERATING CASH FLOW                                   1,070         761       1,573
-------------------------------------------------------------------------------------

CHANGES IN NON-CASH WORKING CAPITAL
  Accounts receivable                                   193        (306)        115
  Inventory                                             555        (254)       (125)
  Deposits and prepaid expenses                          51          98         140
  Accounts payable and accrued liabilities             (898)      1,512       1,645
-------------------------------------------------------------------------------------

                                                        (99)      1,050       1,775
-------------------------------------------------------------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                   971       1,811       3,348
-------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of fixed assets                          (215)     (3,857)     (8,682)
  Acquisition of other assets                             0        (546)     (1,326)
  Acquisition of trademark                               (8)          0         (17)
-------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                      (223)     (4,403)    (10,025)
-------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Deferred finance charges                                0        (364)       (108)
  Proceeds from long-term debt                           29       1,847       5,740
  Repayment of long-term debt                           (66)       (345)       (584)
-------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (37)      1,138       5,048
-------------------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                                711      (1,454)     (1,629)
CASH AND TERM DEPOSITS, BEGINNING OF YEAR             1,014       2,468       4,097
-------------------------------------------------------------------------------------

CASH AND TERM DEPOSITS, END OF YEAR                $  1,725    $  1,014    $  2,468
-------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for
    Interest                                       $  1,007    $    820    $    723
    Income taxes                                   $      0    $      0    $      0
-------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)

------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         These financial statements include the accounts of Elephant & Castle Group Inc. ("the Company") and its wholly-owned subsidiaries. All significant inter-company balances and transactions are eliminated.

         (a) The Elephant and Castle Canada Inc. ("the Canadian subsidiary") which owns and operates English style restaurants across Canada under the name "The Elephant & Castle Restaurant and Pub";

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

         Also included in these financial statements are the Company's proportionate shares of revenues and expenses from its interest in a joint venture established to develop and operate rainforest theme restaurants in Canada. The 1999 and 1998 financial statements of the Company included its proportionate share of assets, liabilities and restaurant revenues and expenses. Effective December 31, 2000 the Company has written off its entire investment in the joint venture (see notes 10 and 11).

         During 2000, the Company incurred a net loss of $11,816 (1999 - $4,262; 1998 - $929) and at December 31, 2000 had a working capital deficiency (an excess of current liabilities over current assets) of $5,015, including $1,739 of long-term debt due within one year. Management has undertaken three initiatives for the Company to continue as a going concern. These initiatives are in recognition that for the Company to continue as a going concern it must generate sufficient cash flow to cover its obligations and expenses. In addition, management believes these initiatives can provide the Company with a solid base for profitable operations, positive cash flows and reasonable growth.

         These initiatives are:

         (a) The closure of its unsuccessful restaurant located at Franklin Mills, PA (2000 operating loss at this location was $1,234). The one time charge to earnings in 2000 was $4,787 (note 11).

         (b) The write-off of its entire investment in its rainforest restaurants joint venture (2000 operating loss was $905) and closed the money losing Scarborough, ON location. The one time charge to earnings in 2000 was $4,939. Included in this initiative is a release from any future commitments to develop additional rainforest restaurants (notes 10(b) and 11).

         (c) The initiation of discussions with its principal lender, General Electric Investments Private Placement Partners II, ("GEIPPP II") to restructure a portion of its convertible debentures. (Debt due within one year totals $1,688).

                  Management is unable to predict the results of its discussions at this time. Should management be unsuccessful in its initiative to restructure debt with GEIPPP II the Company's ability to continue as a going concern is uncertain.

                  These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)
------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION (Continued)

         These consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles and all figures are in Canadian dollars unless otherwise stated. Canadian generally accepted accounting principles differ in certain respects from accounting principles generally accepted in the United States of America. The significant differences and the approximate related effect on the consolidated financial statements are set forth in Note 15.

         Certain comparative figures have been restated to conform to current presentation.

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)
------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         (g)      Income taxes

                  Income taxes are calculated using the liability method of tax accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate future income tax assets or liabilities. Future income tax assets or liabilities are calculated using tax rates anticipated to apply in the periods that the temporary differences are expected to reverse. A valuation allowance is provided to reduce the asset to the net amount management estimates to be reasonable to carry as a future income tax asset (note 12).

         (h)      Foreign currency translation

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

         (i)      Net loss per share

                  Net loss per share computations are based on the weighted average number of common shares outstanding during the year. There is no dilutive effect on net loss per share in 2000, 1999 or 1998 after the assumed exercise of stock options or warrants or conversion of convertible debentures.

         (j)      Use of estimates

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)



3.       FIXED ASSETS

         --------------------------------------------------

                                                   2000
                                                Accumulated
                                               Depreciation
                                                     and
                                          Cost  Amortization   Net
         ----------------------------------------------------------
         Leasehold improvements         $14,165   $ 6,338   $ 7,827
         Furniture and fixtures           7,753     5,306     2,447
         China, glassware and cutlery       439         0       439
         Computer equipment                 422       228       194
         ----------------------------------------------------------
                                        $22,779   $11,872   $10,907
         ----------------------------------------------------------
         ----------------------------------------------------------



         -----------------------------------------------------------------
                                                     1999
                                                  Accumulated
                                                  Depreciation
                                                      and
                                            Cost   Amortization     Net
         -----------------------------------------------------------------
         Leasehold improvements           $23,253     $ 6,463     $16,790
         Furniture and fixtures             9,906       5,067       4,839
         China, glassware and cutlery         539           0         539
         Computer equipment                   735         254         481
         -----------------------------------------------------------------
                                          $34,433     $11,784     $22,649
         -----------------------------------------------------------------
         -----------------------------------------------------------------


4.       OTHER ASSETS



                                                      2000       1999
         --------------------------------------------------------------
         Deferred finance costs                       $  544     $  701
         Rainforest Restaurant development rights          0        440
         Deferred franchise costs                        228        228
         Trademark                                       131        123
         Other                                            81        298
         --------------------------------------------------------------
                                                      $  984     $1,790
         --------------------------------------------------------------
         --------------------------------------------------------------

5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


          ----------------------------------------------------------------
                                                         2000       1999
          ----------------------------------------------------------------
          Trade payables                                $1,348     $2,168
          Accrued salaries, wages and related taxes      1,302        893
          Closing costs and legal settlement               953        400
          Occupancy and other operating expenses           716      1,335
          Debt redemption and other interest costs         724        495
          Other payables                                   693        777
          Sales taxes                                      361        311
          Prepaid supplier rebates                         250        250
          Retiring allowances                              199        639
          Construction costs                                 0        175
          ----------------------------------------------------------------
                                                        $6,546     $7,443
          ----------------------------------------------------------------
          ----------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)



6.       LONG-TERM DEBT


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    2000                1999
-----------------------------------------------------------------------------------------------------------------------------------


         General Electric Investment Private Placement Partners II ("GEIPPPII)",  a limited partnership,  $9,000 U.S.  ($13,500  CDN.)  convertible  subordinated  debentures, interest only at 5% per annum to November  997, 6% per annum to November  1998, 7%
         per  annum  to  November  999 and 8% per  annum  thereafter,  repayable  in  equal semi-annual  instalments  of  one  eighth  of  the  principal  amount  outstanding commencing  November 2001. In  consideration  for the below market interest rates,
         the  agreement  provides for the issuance to the lender of 35,274 common shares in             $13,500            $13,140
         each of 1996  and 1997 and  7,500  common  shares  in each of 1998 and  1999.  The lender  may  exercise  its  conversion  privilege  at any time on the basis of one share for each $7.68 U.S. of principal.  A Security  Agreement  granting  security over  substantially  all of the company's  assets was entered into with the lender in 1999.

         Convertible  subordinated  notes issued  February 1999 $3,265 U.S.  ($4,897 CDN.), due  December  31,  2003,  interest at 8% per annum  payable  quarterly in cash or common  shares  commencing  June 30,  1999.  Notes  unpaid  and not  converted  by
         December  31,  2003 are  immediately  due and  payable  with a 25%  premium on the unpaid  principal.  The terms were renegotiated in October 1999 and $1,583 U.S. of
         the notes  were  converted  into  791,250  common  shares at $2 U.S.  per share in               2,524              2,457
         exchange for waiver of penalties  and extension of one year warrants to three year warrants (see note 7(e) below). The Company may, if the market price of its common shares equals  or exceeds 150% of  the conversion  price  for fifteen  consecutive trading days, redeem  the remaining  notes at 100% of par  plus accrued and unpaid interest.  GEIPPPII participated in the  above financing by purchasing $2,000 U.S.
         of which $1,000 U.S. was subsequently converted into 500,000 common shares, included in the above

         Capital  lease  obligations  repayable  over terms  ranging  from 36 to 60 months,                 158                171
         interest rates average 13%

         Camdev  Properties  Inc.  -  repayable  in  monthly  instalments  of $3  including
         interest  at 13%,  due  August 1, 2000,  secured by a charge on certain  leasehold                   0                 24
         improvements
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         16,182             15,792
         Less:  Current portion                                                                           1,739                 62
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        $14,443            $15,730
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
------------------------------------------------------------------------------


6.       LONG-TERM DEBT (Continued)

         Long-term debt principal repayments due in each of the next five years are as follows:

------------------------------------------------------------------------------

          2001                                                        $1,739
          2002                                                         3,441
          2003                                                         5,934
          2004                                                         3,389
          2005                                                         1,689
------------------------------------------------------------------------------

                                                                     $16,192
------------------------------------------------------------------------------


7.       CAPITAL STOCK

          (a) In July 1997, the Company issued $2,000 U.S. ($2,740 CDN.) of 6% convertible subordinated debentures recorded as "other paid-in capital". As at December 27, 1998 $616 U.S. ($844 CDN.) remained outstanding. During 1999, 95,437 shares were issued to convert $386 U.S. ($597 CDN.) and the remainder were redeemed for cash.

                    In December 1999 the Company reached an agreement with the holders of its 8% notes whereby $1,583 U.S. ($2,374 CDN.) is to be converted into 791,250 shares. These shares were issued in January 2000. The conversion rate on the remaining $1,683 remains unchanged at $4 U.S. per share.

          (b)       Stock option plans have been adopted as follows:

                    (i) The 1993 Founders' option plan set aside 50,000 common shares. Options on the entire 50,000 shares have been granted at $13.20 U.S. ($19.80 CDN.). These options become exercisable on the 5th through 9th anniversary date of granting. 21,875 of these options were cancelled through December 31, 2000.

                    (ii) The 1993 employee option plan set aside 50,000 common shares. Options have been granted for approximately 45,000 shares. All options expire on the 5th anniversary date of the grant. 8,916 of the options have been exercised through December 31, 2000 and 36,084 of the options were cancelled through December 31, 2000.

                    (iii) The 1997 employee option plan set aside 200,000 common shares. Options have been granted for 139,000 shares. All options expire on the 5th anniversary date of the grant. None have been exercised through December 31, 2000 and 40,000 of the options were cancelled through December 31, 2000.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
------------------------------------------------------------------------------


7.       CAPITAL STOCK (Continued)

                  (iv) The 1993 directors' option plan set aside 10,000 common shares. All have been granted, 7,500 cancelled and none have been exercised through December 31, 2000.

                  There are 297,125 (including the 162,500 options in (c) below) options outstanding at December 31, 2000 exercisable at various prices detailed in note 16(e).

         (c) During 1998, options for 472,500 common shares were granted to five key executives, four of whom commenced employment with the Company in 1997. None have been exercised and 310,000 of these options were cancelled through December 31, 2000.

         (d) During 1994, 31,750 shares were issued to a director at $9.50 U.S. per share. At December 31, 2000, $300 U.S. ($411 CDN.) of these proceeds were unpaid. The amount unpaid was charged to shareholders' equity in the 1994 fiscal year.

         (e) At December 31, 2000, warrants to purchase common shares were outstanding as follows:


                  -----------------------------------------------------------
                                            Exercise
                  Expiry Date                 Price                    Number
                  -----------------------------------------------------------
                  2001                       $ 16.32 U.S.               3,062
                  2002                        $ 9.82 U.S.             488,798
                  2002                        $ 7.68 U.S.             351,562
                  2003               $ 4.00 - $ 6.00 U.S.             816,250
                  -----------------------------------------------------------

                                                                    1,659,672
                  -----------------------------------------------------------

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

         (f) Shareholders approved a special resolution on March 23, 2000 to consolidate the Company's authorized and issued capital stock on a one for two basis. All numbers of shares, options and warrants reported in these financial statements are on a post-consolidated basis.

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------


8.       FINANCIAL INSTRUMENTS (Continued)

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

9.       CONTINGENCY

         In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ontario Ministry of Revenue regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The reassessment has been under appeal since 1989. A portion of the dispute was settled in the Company's favour and a tax provision of $125 has been made for the estimated remainder of the dispute. Including interest accrued retroactively since 1984, the total amount disputed at December 31, 2000 approximates $240.

10.      COMMITMENTS

         (a) The subsidiaries are committed to leases on their restaurant locations extending into the 2014 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:


                  --------------------------------------------------------
                  2001                                             $ 3,618
                  2002                                               3,371
                  2003                                               3,142
                  2004                                               2,901
                  2005                                               2,306
                  2006 to 2014 inclusive                            11,641
                  --------------------------------------------------------

                                                                   $26,979
                  --------------------------------------------------------

                  Each of the aforementioned leases provide for the payment of additional rent based on percentages of gross annual revenue in excess of minimum rents, or other graduated formulae derived from gross revenue as defined in the particular lease agreements. The percentages range from 6% to 11%.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------


10.      COMMITMENTS (Continued)

         (b) In 1997, the Company, through its joint venture agreement with Rainforest Cafe Canada Holdings Inc. (RCCH), committed to open a minimum of five Canadian Rainforest restaurants by March 2001. Three restaurants have been opened and a third party is developing one additional unit under a sub-licencing agreement. By mutual agreement with RCCH, the commitment for a fifth location has been cancelled. The Company has written-off its entire investment in the Rainforest venture and has no further commitment.

11.      RESTAURANT CLOSING COSTS, RETIRING ALLOWANCES AND OTHER COSTS

         Restaurant closing costs for 2000 are comprised of the following:

         (a) Write-off of investment in Rainforest Restaurants Joint Venture ($4,939)

                 In 1997 the Company entered into a joint venture agreement with Rainforest Cafe Canada holdings Inc. for the development of rainforest themed restaurants in Canada through a joint venture entity, Canadian Rainforest Restaurants Inc. ("CRRI"). As of December 31, 2000 the Company has made full provision against its investment in CRRI and its receivable from the joint venture company, resulting in a charge to earnings of $4,939.

         (b)     Closure of Franklin Mills Restaurant ($4,787)

                 The Company reached an agreement with the landlord of its unsuccessful Franklin Mills location to terminate the lease in exchange for the surrender of substantially all of the assets at that location, and the payment of up to fifteen months' rent. The restaurant was closed on January 7, 2001 and full provision for the disposal of assets, payment of rent and other closing costs has been made in these financial statements, resulting in a charge to earnings of $4,787.

         Restaurant closing costs for 1999 ($250) represented full provision of closing costs for its Regina, Canada location on expiration of its lease. The restaurant was closed on March 27, 2000.

         Senior executive retiring allowances and former employee costs for 1999 ($867) were primarily related to the retirement of two executives in 1999.

         Legal settlement costs in 1999 ($775) were for a lease dispute with Shilo Hotels that was settled in 1999.

         These costs are summarized as follows:


------------------------------------------------------------------------------------------------------------
                                                                                2000       1999       1998
------------------------------------------------------------------------------------------------------------

          RESTAURANT CLOSING COSTS
                   Write-off of investment in Joint Venture and restaurant     $9,726     $  250     $    0
                   closure costs
------------------------------------------------------------------------------------------------------------
          RETIRING ALLOWANCES AND OTHER COSTS
            Senior executive retirement allowances                             $    0        820     $    0
            Other former employee costs                                             0         47          0
------------------------------------------------------------------------------------------------------------
                                                                               $    0     $  867     $    0
------------------------------------------------------------------------------------------------------------
          LEGAL SETTLEMENT
            Legal settlement costs                                             $    0     $  775     $    0
------------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------


12.      INCOME TAXES

         Effective January 1, 2000 the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to accounting for income taxes. Under the new recommendations, the liability method of tax allocation is used, based on differences between financial reporting and tax bases of assets and liabilities. Previously, the deferral method was used, based on differences in the timing of reporting income and expenses in financial statements and tax returns. The new method was applied retroactively without restatement of the 1999 and 1998 financial statements.

         The effect of the new recommendations on the opening 2000 financial statements was to increase (decrease) the following:

         --------------------------------------------------------------------
                                                                        2000
         --------------------------------------------------------------------
         Future income tax benefits                                   $2,045
         Deficit                                                     $(2,045)
         --------------------------------------------------------------------


         The adjustment to deficit was a result of recognition of the future tax value of loss carry forward amounts that are more likely than not to be realized.

         The components of the future income tax assets at December 31, 2000, are as follows:

         ---------------------------------------------------------------------------
                                                                                2000
         ---------------------------------------------------------------------------

        Future income tax

            Tax benefit of non-capital loss carryforwards                     $ 4,739
            Tax benefit of capital loss carryforwards                           1,075
            Fixed assets values for tax purposes in excess of book values       1,087
         ----------------------------------------------------------------------------

                                                                                6,901
          Valuation allowance                                                  (4,179)
         ----------------------------------------------------------------------------

          Net future income tax asset                                         $ 2,722
        -----------------------------------------------------------------------------


         The Company has the following available tax losses, the partial benefits of which have been recorded in these financial statements:

         (i) Non-capital losses of approximately $5,800 which can be applied against future income for Canadian tax purposes up to and including 2005.

         (ii) Operating losses of approximately $4,000 U.S. ($6,000 CDN.) which may be carried forward to apply against future years' income for United States income tax purposes expiring up to 2020.

         (iii) Net capital losses of approximately $5,300 which can be applied against future capital gains income for Canadian tax purposes indefinitely.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------


13.      RELATED PARTY TRANSACTIONS

         (a) Included in general and administrative are wages and management fees paid to directors, former directors, officers, former officers and personal service corporations used by these individuals for a total of $358 (1999 - $717) (1998 - $800).

         (b) A shareholder and a former director of the Company provides legal and consulting services to the Company. Fees for these services totalled $54 (1999 - $122) (1998 - $103).

         (c) At December 26, 1999 the Company held a non-interest bearing promissory note for $350 from a director and former officer of the Company. The note was repaid in 2000. Consideration included cash plus the surrender of 50,000 shares of the capital stock of the Company.

         (d) GEIPPPII (note 6) is related to the Company by way of its share ownership in the Company and the election of two directors to the Board. Interest payments totalled $937 in 2000; $824 in 1999 and $762 in 1998 consisting of cash of $937 in 2000, $725 in 1999 and $732 in 1998; the balance was paid by share issuances.

14.      GEOGRAPHIC SEGMENTED DATA

         ----------------------------------------------------------------------------------
                                                          2000         1999          1998
         ----------------------------------------------------------------------------------

          Sales to unaffiliated customers
            Canada                                     $ 29,958      $ 28,703      $ 23,647
            United States                                20,126        21,401        18,983
         ----------------------------------------------------------------------------------

                                                       $ 50,084      $ 50,104      $ 42,630
         ----------------------------------------------------------------------------------

          Income (loss) from restaurant operations
            Canada                                     $ (3,771)     $  2,225      $  2,224
            United States                                (3,850)          619         1,546
         ----------------------------------------------------------------------------------
                                                         (7,621)        2,844         3,770
          Other charges                                   4,757         7,096         4,699
         ----------------------------------------------------------------------------------

          Loss before income taxes                     $(12,378)     $ (4,252)     $   (929)
         ----------------------------------------------------------------------------------

          Identifiable assets
            Canada                                     $  7,310      $ 16,501      $ 14,072
            United States                                 8,749        11,598        14,101
         ----------------------------------------------------------------------------------

                                                       $ 16,059      $ 28,099      $ 28,173
         ----------------------------------------------------------------------------------

         (a)      U.S. accounting pronouncements

                  (i)      Earnings (loss) per share

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT LOSS PER SHARE)
------------------------------------------------------------------------------


15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP)

         (a)      U.S. accounting pronouncements

                  (i)      Earnings (loss) per share

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

                  (ii) SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" were also issued in 1997. These standards, which became effective in 1998, expand or modify disclosures and, accordingly, will have no effect on the Corporation's consolidated financial position, results of operations or cash flows. Under U.S. GAAP, the Company would have reported comprehensive loss of $11,688; $2,640 and $1,700 for 2000, 1999 and 1998, respectively.

                  (iii) In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 generally requires costs of start-up activities to be expensed instead of being capitalized and amortized and is required to be adopted no later than January 1, 1999. Under U.S. GAAP in fiscal 2000 the Company would have no pre-opening costs.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------


15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (b) Reconciliation of earnings (loss) reported in accordance with Canadian GAAP and U.S. GAAP:


                         --------------------------------------------------------------------------------------------------
                                                                                        2000            1999         1998
                         --------------------------------------------------------------------------------------------------
                           Net loss - Canadian GAAP                                    $(11,816)      $(4,262)       $(929)
                           Adjustments decreasing (increasing) net loss
                           Amortization of improvement costs *                              (61)          (61)         (61)
                           Dividend  on paid-in  capital  that would be reated                 0         (142)        (145)
                           as interest under U.S. GAAP (note 7(a))
                           Pre-opening costs expensed in 1999 for U.S. AAP                   167         (167)            0
                           Recognition of non-capital loss carry forwards *                    0         1,559          486
                         --------------------------------------------------------------------------------------------------

                           Net loss U.S. GAAP                                           (11,710)       (3,073)        (649)
                           Comprehensive income adjustments                                   22           433      (1,051)
                         --------------------------------------------------------------------------------------------------

                           Comprehensive loss U.S. GAAP                                $(11,688)      $(2,640)     $(1,700)
                         --------------------------------------------------------------------------------------------------

                           Net loss per common share
                             Canadian GAAP                                              $ (4.51)      $ (2.43)     $ (0.58)
                         --------------------------------------------------------------------------------------------------


                             U.S. GAAP                                                  $ (4.47)      $ (1.74)     $ (0.40)
                         --------------------------------------------------------------------------------------------------

                           Weighted average number of

                             shares outstanding
                                                                                       2,619,000     1,756,000    1,598,000
                         --------------------------------------------------------------------------------------------------

         * Under U.S. GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease.
         ** Carry forward loss that would be recorded as a deferred tax asset under U.S. GAAP.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------


15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (c) Reconciliation of shareholders' equity (deficit) reported in accordance with Canadian GAAP and U.S. GAAP:


                --------------------------------------------------------------------------------------------------------------------
                                                                                 2000                   1999                  1998
                --------------------------------------------------------------------------------------------------------------------
                  Shareholders'  equity  (deficit),   end  of  ear              $(2,963)               $6,793                $8,261
                  under Canadian GAAP
                  Beneficial  conversion  feature  of  convertible                 2,436                2,436                 2,436
                  subordinated debentures (note 6 and 16(c)(i))
                  Cumulative  increase in net loss reported  under               (1,776)              (1,904)               (3,093)
                  Canadian GAAP to net loss under U.S. GAAP
                  Other paid-in  capital under  Canadian AAP (note                     0                    0                 (844)
                  7(a)) treated as debt obligation for U.S. GAAP
                --------------------------------------------------------------------------------------------------------------------

                  Shareholders'  equity  (deficit),  end  of  year              $(2,303)               $7,325                $6,760
                  under U.S. GAAP
                --------------------------------------------------------------------------------------------------------------------


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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
------------------------------------------------------------------------------


15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

         (d)      Stock options

                  The Company has granted founders, directors and certain employees stock options. Stock option activity is summarized as follows:


         --------------------------------------------------------------------------------
                                                      NUMBER            EXERCISE PRICE
                                                    OF SHARES        (U.S.$)      (CDN.$)
         --------------------------------------------------------------------------------
          Balance outstanding, December 31, 1997      200,984         12.22 *      16.74
          1998 - Granted                              525,000         13.04        19.58
          1998 - Cancelled                            (69,692)        12.08        18.14
         --------------------------------------------------------------------------------

          Balance outstanding, December 27, 1998      656,292         12.90 *      19.34
          1999 - Cancelled                            (25,000)        11.36        16.46
         --------------------------------------------------------------------------------

          Balance outstanding December 26, 1999       631,292      $  12.96 *  $   18.80
          2000 - Cancelled                           (334,167)        13.29        19.27
         --------------------------------------------------------------------------------

          Balance outstanding December 31, 2000       297,125      $  12.58 *  $   18.25
         --------------------------------------------------------------------------------


                  *        Weighted average exercise price.

                  In 1995 the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use. This measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. For U.S. GAAP purposes management accounts for options under APB Opinion No. 25. As option exercise prices approximated market price on the dates of grants no compensation expense has been recognized. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 2000, 1999 and 1998 U.S. GAAP net loss per share would have been immaterial.