Form 10-K/A
period 2000-12-31
ELEPHANT & CASTLE GROUP INC
filed 2001-04-30
CIK 899849

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

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.  Not applicable.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The names, ages, principal occupation and (country of ordinary residence) of the directors as of April 15, 2001, and certain information about them, are set forth below:

         NAME                       AGE          PRINCIPAL OCCUPATION
Jeffrey M. Barnett(a)(b)            62           Founder and Director
(Canada)

Richard H. Bryant                   47           President and Chief
(Canada)                                         Executive Officer

David Matheson(a)                   51           Director and Executive
(Canada)                                         Vice President
                                                 Equatorial Energy Inc.

George Pitman(b)                    59           Founder and Director
(Canada)

Colin Stacey                        61           Vice President and
(Canada)                                         Chief Operating Officer
                                                 of the Company

David Wiederecht(b)(c)              45           Vice President,
(U.S.)                                           Alternative Investments
                                                 GE Investment Corporation

---------------------

(a) Audit Committee as of 2000 - 2001

(b) Compensation Committee as of 2000 - 2001

(c) Recently added to Audit Committee, as Chairman.


EXECUTIVE OFFICERS AND DIRECTORS

     Jeffrey M. Barnett co-founded the predecessor of the Company in 1977 with his twin brother, Peter J. Barnett, and their long-time business colleague, Mr. George W. Pitman. Jeffrey M. Barnett served as Chairman of the Board until July, 1999 and Chief Executive Officer for the Company until March of 1998.

     Richard H. Bryant, was appointed President & Chief Executive Officer of the Company on October 22, 1999, having previously served as Chief Financial Officer since November, 1997. Prior to joining the Company, Mr. Bryant was Chief Financial Officer of the Keg Restaurants Limited, a subsidiary of Whitbread PLC, from August 1993 to June of 1997. Prior thereto, he served as financial controller of the Whitbread Beer Company, a division of Whitbread PLC, from June of 1990 until August of 1993. Mr. Bryant has been serving as a director of the Company since March of 1998.

     David Matheson, Director, is a Chartered Accountant and holds a Bachelor of Commerce Degree from the University of British Columbia. Mr. Matheson has over 17 years of experience financing oil and gas projects world wide and supervising financial and accounting functions of public oil and gas companies. Since 1996, Mr. Matheson has been the Executive Vice President and a Director of Equatorial Energy Inc.

     George W. Pitman is one of the founders of the Company and served as a key executive and a director of the Company since prior to the initial public offering, and continues to work with the Company as a consultant with respect to Design and Development activities.

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

     Colin Stacey is the Chief Operating Officer of the Company since June of 1997. Prior to joining the Company, Mr. Stacey was President and Chief Executive Officer of Keg's Restaurants, a North American subsidiary of Whitbread PLC, from 1992 to June of 1997. Prior to this assignment, Mr. Stacey occupied senior management positions within Whitbread's restaurants and leisure businesses in the United Kingdom and Australia. He has served as a director since 1997.

     Daniel DeBou, Chartered Accountant, has been the Chief Accounting Officer of the Company since January 1, 1993. Prior to joining the Company, Mr. DeBou was employed from 1978 to 1992 in various financial capacities with Woodward Stores Limited, a publicly-owned company traded on the Toronto Stock Exchange and engaged in the operation of department and specialty stores.

RESIGNATIONS

     Mr. William McEwen resigned from the Board of Directors as of October 01, 2000.

     Mr. Anthony Mariani, one of two nominees of GEIPPP II, resigned from the Board of Directors in early April, 2001. GEIPPP II has indicated its intention to replace Mr. Mariani with a substitute nominee.

MEETINGS, ATTENDANCE, COMMITTEES

     The Board of Directors of the Company held 10 regular meetings in 2000. The Board maintains two Standing committees: the Compensation Committee and the Audit Committee. With the exception of Mr. Matheson and Mr. Mariani, who has resigned and is not a candidate for re-election, each director attended at least 75% of the aggregate of: (1) the total number of Board meetings held during the period he was a director; and (2) the number of meetings held by all Committees of the Board on which he served during such period.

     It is the function of the Compensation Committee to review the Company's remuneration policies and practices, administer certain of the Company's incentive compensation and stock option plans, and establish the salaries of the executive officers of the Company. Messrs. Jeffrey Barnett, George Pitman and David Wiederecht have heretofore served as the Compensation Committee. It is the function of the Audit Committee to review the external audit programs of the Company and to make recommendations to the Board of Directors of the company concerning its appointment of independent auditors, the conduct of the audit and related matters. Messrs. Jeffrey Barnett, David Matheson and Anthony Mariani have heretofore served as the Audit Committee. The Committees meet separately from, but usually on the same days as, regularly scheduled Board meetings. The Company does not maintain a nominating committee or one performing similar function.

AUDIT COMMITTEE

     The Audit Committee is required to have a minimum of three members, not less than two of whom, shall be "Independent Directors" as such term is defined below, and not less than one of whom shall have past employment experience in finance or accounting, professional certification in accounting, or other comparable experience or background including a current or past position, as a senior officer of a substantial for-profit company responsible for oversight of an entity's financial transactions.

     Non-independent directors may serve on the Audit Committee only in circumstances where the Board of Directors unanimously determines that it is in the best interest of the Corporation and its shareholders. Mr. Jeffrey M. Barnett currently so serves on the Audit Committee.

     Current officers and managers of the Company and their immediate families are not eligible to serve on the Audit Committee.

     The Audit Committee has the responsibility to oversee all of the Company's financial transactions and to interact directly with the independent outside Auditors of the Company, conferring with such auditors from time to time as reasonably required, at least once annually, in the absence of all current officers and managers of the Company.

     The Audit Committee makes formal recommendations to management concerning financial controls and with respect to the retention of outside auditors of the Company.

     The Board recently adopted an Audit Committee Charter, a copy of which follows in its entirety:


                         CHARTER OF THE AUDIT COMMITTEE

The Audit Committee shall be comprised of not less than three (3) directors selected by the Board of Directors of the Company. Each member of the Committee shall be an independent director, as defined by the applicable rules of the Securities & Exchange Commission and any Exchange upon which the Company's securities may be listed for trading, except for up to a maximum of one (1) member of this

Committee, and each of whom shall have sufficient financial experience and ability to enable such persons to discharge the responsibilities of the Audit Committee, and shall have accounting or related financial management expertise.

The following shall constitute the charter of the Audit Committee:

     1. to review and discuss the audited financial statements of the Company with the Company's independent accountants;

     2. to review and discuss the audited financial statements of the Company with management;

     3. to discuss with the independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU 380), as may be modified or supplemented;

     4. to receive the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as may be modified or supplemented, and to discuss with the independent accountant the independent accountant's independence;

     5. to recommend to the Board of Directors that the audited financial statements be included in the Company's Annual Report;

     6. to review with the independent auditors the Company's independent system of audit and financial controls and results of internal audits and to review such matters with appropriate members of management;

     7. to review and discuss the Company's financial report, accounting standards and principles of the Company, and any significant changes in such standards or principles or in their application;

     8. to review any matters pertaining to the integrity of management, including conflicts of interest, adherence to standards of business conduct, and report to the full Board thereon; and

     9. to make recommendations to the full Board with respect to management intentions concerning the retention of, or change in, the Company's independent auditor or in the personnel of the independent auditing firm assigned to audit the Company's financial statements.


REPORT OF THE AUDIT COMMITTEE

     The Audit Committee of the Board of Directors has reviewed and discussed the Company's audited fianncial statements for the year ended December 31, 2000, and discussed with the Company's independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, "Communication with Audit Committee" and received the written disclosures and letter from such independent auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the Audit Committee has discussed with Pannell Kerr Forster Worldwide that firm's independence from the Company and its management. The aggregate fees billed for professional services rendered by such firm for its audit of the Company annual financial statements for the year ended December 31, 2000 and for its review of interim statements was CDN $81,000. The aggregate fees billed for all other services rendered by Pannell Kerr Forster Worldwide to the Company during the fiscal year 2000 was CDN $24,000, and such fees were primarily for audits of subsidiary and joint venture companies. The Audit Committee has determined that the provision of such services and the payment of such fees is compatible with the independence of Pannell Kerr Forster Worldwide as the Company's auditors.

     Based upon the matters referred to above, the Audit Committee has recommended to the Company's Board of Directors the inclusion of the Company's audited financial statements to be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to be filed with the U.S. Securities and Exchange Commission, and on such other forms and with such other agencies as required by the fact that the Company is a corporation organized and existing under the laws of British Columbia, Canada and subject to the jurisdiction thereof and regulations thereunder.

                                                    David Wiederecht (Chairman)*
                                                    Jeffrey Barnett(Member)
                                                    David Matheson (Member)


COMPENSATION OF DIRECTORS

     Directors who are not employees or officers of the Company (herein the "Outside Directors") were separately compensated for their services as follows:
CDN$1,250 per quarter plus 3,000 Common shares for each year of service. Certain Outside Directors have elected not to accept cash compensation and have redirected their Common Share compensation to their employer. No director is indebted to the Company


EXECUTIVE COMPENSATION
REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee (the "Committee") is currently composed of three directors, Messrs. David Wiederecht, Chairman, Jeffrey Barnett and George Pitman. All are non-employee directors. See "INTEREST OF INSIDERS IN MATERIAL TRANSACTIONS". During 2000, the Committee has not altered or otherwise modified the compensation practices and general rates which previously prevailed for the principal executives of the Company initial public offering. The Committee reviewed and approved a compensation package for Mr. Bryant, the President and Chief Executive Officer of the Company.

                                               The Compensation Committee
                                               By:  David Wiederecht (Chairman)*
                                                    Jeffrey Barnett (Member)
                                                    George Pitman (Member)

*Mr. Wiederecht was elected to the Audit Committee in substitution for Anthony Mariani, the other GEIPPP II nominee to the Board of Directors, who resigned as a director and Chairman of the Audit Committee in April of 2001, in connection with his changing responsibilities at GEIPPP II. Mr. Wiederecht will be replaced on the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Four of the six remaining directors are not full time employees of the Company. The Company intends to continue a policy of having directors unaffiliated with management to constitute a majority of the full Board. Filling vacancies on the Board may require finding Canadian residents willing to so serve, since the Board of any corporation organized under the laws of British Columbia are required to consist of a majority of Canadian residents. Five of the six directors are currently Canadian residents. There are no interlocks among the members of the Compensation Committee.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation of the Chief Executive Officer of the Company and the four other other most highly paid executive officers of the Company serving as such ("Named Executive Officers") as of the end of the last fiscal year for their services rendered during fiscal years 2000, 1999 and 1998. All figures are in Canadian dollars. The relative value of the Canadian dollar compared to the U.S. dollar fluctuates from time to time. During 2000, the average value was each CDN $1.00 equals U.S. $0.67.


--------------------------------------------------------------------------------------------------------
                                         Annual Compensation         Long Term
                                                                   Compensation
                                       ----------------------    ----------------
                                                                      Awards
                                                                 ----------------
  Name and Principal                                             Securities Under         All Other
       Position              Year       Salary        Bonus       Options Granted      Compensation(1)
--------------------------------------------------------------------------------------------------------
Rick Bryant, President       2000      $180,000      $     0         150,000(4)              $798
and Chief Executive          1999      $155,355      $28,000                                 $864
Officer                      1998      $132,125         -             50,000(4)                -
--------------------------------------------------------------------------------------------------------
David Evans, Vice            2000      $144,000      $10,500
President, Franchise         1999      $      0
Development(2)               1998      $      0
--------------------------------------------------------------------------------------------------------
Paul Tilbury, Vice           2000      $111,173      $16,500            -                  $2,047
President, Canadian          1999      $ 99,359      $16,200            -                  $4,958
Rainforest(3)                1998      $ 86,359         -               -                  $4,094
--------------------------------------------------------------------------------------------------------

(1) Other compensation consists of retiring allowances and benefits, director's fees and an automobile allowance.

(2)  Mr. Evans began his employment with the Company in September of 1999.

(3)  Mr. Tilbury resigned from the Company, effective November, 2000.

(4) Adjusted to reflect the 1 for 2 reverse split, which was effective March 23, 2000.

         The Company currently does not maintain, and none of the Named Executive Officers are eligible for, deferred compensation, long-term incentive plan payouts, restricted stock awards, or other similar compensatory arrangements.

OTHER COMPENSATION INFORMATION

         The aggregate compensation paid or payable directly to the Company's directors and executive officers as a group (including the Named Executive Officers) by the Company for the year ended December 31, 2000 was CDN $749,038. These amounts include salaries, fees, commissions and bonuses, but exclude the value of options granted in partial compensation for salary or bonus. The directors and executive officers as a group earned taxable benefits in 2000 aggregating less than $6,000 comprising solely standard medical benefits and, in one case, an automobile allowance.

EMPLOYEE STOCK OPTION AND STOCK COMPENSATION PLANS

     The Board of Directors of the Company has adopted two stock plans, and the Shareholders have ratified such plans. These plans are the 1993 Stock Option Plan (the "1993 Plan") and the 1997 stock Compensation Plan (the "1997 Plan"). Under the 1993 Plan, Options may be granted to key salaried management and administration employees. Messrs. Jeffrey M. Barnett, Peter J. Barnett and George W. Pitman are not eligible for grants pursuant to the 1993 Plan. 50,000 Common shares of the Company were initially set aside for grants pursuant to the 1993 Plan, while 200,000 Common shares of the Company were set aside pursuant to the 1997 Plan, the number of Common shares in each case being adjusted to reflect the 1 for 2 reverse split which became effective on March 23, 2000. Options granted pursuant to both Plans vest 1/3 after 18 months; 1/3 after 30 months; and the remaining 1/3 after 42 months. All options expire on the fifth annual anniversary of the date of grant. No stock options were granted or exercised under either Plan during the most recent fiscal year. Both the 1993 Plan and the 1997 Plan are intended to permit the Company to retain and attract qualified individuals who contribute to the overall success of the Company and the achievement of performance measures. Both Plans are administered by the Compensation Committee of the Board of Directors, whose members determine to whom options will be granted and the terms of the options. The Committee is entitled to accelerate the vesting of options upon such circumstances as it deems appropriate. Actual vesting can be accelerated or delayed based on performance measures established by the Compensation Committee.

NON-PLAN OPTIONS

     During 2000 150,000 non-plan options were approved for issuance to Richard
H. Bryant at an exercise price of US$2.00 per Share. The non-Plan options were not issued to him, and a substitute Option Plan and grants to Mr. Bryant and other members of management is currently under active consideration for presentation at the 2001 Annual Meeting of Shareholders.

TOTAL OPTIONS/WEIGHTED AVERAGE EXERCISE PRICE

     There were an aggregate of 297.125 options outstanding at December 31, 2000, exercisable at various prices at a weighted average exercise price of U.S. $12.58 per share. The number of options has been adjusted to reflect the 1 for 2 reverse split which was effective March 23, 2000.

INDEMNIFICATION OF DIRECTORS OR OFFICERS

     There was no indemnification payable during the 2000 financial year to directors or officers of the Company.

PERFORMANCE TABLE

     The following table compares the total cumulative shareholder return for $100.00 invested in Common shares on December 31, 1995 with the total returns of the S&P Restaurant Index and the NASDAQ Composite Index. The chart reflects a drastic declination in the value of the Company's shares, occasioned by very substantial operating losses, and to the financial solvency of the Company, a reverse stock split and the delisting of the Company's shares from NASDAQ. In the opinion of Management, operations have stabilized and are currently cash positive.

------------------------------------------------------------------------
                    ELEPHANT & CASTLE GROUP INC.
------------------------------------------------------------------------
                         5 Year Performance
------------------------------------------------------------------------
                 Elephant &             S&P 500                NASDAQ
 Month             Castle             Restaurant             Composite
------------------------------------------------------------------------
Dec-95            $100.00               $100.00               $100.00
------------------------------------------------------------------------
Mar-96            $126.67               $103.43               $104.70
------------------------------------------------------------------------
Jun-96            $131.11               $102.31               $113.20
------------------------------------------------------------------------
Sep-96            $104.44               $105.40               $117.30
------------------------------------------------------------------------
Dec-96            $135.56               $ 98.80               $123.00
------------------------------------------------------------------------
Mar-97            $165.33               $102.52               $116.40
------------------------------------------------------------------------
Jun-97            $171.11               $107.21               $137.70
------------------------------------------------------------------------
Sep-97            $183.33               $105.40               $160.90
------------------------------------------------------------------------
Dec-97            $124.44               $106.09               $150.70
------------------------------------------------------------------------
Mar-98            $102.22               $128.34               $176.40
------------------------------------------------------------------------
Jun-98            $ 91.11               $145.23               $181.30
------------------------------------------------------------------------
Sep-98            $ 71.11               $131.70               $163.40
------------------------------------------------------------------------
Dec-98            $ 30.00               $186.25               $212.10
------------------------------------------------------------------------
Mar-99            $ 40.00               $201.73               $238.30
------------------------------------------------------------------------
Jun-99            $ 27.78               $182.08               $260.80
------------------------------------------------------------------------
Sep-99            $ 13.33               $181.56               $267.10
------------------------------------------------------------------------
Dec-99            $ 44.35               $169.13               $394.80
------------------------------------------------------------------------
Mar-00            $ 15.06               $156.27               $441.20
------------------------------------------------------------------------
Jun-00            $ 11.11               $140.07               $382.30
------------------------------------------------------------------------
Sep-00            $  5.28               $134.91               $354.50
------------------------------------------------------------------------
Dec-00            $  0.62               $152.64               $237.40
------------------------------------------------------------------------


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

                       TABLE OF INDEBTEDNESS OF DIRECTORS,
            EXECUTIVE OFFICERS AND SENIOR OFFICERS UNDER SECURITIES
                         PURCHASE PROGRAMS AND OTHERWISE

-----------------------------------------------------------------------------------------------------------
Name of         Involvement        Largest            Amount               Financially         Security for
Principal       of Issuer or       Amount             Outstanding          Assisted            Indebtedness
Position        Subsidiary         Outstanding        as at April 25,      Securities
                                   ($)                2001                 Purchases
                                                                           During 2000
-----------------------------------------------------------------------------------------------------------
Mr. Jeffrey     Former             $350,000           0                    None                Company
Barnett         Chairman                                                                       Shares
-----------------------------------------------------------------------------------------------------------

(1) For the terms of indebtedness See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

-----------------------------------------------------------------------------------------
         NAME                      NUMBER OF COMMON                   APPROXIMATE
                              SHARES BENEFICIALLY OWNED        PERCENTAGE OF TOTAL ISSUED
                               OR OVER WHICH CONTROL OR          AND OUTSTANDING COMMON
                                DIRECTION IS EXERCISED                   SHARES
-----------------------------------------------------------------------------------------
Jeffrey M. Barnett(1)                   285,187                           10.8%
-----------------------------------------------------------------------------------------
Peter J. Barnett(2)                     275,187                           10.4%
-----------------------------------------------------------------------------------------
Richard Bryant(1)                         3,500                        Less than 1%
-----------------------------------------------------------------------------------------
D. Matheson(1)                              750                        Less than 1%
-----------------------------------------------------------------------------------------
Anthony Mariani(1)(3)                      -                                -
-----------------------------------------------------------------------------------------
George Pitman (1)                        66,125                            2.5%
-----------------------------------------------------------------------------------------
Colin Stacey(1)                            -                                -
-----------------------------------------------------------------------------------------
David Wiederecht(1)(3)                     -                                -
-----------------------------------------------------------------------------------------
Daniel DeBou                                100                        Less than 1%
-----------------------------------------------------------------------------------------
General Electric                        649,860                           24.6%
Investment Private
Placement Partners II(4)
-----------------------------------------------------------------------------------------
All Directors and                     1,301,239                           49.2%
Executive Officers
as a Group
-----------------------------------------------------------------------------------------



(1)  Each person was elected as a director at the last Annual General Meeting.

(2) Includes 25,000 Common shares transferred by Mr. Peter Barnett to his adult children.

(3) Messrs. Wiederecht and Mariani are employed by a fund, GEIM, general partner of GEIPPP II, the holdings of which are separately stated herein.

(4) Excludes approximately 1,600,000 additional Common shares issuable on conversion of certain Subordinated Convertible Debentures held by the Fund.


                     COMPLIANCE WITH SECTION 16(A) REPORTING

     Each director, officer and beneficial owner of ten percent (10%) or more of a registeredlass of the Company's equity securities is required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Shares and other equity securities of the Company by specific due dates. Based upon such persons Form 3 and Form 4 filings, during the year ended December 31, 2000, all such filing requirements were complied with.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth herein, no Director or Officer of the Company, person who was a Director or Officer of the Company at any time since the beginning of its last completed financial year, Shareholder who holds more than 10% of the voting rights attached to the shares of the Company or any associate, or affiliate of any of the foregoing has any material interest in any transaction or in any proposed transaction which, in either case, has materially affected or will materially affect the Company or any of its subsidiaries.

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

     The grant of a security interest was approved by the Board of Directors of the Company on July 16, 1999 and re-affirmed by the Board, following a review of the Company's financial position on September 13, 1999. Messrs. Wiederecht and Mariani, both of whom were serving as nominees of GEIPPP II, did not participate in either the discussion or the vote at the two meetings when this security interest was approved by the Board.

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