Form 10-Q
period 2001-04-01
ELEPHANT & CASTLE GROUP INC
filed 2001-05-16
CIK 899849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       April 1, 2001
                               -------------------------------------------

(    ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to _______________________

Commission file number       33-60612
                       ---------------------------------------------------

                          ELEPHANT & CASTLE GROUP INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            BRITISH COLUMBIA                        NOT APPLICABLE
-------------------------------------         ------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)

Suite 1200, 1190 Hornby Street, Vancouver, BC, Canada            V6Z 2K5
-----------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Issuer's telephone number)    (604) 684-6451
                           --------------------------------------------------

----------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
( X )Yes  ( ) No

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Shares at April 1, 2001: 2,594,604
----------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ELEPHANT & CASTLE GROUP INC.
-----------------------------------------------------------------------------
                                  (Registrant)




Date  May 15, 2001                             /s/ Richard Bryant
     ---------------------------         --------------------------------------
                                         Richard Bryant, President & C.E.O.

Date  May 15, 2001                             /s/ Daniel DeBou
     ---------------------------         --------------------------------------
                                         Daniel DeBou, Chief Accounting Officer

                          ELEPHANT & CASTLE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                CANADIAN DOLLARS
                                  (UNAUDITED)


                                April 1/01      March 26/00      December 31/00
                              ------------      ------------     --------------
ASSETS
Current
 Cash                             238,000            912,000        1,725,000
 Accounts Receivable              631,000            908,000          670,000
 Inventory                        495,000            921,000          507,000
 Deposits & Prepaids              335,000            341,000          368,000
 Pre-Opening Costs                 82,000            107,000                0
                              -----------       ------------     ------------
                                1,781,000          3,189,000        3,270,000

Fixed Assets                   12,164,000         22,104,000       10,907,000
Goodwill                        1,866,000          1,933,000        1,822,000
Deferred Income Taxes           2,722,000          2,306,000        2,722,000
Other Assets                      947,000          1,560,000          984,000
                              -----------       ------------     ------------
                               19,480,000         31,092,000       19,765,000
                              -----------       ------------     ------------

LIABILITIES
Current
 Accounts Payable               6,220,000          7,018,000        6,546,000
 Current Portion of Long
   Term Debt                    1,806,000             56,000        1,739,000
                              -----------       ------------     ------------
                                8,026,000          7,074,000        8,285,000

Long Term Debt                 15,036,000         15,718,000       14,443,000
                              -----------       ------------     ------------
                               23,062,000         22,792,000       22,728,000
                              -----------       ------------     ------------

SHAREHOLDERS' EQUITY
Capital Stock                  15,966,000         16,347,000       15,966,000
Other Paid-In Capital             356,000                  0          356,000
Subscriptions Received                  0                  0                0
Currency Translation
  Adjustment                   (1,186,000)          (566,000)        (596,000)
Deficit                       (18,718,000)        (7,481,000)     (18,689,000)
                              -----------       ------------     ------------
                               (3,582,000)         8,300,000       (2,963,000)
                              -----------       ------------     ------------

                              $19,480,000        $31,092,000     $ 19,765,000
                              -----------       ------------     ------------



                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                CANADIAN DOLLARS
                                  (UNAUDITED)


                                                 Thirteen         Thirteen
                                               Weeks Ended       Weeks Ended
                                                 April 1,          March 26,
                                                  2001               2000
                                              -------------     ------------
SALES                                         $10,019,000       $11,875,000
                                              -------------     ------------
RESTAURANT EXPENSES
 Food and Beverage Costs                        2,857,000         3,461,000
 Restaurant operating expenses
  Labour                                        3,246,000         3,994,000
  Occupancy and other                           2,400,000         3,430,000
 Depreciation and Amortization                    405,000           755,000
                                              -------------     ------------
                                                8,908,000        11,640,000
                                              -------------     ------------
INCOME FROM RESTAURANT OPERATIONS               1,111,000           235,000

GENERAL AND ADMINISTRATIVE EXPENSES               669,000           645,000

INTEREST ON LONG TERM DEBT                        471,000           459,000
                                              -------------     ------------
LOSS BEFORE INCOME TAXES                          (29,000)         (869,000)

INCOME TAX (RECOVERY)                                   0          (261,000)
                                              -------------     ------------
NET LOSS FOR THE PERIOD                          ($29,000)        ($608,000)
                                              -------------     ------------



Average number of shares outstanding            2,595,000         2,379,000

Loss per share                                     ($0.01)           ($0.26)




                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                CANADIAN DOLLARS
                                  (UNAUDITED)


                                                   Thirteen Weeks Ended
                                                 April 1,          March 26,
                                                  2001               2000
                                              -------------     ------------
Balance at beginning of period, as
    originally stated                         ($2,963,000)      $6,797,000
Retroactive application of change in
    Canadian GAAP (note 2)                              0       $2,045,000
                                              -------------     ------------
Balance at beginning of period, as
    restated                                  ($2,963,000)      $8,842,000
 Convert other paid-in capital to
   converitble debentures                               0                0
 Issue of shares:
   for services                                         0           18,000
   on conversion of debentures                          0                0
 Currency translation adjustment                 (590,000)          48,000
 Redemption premium                                     0                0
 Net loss                                         (29,000)        (608,000)
                                              -------------     ------------
Balance at end of period                      ($3,582,000)      $8,300,000
                                              -------------     ------------



                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                CANADIAN DOLLARS
                                  (UNAUDITED)


                                                   Thirteen Weeks Ended
                                                 April 1,          March 26,
                                                  2001               2000
                                              -------------     ------------
OPERATING ACTIVITIES

NET INCOME (LOSS)                                (29,000)         (608,000)
 Add: Items not involving cash                   480,000           816,000
                                              -------------     ------------
                                                 451,000           208,000
                                              -------------     ------------
CHANGES IN NON-CASH WORKING CAPITAL
  Accounts receivable                             39,000           (45,000)
  Inventory                                       12,000           141,000
  Deposits and prepaid expenses                   33,000            78,000
  Accounts payable and accrued liabilities      (326,000)         (425,000)
                                              -------------     ------------
                                                (242,000)         (251,000)
                                              -------------     ------------
                                                 209,000           (43,000)
                                              -------------     ------------

INVESTING ACTIVITIES
  Acquisition of fixed assets                 (1,633,000)          (41,000)
  Acquisition of other assets, including
      pre-opening costs                          (82,000)          (12,000)
                                              -------------     ------------
                                              (1,715,000)          (53,000)
                                              -------------     ------------

FINANCING ACTIVITIES
  Deferred finance charges                             0                 0
  Proceeds from long-term debt                    32,000                 0
  Repayment of long-term debt                    (13,000)           (6,000)
                                              -------------     ------------
                                                  19,000            (6,000)
                                              -------------     ------------

(DECREASE) IN CASH DURING PERIOD              (1,487,000)         (102,000)

CASH AT BEGINNING OF PERIOD                    1,725,000         1,014,000
                                              -------------     ------------

CASH AT END OF PERIOD                           $238,000          $912,000
                                              -------------     ------------



                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED APRIL 1, 2001 AND MARCH 26, 2000
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2000 Form 10-K.

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at April 1, 2001 and March 26, 2000 and the consolidated results of operations, the consolidated statement of cash flow and shareholders' equity for the thirteen weeks then ended. The results of operations for the interim periods are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2.   INCOME TAX

     Effective January 1, 2000, Generally Accepted Accounting Principles in Canada (CDN GAAP) were changed to require recognition of future income tax assets for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company has applied this change retroactively. The result is that opening deficit for 2000 has been decreased by CDN $2,045 from that previously reported.

3.   CLOSED LOCATIONS

     The comparative financial statements for 2000 include the results of operations for five locations which are excluded from the 2001 results. Three units (Scarborough ON, Franklin Mills PA and Regina SK) have been closed. Two units (Yorkdale ON and Vancouver BC) continue to operate under a joint venture agreement; however, the Company wrote-off its entire investment in these units on December 31, 2000. Had the Company included its share of the results of these two units, revenues and expenses would have both been increased by $1,296 for the thirteen weeks ended April 1, 2001. (See the Company's December 31, 2000 Form 10-K for additional information.)

4.   COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform to the current period's presentation.


5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10K for the Year Ended December 31, 2000, as filed with the Securities and Exchange Commission):

                                                                    THIRTEEN WEEKS ENDED
                                                           APRIL 1, 2001                MARCH 26, 2000
           NET LOSS - CANADA                                        ($29)                      ($608)

           ADJUSTMENTS:

           AMORTIZATION OF LEASEHOLD
                IMPROVEMENT COSTS                                    (15)                        (15)
           PRE-OPENING COSTS                                         (82)                         60
           DIVIDEND ON PAID-IN CAPITAL                                 0                           0
           RECOGNITION OF NON-CAPITAL
                LOSS CARRY FORWARDS                                    0                           0
                                                                       -                           -

           NET LOSS - UNITED STATES                                ($126)                      ($563)
                                                                  ------                      ------

           NET LOSS PER COMMON SHARE

           CANADA                                                 ($0.01)                     ($0.26)

           UNITED STATES                                          ($0.05)                     ($0.24)

           AVERAGE NUMBER OF COMMON
             SHARES OUTSTANDING:                               2,594,604                   2,378,855


6.   FRANCHISES

     Royalties receivable from franchised locations are included in sales.

7.   SUBSEQUENT EVENT

     On April 11, 2001, the Company opened its location in downtown Chicago IL.

                          ELEPHANT & CASTLE GROUP INC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - Other Information

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS
         --------

         None

         REPORTS ON FORM 8-K
         -------------------

         None

                          ELEPHANT & CASTLE GROUP INC.
                                QUARTERLY REPORT
                       THIRTEEN WEEKS ENDED APRIL 1, 2001

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL BUSINESS CONDITIONS

- Despite widespread pessimism over the performance of the U.S. and Canadian economies, the Company was encouraged by the performance of its business in the first quarter of 2001. Same stores sales rose a strong 9.6% in Canada and almost 3% in the U.S. Operating margins improved in all areas. Additionally, savings were realised from restaurant closures (see Site Developments below). The result was that income from restaurant operations for the quarter improved to CDN $1,111,000 in 2001 from CDN $234,000 in 2000, and loss before taxes decreased to CDN ($29,000) from CDN ($869,000) in 2000. Although the Company does not anticipate such strong same store sales growth will be sustainable, the benefits from recent management actions should continue, and the Company expects to return to profitability in the current fiscal year.

FRANCHISE DEVELOPMENTS

- The Company continues to develop its franchising business. Two new franchises are expected to open in the next thirteen weeks, with three more scheduled for the third quarter of the year. A further three agreements have been signed and discussions for additional franchise locations are continuing.

SITE DEVELOPMENTS

- A new corporate location in downtown Chicago was constructed during the quarter and opened for business on April 11, 2001. Early indications of sales have been very promising.

- The unprofitable Franklin Mills location was closed on January 7, 2001 (see the Company's Form 10K for the year ended December 31, 2000 for more information).

- The unsuccessful Rainforest Cafe in Scarborough ON was also closed on January 7, 2001. The Company has restructured its agreement with Landry's Seafood, Inc. (parent of Rainforest Cafe, Inc.) whereby the all future commitments for additional rainforest restaurants are cancelled. The Company wrote-off its entire investment in the rainforest restaurant joint venture (see the Company's Form 10K for the year ended December 31, 2000 for more information). The results for the thirteen weeks ended April 1, 2001 do not include any operating figures for any of the rainforest restaurant units.

THIRTEEN WEEKS ENDED APRIL 1, 2001 (UNAUDITED) VS. THIRTEEN WEEKS ENDED MARCH 26, 2000 (UNAUDITED)

NET INCOME

For the thirteen weeks ended April 1, 2001, the Company's net loss before income taxes was CDN ($29,000) compared to CDN ($869,000) for the corresponding period in 2000. Loss per share, before income tax recovery, for the current period was CDN ($0.01), compared to CDN ($0.37) in 2000. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and Note 5 to the financial statements) reduced the Net Loss for the 2000 period to CDN $608,000 (CDN ($0.26) per share). There was no recovery in the 2001 period. The average number of shares outstanding increased from 2,378,855 in 2000 to 2,594,604 for the current period.

SALES

The 2000 figure included sales for two locations that were closed at the start of the 2001 period: Rainforest - Toronto (Scarborough) ON (closed January 7,
2001) and Franklin Mills PA (closed January 7, 2001); and sales for the Regina SK location that was closed on March 28, 2000. The 2001 figures also exclude any sales from the remaining rainforest restaurants in Yorkdale ON and Vancouver BC. Overall, sales decreased 15.6% during the thirteen weeks ended April 1, 2001 to CDN $10,019,000 from CDN $11,875,000 for the comparable period in 2000.

For the thirteen Canadian Elephant & Castle locations open throughout both periods, sales for the thirteen weeks ended April 1, 2001 totaled CDN $5,345,000 and were up 9.6% compared to the thirteen weeks ended March 26, 2000.

For the six US locations open throughout both periods, sales for the 2001 period were US$3,030,000 and were up 2.9% compared to the 2000 period.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 28.5% for the thirteen weeks ended April 1, 2001 compared to 29.2% for the thirteen weeks ended March 26, 2000. For the core business (excluding the Rainforest locations and the Franklin Mills locations, the rate also decreased, from 29.1% to 28.5%.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased from 33.6% of sales in 2000 to 32.4% for the current period. For the core business, the decrease was from 33.1% to 32.4%.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses decreased as a percentage of sales from 28.9% in 2000 to 24.0% for the current period. The closures of the three stores mentioned above, plus the positive impact of higher same store sales resulted in the decrease.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 4.0% of sales for the current period from 6.4% last year. Amortization of pre-operating costs for new restaurants in 2000 resulted in the higher figure in 2000. In dollar terms, depreciation and amortization decreased to CDN $405,000 in 2000 from CDN $755,000 in 2000.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 5.4% of sales in 2000 to 6.7% in the current period. In dollar terms, the increase was from CDN $645,000 in 2000 to CDN $669,000 in the current period. Certain non-recurring cost recoveries in 2000 caused the lower figure in 2000.

INTEREST ON LONG TERM DEBT

Interest on Long Term Debt was relatively stable at CDN $471,000 in 2001 compared to $459,000 in 2000. The moderate increase was due to new capital leases and currency conversion costs.

(LOSS) BEFORE TAXES

The Company incurred a loss before income taxes of CDN ($29,000) for the 2001 period compared to a loss of CDN ($869,000) for the 2000 period. As discussed above, the Company realized positive impacts from the closure of unprofitable locations and strong sales growth at existing locations. Same store operating margins improved in all key categories, and general and administrative costs rose only marginally.

INCOME TAXES

Effective January 1, 2000, Generally Accepted Accounting Principles in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $261,000 in the thirteen weeks ended March 26, 2000. This had the effect of reducing the net loss to CDN $608,000. The Company did not recognize a future tax asset on the CDN ($29,000) loss incurred in the 2001 period. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow for the thirteen week period ended April 1, 2001 was CDN $451,000 compared to CDN $208,000 for the thirteen week period ended March 26, 2000. Changes in non-cash working capital items, principally a reduction of accounts payable, resulted in a net use of funds of CDN ($242,000) in the current period, compared to a net use of funds of CDN ($251,000) a year ago. Construction of a new restaurant in Chicago, plus other minor capital expenditures, required CDN $1,633,000 in funds, compared to CDN $41,000 in 2000.

The Company's cash balance as of April 1, 2001 was CDN $238,000 compared to CDN $912,000 on March 26, 2000. The Company's current strategy for growth is to develop new corporately owned stores as internally generated funds allow, as well as adding franchised units. The new corporate unit in downtown Chicago opened on April 11, 2001. Two new franchises are scheduled to open within the next few months, with three more in the construction or planning stages.

The amount of long term debt due within the next twelve months exceeds CDN $1,800,000, including a payment of CDN $1,733,000 due in November 2001. The Company is negotiating with its principal lender to restructure its debt, including the waiver of certain interest payments and the rescheduling of principal repayments. A satisfactory outcome is anticipated.


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

For the thirteen Canadian Elephant & Castle locations open throughout both periods, sales for the thirteen weeks ended March 26, 2000 totaled CDN $4,642,000 and were down 3.0% compared to the thirteen weeks ended March 28, 1999. Seven of these locations are in malls that have been impacted by the closure of Eaton's Limited, one of the anchor tenants. Some of this vacated space is scheduled to re-open in the second quarter and the balance in quarters three and four. Mall traffic is expected to improve as these openings occur. For the seven US locations open throughout both periods, sales for the 2000 period were US$3,249,000 and were 12.0% down from the 1999 period, driven by a 47% decline at the troubled Franklin Mills, PA location. The Company has thus far been unsuccessful in its attempts to remedy the situation in Franklin Mills.

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