Form 10-Q
period 2001-07-01
ELEPHANT & CASTLE GROUP INC
filed 2001-08-13
CIK 899849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ____July 1, 2001______________________________

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to _______________________

Commission file number _____33-60612_________________________________________


                          ELEPHANT & CASTLE GROUP INC.
             (Exact name of registrant as specified in its charter)

      BRITISH COLUMBIA                                  NOT APPLICABLE
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

Suite 1200, 1190 Hornby Street, Vancouver, BC, Canada                 V6Z 2K5
(Address of principal executive offices)                              (Zip Code)

(Issuer's telephone number) ___(604) 684-6451__________________________________

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Shares at July 1,
2001: 2,594,599
________________________________________________________________________________

                          ELEPHANT & CASTLE GROUP INC.
                           Consolidated Balance Sheets
                                Canadian Dollars
                                   (Unaudited)

                                       July 1, 2001    June 25, 2000    December 31, 2000
                                       ------------    -------------    -----------------
ASSETS
Current
   Cash                                    246,000          499,000          1,725,000
   Accounts Receivable                     698,000        1,080,000            670,000
   Inventory                               553,000          832,000            507,000
   Deposits & Prepaids                     426,000           81,000            368,000
   Pre-Opening Costs                       109,000           51,000                  0
                                       -----------      -----------        -----------
                                         2,032,000        2,543,000          3,270,000

Fixed Assets                            12,260,000       21,562,000         10,907,000
Goodwill                                 1,849,000        1,916,000          1,882,000
Deferred Income Taxes                    2,722,000        2,539,000          2,722,000
Other Assets                             1,943,000        1,587,000            984,000
                                       -----------      -----------        -----------
                                        20,806,000       30,147,000         19,765,000
                                       -----------      -----------        -----------

LIABILITIES
Current
   Accounts Payable                      5,836,000        6,829,000          6,546,000
   Current Portion of Long Term Debt       619,000           56,000          1,739,000
                                       -----------      -----------        -----------
                                         6,455,000        6,885,000          8,285,000

Long Term Debt                           9,293,000       15,700,000         14,443,000
                                       -----------      -----------        -----------
                                        15,748,000       22,585,000         22,728,000
                                       -----------      -----------        -----------

SHAREHOLDERS' EQUITY
Capital Stock                           17,812,000       16,347,000         15,966,000
Other Capital                            6,819,000                0            356,000
Currency Translation Adjustment           (706,000)        (501,000)          (596,000)
Retained Earnings                      (18,867,000)      (8,284,000)       (18,689,000)
                                       -----------      -----------        -----------
                                         5,058,000        7,562,000         (2,963,000)
                                       -----------      -----------        -----------

                                        $20,806,000     $30,147,000        $19,765,000
                                       -------------    -----------        -----------

                        See notes to financial statements

                          Elephant & Castle Group Inc.
                      Consolidated Statements of Operations
                                Canadian Dollars
                                   (unaudited)

                                             Thirteen Weeks Ended             Twenty Six Weeks Ended
                                         ----------------------------      ----------------------------
                                           July 1,          June 25,         July 1,          June 25,
                                            2001              2000            2001              2000
                                         -----------      -----------      -----------      -----------

SALES                                    $11,930,000      $11,934,000      $23,245,000      $23,809,000
                                         -----------      -----------      -----------      -----------

RESTAURANT EXPENSES
  Food and Beverage Costs                  3,413,000        3,505,000        6,623,000        6,966,000
  Restaurant operating expenses
    Labour                                 4,002,000        4,014,000        7,704,000        8,008,000
    Occupancy and other                    2,939,000        3,536,000        5,827,000        6,966,000
  Depreciation and Amortization              477,000          733,000          881,000        1,488,000
                                         -----------      -----------      -----------      -----------
                                          10,831,000       11,788,000       21,035,000       23,428,000
                                         -----------      -----------      -----------      -----------

INCOME FROM RESTAURANT OPERATIONS          1,099,000          146,000        2,210,000          381,000

GENERAL AND ADMINISTRATIVE EXPENSES          773,000          723,000        1,442,000        1,368,000
RETIRING ALLOWANCES                                0                0                0                0
INTEREST ON LONG TERM DEBT                   474,000          459,000          945,000          918,000
                                         -----------      -----------      -----------      -----------

LOSS BEFORE INCOME TAXES                    (148,000)      (1,036,000)        (177,000)      (1,905,000)

INCOME TAX (RECOVERY)                              0         (233,000)               0         (494,000)

NET LOSS FOR THE PERIOD                    ($148,000)       ($803,000)       ($177,000)     ($1,411,000)
                                         -----------      -----------      -----------      -----------

Average number of shares outstanding       2,595,000        2,645,000        2,595,000        2,644,000

Earnings per share                            ($0.06)          ($0.30)          ($0.07)          ($0.53)

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      Consolidated Statements of Cash Flows
                                Canadian Dollars
                                   (Unaudited)

                                                     Twenty Six Weeks Ended
                                                  ---------------------------
                                                    July 1,         June 25,
                                                     2001             2000
                                                  ----------       ----------
OPERATING ACTIVITIES

NET INCOME (LOSS)                                   (177,000)      (1,411,000)
   Add: Items not involving cash                     936,000        1,292,000
                                                  ----------       ----------
                                                     759,000         (119,000)
                                                  ----------       ----------
CHANGES IN NON-CASH WORKING CAPITAL
      Accounts receivable                            (28,000)        (217,000)
      Inventory                                      (46,000)         230,000
      Deposits and prepaid expenses                  (58,000)         338,000
      Accounts payable and accrued liabilities       231,000         (614,000)
                                                  ----------       ----------
                                                      99,000         (263,000)
                                                  ----------       ----------

                                                  ----------       ----------
                                                     858,000         (382,000)
                                                  ----------       ----------
INVESTING ACTIVITIES
   Acquisition of fixed assets                    (2,205,000)         (78,000)
   Acquisition of other assets, including pre-
       opening costs                                (138,000)         (19,000)
                                                  ----------       ----------
                                                  (2,343,000)         (97,000)
                                                  ----------       ----------
FINANCING ACTIVITIES
   Deferred finance charges                                0               0
   Proceeds from long-term debt                       32,000          25,000
   Repayment of long-term debt                       (26,000)        (61,000)
                                                  ----------       ---------
                                                       6,000         (36,000)
                                                  ----------       ---------
(DECREASE) IN CASH DURING PERIOD                  (1,479,000)       (515,000)
CASH AT BEGINNING OF PERIOD                        1,725,000       1,014,000
                                                  ----------       ---------
CASH AT END OF PERIOD                               $246,000        $499,000
                                                  ----------       ---------

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
            Condensed Consolidated Statements of Shareholders' Equity
                                Canadian Dollars
                                   (Unaudited)

                                                     Twenty Six Weeks Ended
                                                  ---------------------------
                                                    July 1,         June 25,
                                                     2001             2000
                                                  ----------       ----------
Balance at beginning of period, as
        originally stated                         ($2,963,000)      $6,793,000
Retroactive application of change in
       Canadian GAAP (note 2)                               0       $2,045,000
                                                  -----------       ----------
Balance at beginning of period, as restated       ($2,963,000)      $8,838,000
   Equity element of re-negotiated
        convertible debentures                      6,463,000                0
   Issue of shares:
        for services                                        0           18,000
        for interest                                  941,000                0
        on re-negotiation of debentures               904,000                0
   Currency translation adjustment                   (110,000)         117,000
   Net loss                                          (177,000)      (1,411,000)
                                                  -----------       ----------
Balance at end of period                           $5,058,000       $7,562,000
                                                  -----------       ----------

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          Notes to Financial Statements
              Twenty-Six Weeks Ended July 1, 2001 and June 25, 2000
                                Canadian Dollars
                            (In Thousands of Dollars)
                                   (Unaudited)

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

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at July 1, 2001 and June 25, 2000 and the consolidated results of operations, the consolidated statement of cash flow and shareholders' equity for the thirteen weeks then ended. The results of operations for the interim periods are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2.   INCOME TAX

     Effective January 1, 2000, generally accepted accounting principles in Canada (CDN GAAP) were changed to require recognition of future income tax assets for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company has applied this change retroactively. The result is that opening retained earnings in 2000 has been increased by CDN $2,045 from that previously reported.

3.   LOCATIONS

     These financial statements include the results of operations for a new location in Chicago IL (opened April 11, 2001). The comparative financial statements for 2000 include the results of operations for the Franklin Mills PA location (closed January 7, 2001) and Regina SK (closed March 31,
     2000). The 2000 statements also include the Company's share of results of operations for its Rainforest Restaurants joint venture. The Company wrote-off its entire investment in this joint venture on December 31, 2000. (See the Company's December 31, 2000 Form 10-K for additional information.) The Scarborough ON location was closed on January 7, 2001 and the joint venture partner assumed the operation of the Yorkdale ON location. The Company continued to operate the Rainforest Cafe located in Vancouver BC. This location is now scheduled to close on September 2, 2001. Revenues and expenses for the thirteen weeks ended April 1, 2001 for this location were excluded from the Statement of Operations for that quarter and disclosed separately in the notes to the financial statements. Revenues and expenses for this location have now been included in the Statements of Operations for both the thirteen and the twenty-six week periods ended July 1, 2001.

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


5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10K for the Year Ended December 31, 2000, as filed with the Securities and Exchange Commission):

                                            Thirteen weeks ended            Twenty six weeks ended
                                          ------------------------         ------------------------
                                            July 1,       June 25,          July 1,        June 25,
                                             2001           2000              2001           2000
                                          ---------      ---------         ---------      ---------

           NET LOSS - CANADA                  ($148)         ($803)            ($177)       ($1,411)

           ADJUSTMENTS:

           Amortization of leasehold
                improvement costs               (15)           (15)              (30)           (30)
           Pre-opening costs                    (29)            79              (109)           139
           Dividend on paid-in capital           (0)            (0)               (0)            (0)
           Recognition of non-capital
                loss carry forwards               0              0                 0              0
                                          ---------      ---------         ---------      ---------
           NET LOSS - United States           ($192)         ($739)            ($316)       ($1,302)
                                          ---------      ---------         ---------      ---------

           NET LOSS PER COMMON SHARE

           Canada                            ($0.06)        ($0.30)           ($0.07)        ($0.53)
           United States                     ($0.07)        ($0.28)           ($0.12)        ($0.49)

           AVERAGE NUMBER OF COMMON
             SHARES OUTSTANDING:          2,595,000      2,645,000         2,595,000      2,644,000



     In accordance with CDN GAAP, the $US 5,000 in re-negotiated convertible debt (see Note 7, below) is considered an equity instrument and is included as Other Capital on the Balance Sheet. Under U.S. Generally Accepted Accounting Principles, the $US 5,000 would be included in Long Term Debt.

6.   FRANCHISES

     Royalties receivable from franchised locations are included in sales.

7.   LONG TERM DEBT RE-NEGOTIATION

     On June 29, 2001, shareholders approved the issuance of 2,600,000 shares to General Electric Private Placement Partners II (GEIPPP II) under terms of a debt re-negotiation agreement. In exchange for the shares, GEIPPP II agreed to accept common shares in payment of $CDN 941,000 of accrued interest, reduce the interest rate on the debt from 8% to 6%, convert $US 5,000 of the debt to Common Shares over the next four years and modify the repayment schedule for the remainder of the debt.

                          ELEPHANT & CASTLE GROUP INC.
                                Quarterly Report
                Thirteen and Twenty-six Weeks Ended July 1, 2001

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS CONDITIONS

- Despite ongoing and widespread pessimism over the performance of the U.S. and Canadian economies, the Company continued to be encouraged by the performance of its business in the second quarter of 2001. Although costs for food and energy were higher, operating margins showed an overall improvement. Additionally, savings were realized from restaurant closures (see Site Developments below). The result was that income from restaurant operations for the quarter improved to CDN $1,099,000 in 2001 from CDN $146,000 in 2000, and loss before taxes decreased to CDN ($148,000) in 2001 from CDN ($1,036,000) in 2000. For the six months, income from restaurant operations has improved to CDN $2,210,000 compared to CDN $381,000 a year ago. Loss before taxes has decreased to CDN ($177,000) this year from CDN ($1,905,000) in 2000. The Company has not changed its expectation of a return to profitability in the current year.

FRANCHISE DEVELOPMENTS

- The Company continues to develop its franchising business. Two new franchises opened during the second quarter, with four more scheduled for the balance of the year.

SITE DEVELOPMENTS

- A new corporate location in downtown Chicago was opened during the quarter (April 11, 2001). Early sales and profitability have exceeded expectations.

- The unprofitable Franklin Mills location was closed on January 7, 2001 (see the Company's Form 10K for the year ended December 31, 2000 for more information).

- The unsuccessful Rainforest Cafe in Scarborough ON was also closed on January 7, 2001. The Company has restructured its agreement with Landry's Seafood, Inc. (parent of Rainforest Cafe, Inc.) whereby the all future commitments for additional Rainforest Restaurants are cancelled, Landry's assumed the Company's share of the Yorkdale location and the Company assumed Landry's share of the Vancouver location. The Company wrote-off its entire investment in the Rainforest Restaurant joint venture (see the Company's Form 10K for the year ended December 31, 2000 for more information). The Company continued to operate the Rainforest Cafe, located in Vancouver BC. This location is now scheduled to close on September 2,

     2001. The results for the thirteen and twenty-six weeks ended July 1, 2001 include operating figures the Vancouver Rainforest Restaurant unit only.

LONG TERM DEBT RE-NEGOTIATION

     On June 29, 2001, shareholders approved the issuance of 2,600,000 shares to General Electric Private Placement Partners II (GEIPPP II) under terms of a debt re-negotiation agreement. In exchange for the shares, GEIPPP II agreed to accept common shares in payment of $CDN 941,000 of accrued interest, reduce the interest rate on the debt from 8% to 6%, convert $US 5,000,000 of the debt to Common Shares over the next four years and modify the repayment schedule for the remainder of the debt.


                              RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 1, 2001 (UNAUDITED) VS.
THIRTEEN WEEKS ENDED JUNE 25, 2000 (UNAUDITED)

NET INCOME

For the thirteen weeks ended July 1, 2001, the Company's net loss before income taxes was CDN ($148,000) compared to CDN ($1,036,000) for the corresponding period in 2000. Loss per share, before income tax recovery, for the current period was CDN ($0.06), compared to CDN ($0.39) in 2000. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and Note 2 to the financial statements) reduced the Net Loss for the 2000 period to CDN ($803,000) (CDN ($0.30) per share). There was no recovery in the current period. The average number of shares outstanding was 2,595,000 in the current period and 2,645,000 in the 2000 period.

SALES

Sales during the thirteen weeks ended July 1, 2001 totaled CDN $11,930,000 and were nearly equal to the CDN $11,934,000 for the comparable period in 2000. The 2001 figure includes sales for the new Chicago Elephant & Castle location (opened April 11, 2001) and the sales for the Vancouver Rainforest Restaurant (see Site Developments, above). The 2000 figure includes sales for the Franklin Mills twin location (closed January 7, 2001) and the Company's share of sales from three Canadian rainforest restaurant locations (the Company wrote-off its entire investment in these locations as of December 31, 2000).

For the thirteen Canadian Elephant & Castle locations open throughout both periods, sales for the thirteen weeks ended July 1, 2001 totaled CDN $5,394,000 and were up 1.8% compared to the thirteen weeks ended June 25, 2000.

For the six US locations open throughout both periods, sales for the 2001 period were US $2,799,000 and were 6.0% down from the 2000 period, driven by a 22% decline at the Philadelphia, PA location.

The new Chicago location opened on April 11, 2001 and sales have consistently exceeded expectations.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 28.6% for the thirteen weeks ended July 1, 2001 compared to 29.4% for the thirteen weeks ended June 25, 2000. For the core business (excluding the Rainforest locations and the Franklin Mills location) the rate also decreased, from 29.2% to 28.8%.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased from 33.6% of sales in 2000 to 33.5% for the current period. For the core business, the rate increased slightly, from 32.8% to 33.1%.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses decreased as a percentage of sales from 29.6% in 2000 to 24.6% for the current period. For the core business, the decrease was from 25.1% to 23.4%.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased from 6.5% to 4.0%. Amortization of pre-opening costs for new restaurants in 2000 resulted in the higher figure in 2000. In dollar terms, depreciation and amortization decreased to CDN $477,000 in 2001 from CDN $733,000 in 2000.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 6.1% of sales in 2000 to 6.5% in the current period. In dollar terms the increase was from CDN $723,000 in the 2000 period to CDN $773,000 in the current period. Additional costs related to franchise openings comprised much of the increase.

INTEREST ON LONG TERM DEBT

Interest on long term debt was relatively stable at $CDN 474,000 in 2001 compared to CDN $459,000 in 2000. The moderate increase was due to new capital leases and currency conversion costs.

(LOSS) BEFORE TAXES

The Company incurred a loss before income taxes of CDN ($148,000) for the 2001 period compared to a loss of CDN ($1,036,000) for the 2000 period. As discussed above, the Company realized positive impacts from the closure of unprofitable locations and solid control of operating expenses. Core business operating margins improved in most key operating categories.

INCOME TAXES

Effective January 1, 2000, Generally Accepted Accounting Principles in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $233,000 in the thirteen weeks ended June 25, 2000. This had the effect of reducing the net loss to CDN $803,000. A future tax asset was not recognized in the current period. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

TWENTY-SIX WEEKS ENDED JULY 1, 2001 (UNAUDITED) VS.
TWENTY-SIX WEEKS ENDED JUNE 25, 2000 (UNAUDITED)

NET INCOME

For the twenty-six weeks ended July 1, 2001, the Company's net loss before income taxes was CDN ($177,000) compared to CDN ($1,905,000) for the corresponding period in 2000. Loss per share, before income tax recovery, for the current period was CDN ($0.07), compared to CDN ($0.72) in 2000. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and
Note 2 to the financial statements) reduced the Net Loss for the 2000 period to CDN $1,411,000 (CDN ($0.53) per share). There was no recovery in the current period. The average number of shares outstanding, after giving effect to the one for two share consolidation, decreased from 2,644,000 in 2000 to 2,595,000 for the current period.

SALES

Sales decreased 2.4% during the twenty-six weeks ended July 1, 2001 to CDN $23,245,000 from CDN $23,809,000 for the comparable period in 2000. The 2001 figure includes sales for the new Chicago Elephant & Castle location (opened April 11, 2001) and the sales for the Vancouver Rainforest Restaurant (see Site Developments, above). The 2000 figure includes sales for the Franklin Mills twin location (closed January 7, 2001) and the Company's share of sales from three Canadian Rainforest Restaurant locations (the Company wrote-off its entire investment in these locations as of December 31, 2000). The 2000 figure also includes sales for its Regina, Saskatchewan location, which closed at the end of March, 2000.

For the thirteen Canadian Elephant & Castle locations open throughout both periods, sales for the twenty-six weeks ended July 1, 2001 totaled CDN $10,739,000 and were up 5.5% compared to the twenty-six weeks ended June 25, 2000.

For the six US locations open throughout both periods, sales for the 2001 period were US $5,829,000 and were 1.6% down from the 2000 period, driven by a 16% decline at the Philadelphia, PA location and a smaller decrease at the Bloomington MN location. Other stores ranged from flat to plus 8%.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 28.5% for the twenty-six weeks ended July 1, 2001 compared to 29.3% for the twenty-six weeks ended June 25, 2000. For the core business (excluding the Rainforest locations and the Franklin Mills location) the rate also decreased from 29.3% to 28.7%.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased from 33.6% of sales in 2000 to 33.1% for the current period. For the core business, the decrease was from 32.9% to 32.8%.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses decreased as a percentage of sales from 29.3% in 2000 to 25.1% for the current period. Store closures, as mentioned above, contributed a large portion of the decrease. Improvements were also realized in the core business, however, as the rate dropped from 25.0% in 2000 to 23.7% in 2001.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 3.8% of sales for the current period from 6.2% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, was lower in the current period than in the comparable period in 2000. In dollar terms, depreciation and amortization decreased to CDN $881,000 in 2001 from CDN $1,488,000 in 2000.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 5.8% of sales in 2000 to 6.2% in the current period. In dollar terms, the increase was from CDN $1,368,000 to CDN $1,442,000 in the current period.

INTEREST ON LONG TERM DEBT

Interest on long term debt was relatively stable at CDN $945,000 in 2001 compared to CDN $918,000 in 2000. The moderate increase was due to new capital leases and currency conversion costs.

(LOSS) BEFORE TAXES

The Company incurred a loss before income taxes of CDN ($177,000) for the 2001 period compared to a loss of CDN ($1,905,000) for the 2000 period. As discussed above, the Company realized positive impacts from the closure of unprofitable locations and solid control of operating expenses. Core business operating margins improved in most key operating categories.

INCOME TAXES

Effective January 1, 2000, Generally Accepted Accounting Principles in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $494,000 in the twenty-six weeks ended June 25, 2000. This had the effect of reducing the net loss to CDN $1,411,000. A future tax asset was not recognized in the current period. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow for the twenty-six week period ended July 1, 2001 was CDN $759,000 compared to CDN ($119,000) for the twenty-six week period ended June 25, 2000. Changes in non-cash working capital items, principally a reduction of accounts payable, resulted in a net source of funds of CDN $858,000 in the current period, compared to a net use of funds of CDN ($382,000) a year ago. Construction of a new restaurant in Chicago, plus other minor capital expenditures, required CDN $2,205,000 in funds, compared to CDN $78,000 in 2000.

The Company's cash balance as of July 1, 2001 was CDN $246,000 compared to CDN $499,000 on June 25, 2000. The Company's current strategy for growth is to develop new corporately owned stores as internally generated funds allow, as well as adding franchised units. The new corporate unit in downtown Chicago opened on April 11, 2001. Three new franchises are scheduled to open within the next few months.

On June 29, 2001, shareholders approved the issuance of 2,600,000 shares to General Electric Private Placement Partners II (GEIPPP II) under terms of a debt re-negotiation agreement. In exchange for the shares, GEIPPP II agreed to accept common shares in payment of $CDN 941,000 of accrued interest, reduce the interest rate on the debt from 8% to 6%, convert $US 5,000,000 of the debt to Common Shares over the next four years and modify the repayment schedule for the remainder of the debt. As a result of this re-negotiation, the portion of the debt due to GEIPPP II within one year is US $375,000 (CDN $562,500). The Company anticipates it will be able to generate sufficient funds from its restaurant operations to meet all of its current cash requirements.

THIRTEEN WEEKS ENDED JUNE 25, 2000 (UNAUDITED) VS.
THIRTEEN WEEKS ENDED JUNE 27, 1999 (UNAUDITED)

NET INCOME

For the thirteen weeks ended June 25, 2000, the Company's net loss before income taxes was CDN $1,036,000 compared to CDN $2,084,000 for the corresponding period in 1999. Loss per share, before income tax recovery, for the 2000 period was CDN ($0.39), compared to CDN ($1.20) in 1999. The 1999 loss included a provision of CDN $887,000 for retiring allowances for senior executives. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and
Note 5 to the financial statements) reduced the Net Loss for the 2000 period to CDN $803,000 (CDN ($0.30) per share). There was no recovery in the 1999 period. The average number of shares outstanding, after giving effect to the one for two share consolidation, increased from 1,733,000 in 1999 to 2,645,000 for the 2000 period.

SALES

Sales increased 0.5% during the thirteen weeks ended June 25, 2000 to CDN $11,934,000 from CDN $11,875,000 for the comparable period in 1999. The 2000 figure included sales for two new locations: Rainforest (Yorkdale) ON (opened July 1, 1999); and Elephant & Castle (Toronto - Yonge Street) ON (opened December 10, 1999). The 1999 figure included sales for the Regina, Saskatchewan location (closed March 27, 2000).

For the twelve Canadian Elephant & Castle locations open throughout both periods, sales for the thirteen weeks ended June 25, 2000 totaled CDN $4,808,000 and were up 2.8% compared to the thirteen weeks ended June 27, 1999.

For the seven US locations open throughout both periods, sales for the 2000 period were US $3,212,000 and were 4.2% down from the 1999 period, driven by a 41% decline at the troubled Franklin Mills, PA location. The Company had thus far been unsuccessful in its attempts to remedy the situation in Franklin Mills.

Sales at the one Rainforest Cafe location open more than 18 months were down 21.3%, indicative of the continuing challenges facing the "eatertainment" segment of the restaurant industry. The trend of significant year on year sales decreases was expected to continue at the Rainforest locations.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, increased to 29.4% for the thirteen weeks ended June 25, 2000 compared to 28.8% for the thirteen weeks ended June 27, 1999, but were relatively stable with the 29.2% rate for the fourth quarter of 1999 and first quarter of 2000.

LABOUR AND BENEFITS COSTS

Labour and benefits increased from 32.8% of sales in 1999 to 33.6% for the 2000 period. Much of the increase occurred in stores with sales declines as these stores attempted to maintain acceptable levels of customer service and not exacerbate the sales situation.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales from 27.7% in 1999 to 29.6% for the 2000 period. Management's plan for 2000 included higher expenditures in advertising and promotion, particularly in the Rainforest locations. Approximately one half of the increase was related to these expenditures. Much of the balance was due to stable costs on declining revenues at several locations, particularly stores with fixed rental costs.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 6.1% of sales for the 2000 period from 8.1% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, was lower in the current period than in the comparable period in 1999. In dollar terms, depreciation and amortization decreased to CDN $733,000 in 2000 from CDN $957,000 in 1999.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased from 8.1% of sales in 1999 to 6.1% in the 2000 period. Reductions to these costs made in late 1999 and early in the current quarter were having a positive impact and were expected to continue to do so.

INTEREST ON LONG TERM DEBT

In February, 1999, the Company completed a US $1,265,000 (CDN $1,898,000) convertible debenture financing with a group of private investors. The US $ 2,000,000 (CDN $3,000,000) bridge loan from GEIPPP II was rolled into convertible debentures on identical terms, to give a total of US $3,265,000 (CDN $4,898,000) new debentures. In December 1999, agreement was reached with the debenture holders to convert US $1,582,500 (CDN $2,440,000) of these debentures to common shares. As a result, interest expense for the 2000 period decreased to CDN $459,000 from CDN $550,000 for the comparable period in 1999.

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

TWENTY-SIX WEEKS ENDED JUNE 25, 2000 (UNAUDITED) VS.
TWENTY-SIX WEEKS ENDED JUNE 27, 1999 (UNAUDITED)

NET INCOME

For the twenty-six weeks ended June 25, 2000, the Company's net loss before income taxes was CDN $1,905,000 compared to CDN $2,788,000 for the corresponding period in 1999. Loss per share, before income tax recovery, for the 2000 period was CDN ($0.72), compared to CDN ($1.64) in 1999. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and Note 5 to the financial statements) reduced the Net Loss for the 2000 period to CDN $1,411,000 (CDN ($0.53) per share). There was no recovery in the 1999 period. The average number of shares outstanding, after giving effect to the one for two share consolidation, increased from 1,703,000 in 1999 to 2,644,000 for the 2000 period.

SALES

Sales decreased 1.1% during the twenty-six weeks ended June 25, 2000 to CDN $23,809,000 from CDN $24,080,000 for the comparable period in 1999. The 2000 figure included sales for three new locations: Rainforest - Toronto (Scarborough) ON (opened February 4, 1999); Rainforest (Yorkdale) ON (opened July 1, 1999); and Elephant & Castle (Toronto - Yonge Street) ON (opened December 10, 1999). The Company closed its Regina, Saskatchewan location at the end of March, 2000.

For the twelve Canadian Elephant & Castle locations open throughout both periods, sales for the twenty-six weeks ended June 25, 2000 totaled CDN $9,302,000 and were up 0.2% compared to the twenty-six weeks ended June 27, 1999.

For the seven US locations open throughout both periods, sales for the 2000 period were US $6,461,000 and were 8.3% down from the 1999 period, driven by a 45% decline at the troubled Franklin Mills, PA location. The Company had thus far been unsuccessful in its attempts to remedy the situation in Franklin Mills.

Sales at the one Rainforest Cafe location open more than 18 months were down 23.5%, indicative of the continuing challenges facing the "eatertainment" segment of the restaurant industry. The trend of significant year on year sales decreases was expected to continue at the Rainforest locations.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, increased to 29.3% for the twenty-six weeks ended June 25, 2000 compared to 28.7% for the twenty-six weeks ended June 27, 1999, but had been stable since October, 1999.

LABOUR AND BENEFITS COSTS

Labour and benefits increased from 32.5% of sales in 1999 to 33.6% for the 2000 period. Much of the increase occurred in stores with sales declines as these stores attempted to maintain acceptable levels of customer service and not exacerbate the sales situation.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales from 26.8% in 1999 to 29.3% for the 2000 period. Management's plan for 2000 included higher expenditures in advertising and promotion, particularly in the Rainforest locations. Approximately one half of the increase is related to these expenditures. Much of the balance was due to stable costs on declining revenues at several locations, particularly stores with fixed rental costs.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 6.3% of sales for the 2000 period from 7.8% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, was lower in the 2000 period than in the comparable period in 1999. In dollar terms, depreciation and amortization decreased to CDN $1,488,000 in 2000 from CDN $1,873,000 in 1999.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased from 7.8% of sales in 1999 to 5.8% in the 2000 period. Reductions to these costs made in late 1999 and early in the 2000 period were having a positive impact and were expected to continue to do so.

INTEREST ON LONG TERM DEBT

In February, 1999, the Company completed a US $1,265,000 (CDN $1,898,000) convertible debenture financing with a group of private investors. The US $ 2,000,000 (CDN $3,000,000) bridge loan from GEIPPP II was rolled into convertible debentures on identical terms, to give a total of US $3,265,000 (CDN $4,898,000) new debentures. In December 1999, agreement was reached with the debenture holders to convert US $1,582,500 (CDN $2,440,000) of these debentures to common shares. As a result, interest expense for the 2000 period decreased to CDN $918,000 from CDN $1,057,000 for the comparable period in 1999.

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

              None

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

              None

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On June 29, 2001, shareholders approved the issuance of 2,600,000 shares to General Electric Private Placement Partners II (GEIPPP
              II) under terms of a debt re-negotiation agreement. In exchange for the shares, GEIPPP II agreed to accept common shares in payment of $CDN 941,000 of accrued interest, reduce the interest rate on the debt from 8% to 6%, convert $US 5,000,000 of the debt to Common Shares over the next four years and modify the repayment schedule for the remainder of the debt.


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

                          ELEPHANT & CASTLE GROUP INC.
                                  (Registrant)

Date  August 10, 2001               /s/ Richard Bryant
                                    -------------------------------------------
                                        Richard Bryant, President & C.E.O.

Date  August 10, 2001               /s/ Daniel DeBou
                                    -------------------------------------------
                                        Daniel DeBou, Chief Accounting Officer