Form 10-Q
period 2001-09-30
ELEPHANT & CASTLE GROUP INC
filed 2001-11-08
CIK 899849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 2001
                               -------------------------------------------------

/   /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to  _______________________

Commission file number      33-60612
                       ---------------------------------------------------------

                             ELEPHANT & CASTLE GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        BRITISH COLUMBIA                                      NOT APPLICABLE
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

SUITE 1200, 1190 HORNBY STREET, VANCOUVER, BC, CANADA                  V6Z 2K5
---------------------------------------------------------             ----------
(Address of principal executive offices)                              (Zip Code)

(Issuer's telephone number)    (604) 684-6451
                            ----------------------------------------------------

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

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.           / X / Yes      /   / No

                          APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Shares at September 30, 2001:  2,594,599
--------------------------------------------------------------------------------

                          ELEPHANT & CASTLE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                CANADIAN DOLLARS
                                   (UNAUDITED)

                                                      September 30,           September 24,           December 31,
                                                          2001                    2000                    2000
ASSETS
Current
   Cash                                                    917,000                 951,000              1,725,000
   Accounts Receivable                                     677,000                 881,000                670,000
   Inventory                                               513,000                 791,000                507,000
   Deposits & Prepaids                                     379,000                 243,000                368,000
   Pre-Opening Costs                                        77,000                  13,000                      0
                                                   ----------------      ------------------      -----------------
                                                         2,563,000               2,879,000              3,270,000

Fixed Assets                                            12,088,000              20,973,000             10,907,000
Goodwill                                                 1,836,000               1,899,000              1,882,000
Deferred Income Taxes                                    2,722,000               2,607,000              2,722,000
Other Assets                                             1,912,000               1,547,000                984,000
                                                   ----------------      ------------------      -----------------
                                                        21,121,000              29,905,000             19,765,000
                                                   ----------------      ------------------      -----------------

LIABILITIES
Current
   Accounts Payable                                      6,020,000               6,938,000              6,546,000
   Current Portion of Long Term Debt                       806,000                  66,000              1,739,000
                                                   ----------------      ------------------      -----------------
                                                         6,826,000               7,004,000              8,285,000

Long Term Debt                                           9,611,000              15,701,000             14,443,000
                                                   ----------------      ------------------      -----------------
                                                        16,437,000              22,705,000             22,728,000
                                                   ----------------      ------------------      -----------------

SHAREHOLDERS' EQUITY
Capital Stock                                           17,812,000              15,969,000             15,966,000
Other Capital                                            6,819,000                 250,000                356,000
Currency Translation Adjustment                         (1,172,000)               (486,000)              (596,000)
Retained Earnings (Deficit)                            (18,775,000)             (8,533,000)           (18,689,000)
                                                   ----------------      ------------------      -----------------
                                                         4,684,000               7,200,000             (2,963,000)
                                                   ----------------      ------------------      -----------------
                                                       $21,121,000             $29,905,000            $19,765,000
                                                   ----------------      ------------------      -----------------


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                CANADIAN DOLLARS
                                   (UNAUDITED)

                                                           Thirteen Weeks Ended                        Thirty Nine Weeks Ended
                                                    September 30,         September 24,           September 30,        September 24,
                                                        2001                 2000                      2001                 2000

SALES                                                $12,284,000           $12,857,000             $35,529,000          $36,666,000
                                                -----------------      ----------------        ----------------     ----------------

RESTAURANT EXPENSES
  Food and Beverage Costs                              3,528,000             3,702,000              10,151,000           10,668,000
  Restaurant operating expenses
    Labour                                             3,992,000             4,191,000              11,696,000           12,199,000
    Occupancy and other                                3,064,000             3,441,000               8,891,000           10,406,000
  Depreciation and Amortization                          484,000               677,000               1,365,000            2,165,000
                                                -----------------      ----------------        ----------------     ----------------
                                                      11,068,000            12,011,000              32,103,000           35,438,000
                                                -----------------      ----------------        ----------------     ----------------

INCOME FROM RESTAURANT OPERATIONS                      1,216,000               846,000               3,426,000            1,228,000

GENERAL AND ADMINISTRATIVE EXPENSES                      763,000               704,000               2,205,000            2,072,000
INTEREST ON LONG TERM DEBT                               362,000               459,000               1,307,000            1,378,000
                                                -----------------      ----------------        ----------------     ----------------

INCOME (LOSS) BEFORE INCOME TAXES                         91,000              (317,000)                (86,000)          (2,222,000)

INCOME TAX (RECOVERY)                                          0               (68,000)                      0             (562,000)

NET INCOME (LOSS) FOR THE PERIOD                         $91,000             $(249,000)               $(86,000)         $(1,660,000)
                                                -----------------      ----------------        ----------------     ----------------




Average number of shares outstanding                   2,595,000             2,595,000               2,595,000            2,627,000

Earnings per share - basic                                 $0.04                $(0.10)                 $(0.03)              $(0.63)
                   - fully diluted                         $0.02                 n/a                     n/a                  n/a


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                CANADIAN DOLLARS
                                   (UNAUDITED)

                                                                        Thirty Nine Weeks Ended
                                                                   September 30,              September 24,
                                                                       2001                    2000

OPERATING ACTIVITIES

NET INCOME (LOSS)                                                       (86,000)             (1,660,000)
   Add: Items not involving cash                                      1,480,000               1,878,000
                                                                ----------------        ----------------
                                                                      1,394,000                 218,000
                                                                ----------------        ----------------

CHANGES IN NON-CASH WORKING CAPITAL
   Accounts receivable                                                   (7,000)                (18,000)
   Inventory                                                             (6,000)                271,000
   Deposits and prepaid expenses                                        (11,000)                176,000
   Accounts payable and accrued liabilities                             415,000                (505,000)
                                                                ----------------        ----------------
                                                                        391,000                 (76,000)
                                                                ----------------        ----------------

                                                                ----------------        ----------------
                                                                      1,785,000                 142,000
                                                                ----------------        ----------------

INVESTING ACTIVITIES
   Acquisition of fixed assets                                       (2,484,000)               (161,000)
   Acquisition of other assets, including pre-
           opening costs                                               (138,000)                (19,000)
                                                                ----------------        ----------------
                                                                     (2,622,000)               (180,000)
                                                                ----------------        ----------------

FINANCING ACTIVITIES
   Deferred finance charges                                                   0                       0
   Proceeds from long-term debt                                          72,000                  53,000
   Repayment of long-term debt                                          (43,000)                (78,000)
                                                                ----------------        ----------------
                                                                         29,000                 (25,000)
                                                                ----------------        ----------------

(DECREASE) IN CASH DURING PERIOD                                       (808,000)                (63,000)

CASH AT BEGINNING OF PERIOD                                           1,725,000               1,014,000
                                                                ----------------        ----------------
CASH AT END OF PERIOD                                                  $917,000                $951,000
                                                                ----------------        ----------------


                        See notes to financial statements

                             ELEPHANT & CASTLE GROUP INC.
              CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  CANADIAN DOLLARS
                                     (UNAUDITED)

                                                                     Thirty Nine Weeks Ended
                                                              September 30,               September 24,
                                                                  2001                        2000

Balance at beginning of period, as
      originally stated                                        $(2,963,000)                 $6,793,000
Retroactive application of change in
      Canadian GAAP (note 2)                                             0                  $2,045,000
                                                           ----------------             ---------------
Balance at beginning of period, as restated                    $(2,963,000)                 $8,838,000
   Equity element of re-negotiated
        convertible debentures                                   6,463,000                           0
   Issue of shares:
        for services                                                     0                      18,000
        for interest                                               941,000                           0
        on re-negotiation of debentures                            905,000                           0
   Cancellation of shares                                                0                    (128,000)
   Currency translation adjustment                                (576,000)                    132,000
   Net loss                                                        (86,000)                 (1,660,000)
                                                           ----------------             ---------------
Balance at end of period                                        $4,684,000                  $7,200,000
                                                           ----------------             ---------------


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                         NOTES TO FINANCIAL STATEMENTS
       THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000
                                CANADIAN DOLLARS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

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

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2001 and September 24, 2000 and the consolidated results of operations, the consolidated statement of cash flow and shareholders' equity for the thirty-nine weeks then ended. The results of operations for the interim periods are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

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

3.   LOCATIONS

     These financial statements include the results of operations for a new location in Chicago IL (opened April 11, 2001). The comparative financial statements for 2000 include the results of operations for the Franklin Mills PA location (closed January 7, 2001) and Regina SK (closed March 31,
     2000). The 2000 statements also include the Company's share of results of operations for its Rainforest Restaurants joint venture. The Company wrote-off its entire investment in this joint venture on December 31, 2000. (See the Company's December 31, 2000 Form 10-K for additional information.) The Scarborough ON location was closed on January 7, 2001 and the joint venture partner assumed the operation of the Yorkdale ON location. The Company continued to operate the Rainforest Cafe located in Vancouver BC. This location was closed on September 2, 2001. Revenues and expenses for the thirteen weeks ended April 1, 2001 for this location were excluded from the Statement of Operations for that quarter and disclosed separately in the notes to the financial statements. Revenues and expenses for this location have now been included in the Statements of Operations for both the thirteen and the thirty-nine week periods ended September 30, 2001.

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

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10K for the Year Ended December 31, 2000, as filed with the Securities and Exchange Commission):

                                               THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                             SEPT. 30,         SEPT. 24,            SEPT. 30,         SEPT. 24,
                                               2001              2000                 2001               2000
          NET INCOME (LOSS)
               - CANADA                         $91              $(249)               $(86)            $(1,660)

          ADJUSTMENTS:

          AMORTIZATION OF LEASEHOLD
            IMPROVEMENT COSTS                   (15)               (15)                (45)                (45)
          PRE-OPENING COSTS                      32                 18                 (77)                157
          DIVIDEND ON PAID-IN CAPITAL            (0)                (0)                 (0)                 (0)
          RECOGNITION OF NON-CAPITAL
            LOSS CARRY FORWARDS                   0                  0                   0                   0
                                               ----              -----               -----             -------
          NET INCOME (LOSS)
               - UNITED STATES                 $108              $(246)              $(208)            $(1,548)
                                               ----              -----               -----             -------
          NET LOSS PER COMMON SHARE

          CANADA - BASIC                      $0.04             $(0.10)             $(0.03)             $(0.63)
                 - DILUTED                    $0.02                N/A                 N/A                 N/A

          UNITED STATES - BASIC               $0.04             $(0.10)             $(0.08)             $(0.59)
                        - DILUTED             $0.02                N/A                 N/A                 N/A

          AVERAGE NUMBER OF COMMON
            SHARES OUTSTANDING:           2,595,000          2,595,000           2,595,000           2,627,000

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

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         None

         REPORTS ON FORM 8-K

         None

                          ELEPHANT & CASTLE GROUP INC.
                                QUARTERLY REPORT
            THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS CONDITIONS

o The Company continued to be encouraged by the performance of its business in the third quarter of 2001, despite ongoing and widespread pessimism over the performance of the U.S. and Canadian economies. Although the tragic events of September 11th had a significant impact on sales and operating margins, the Company was profitable for the quarter.

     The Company continues to realize savings from restaurant closures (see Site Developments below). The result was that income from restaurant operations for the quarter improved to CDN $1,216,000 in 2001 from CDN $846,000 in 2000, and income before taxes was CDN $91,000 in 2001 compared to a loss before taxes of CDN ($317,000) in 2000. For the nine months, income from restaurant operations has improved to CDN $3,426,000 compared to CDN $1,228,000 a year ago. Loss before taxes has decreased to CDN ($86,000) this year from CDN ($2,222,000) in 2000. The Company has not changed its expectation of a return to profitability in the current year.

FRANCHISE DEVELOPMENTS

o The Company continues to develop its franchising business. Two new franchises opened during the third quarter, with two more scheduled for the balance of the year, bringing the number of new franchises opened during the year to five.

SITE DEVELOPMENTS

o A new corporate location in downtown Chicago was opened on April 11, 2001. Early sales and profitability have exceeded expectations.

o The unprofitable Franklin Mills location was closed on January 7, 2001 (see the Company's Form 10K for the year ended December 31, 2000 for more information).

o The unsuccessful Rainforest Cafe in Scarborough ON was also closed on January 7, 2001. The Company has restructured its agreement with Landry's Seafood, Inc. (parent of Rainforest Cafe, Inc.) whereby all future commitments for additional Rainforest Restaurants are cancelled, Landry's assumed the Company's share of the Yorkdale location and the Company assumed Landry's share of the Vancouver location. The Company wrote-off its entire investment in the Rainforest Restaurant joint venture (see the Company's Form 10K for the year ended December 31, 2000 for more information). The Company continued to operate the Rainforest Cafe, located in Vancouver BC until its closure on September 2, 2001. The results for the thirteen and thirty-nine weeks ended September 30, 2001 include operating figures for the Vancouver Rainforest Restaurant unit only.

SYSTEM SALES

     System sales (the total sales of both corporately owned and franchised restaurants) for the Elephant & Castle brand grew by 17.2% in the quarter and 10.9% in the year to date to CDN $12,703,000 and CDN $34,480,000 respectively.

LONG TERM DEBT RE-NEGOTIATION

     On June 29, 2001, shareholders approved the issuance of 2,600,000 shares to General Electric Private Placement Partners II (GEIPPP II) under terms of a debt re-negotiation agreement. In exchange for the shares, GEIPPP II agreed to accept common shares in payment of CDN $941,000 of accrued interest, reduce the interest rate on the debt from 8% to 6%, convert US $5,000,000 of the debt to Common Shares over the next four years at prices based on future earnings performance, and modify the repayment schedule for the remainder of the debt. This agreement is expected to close before the end of the year.

                              RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2001 (UNAUDITED) VS. THIRTEEN WEEKS ENDED SEPTEMBER 24, 2000 (UNAUDITED)

NET INCOME

For the thirteen weeks ended September 30, 2001, the Company recorded a net income before income taxes of CDN $91,000 compared to a net loss of CDN ($317,000) for the corresponding period in 2000. Income per share for the 2001 period was CDN $0.04 compared to CDN ($0.12) in 2000. On a fully diluted basis, the income per share for the current period was CDN $0.02. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and Note 2 to the financial statements) reduced the Net Loss for the 2000 period to CDN ($249,000) (CDN ($0.10) per share). There was no income tax in the current period. The average number of shares outstanding was 2,595,000 in the current period and 2,595,000 in the 2000 period.

SALES

Sales decreased 4.5% during the thirteen weeks ended September 30, 2001 to CDN $12,284,000 from CDN $12,857,000 for the comparable period in 2000. The 2001 figure includes sales for the new Chicago Elephant & Castle location (opened April 11, 2001) and the sales for the Vancouver Rainforest Restaurant (see Site Developments, above).

The 2000 figure includes sales for the Franklin Mills twin location (closed January 7, 2001) and the Company's share of sales from three Canadian rainforest restaurant locations (the Company wrote-off its entire investment in these locations as of December 31, 2000).

For the thirteen Canadian E&C locations open throughout both periods, sales for the thirteen weeks September 30, 2001 totaled CDN $5,392,000 and were down 1.2% compared to the thirteen weeks ended September 24, 2000.

For the six US locations open throughout both periods, sales for the 2001 period were US $2,896,000 and were down 9.4% compared with the prior period, driven by a 20% decline at the Philadelphia PA location, and the impact of the tragedy of September 11.

Sales at the new Chicago location continue to exceed expectations.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, improved slightly to 28.7% for the thirteen weeks ended September 30, 2001, compared to 28.8% for the thirteen weeks ended September 24, 2000.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased marginally from 32.6% of sales in 2000 to 32.5% in the 2001 period.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses also decreased as a percentage of sales, from 26.8% in 2000 to 24.9% in the 2001 period.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 3.9% of sales for the 2001 period from 5.3% last year. In dollar terms, depreciation and amortization decreased to CDN $484,000 in 2001 from CDN $677,000 in 2000.

INCOME FROM RESTAURANT OPERATIONS

As a result of the above factors, income from restaurant operations, as a percentage of sales, increased from 6.6% for the thirteen weeks ended September 24, 2000 to 9.9% for the 2001 period. In dollars terms, the increase was from CDN $846,000 to CDN $1,216,000.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 5.5% of sales in 2000 to 6.2% in the 2001 period. In dollar terms the increase was from CDN $704,000 in the 2000 period to CDN $763,000 in the current period. Additional costs related to franchise openings comprised much of the difference.

INTEREST ON LONG TERM DEBT

Interest on long term debt decreased to CDN $362,000 for the thirteen weeks ended September 30, 2001, compared to CDN $459,000 for the comparable period in 2000. The decrease was attributable to the re-negotiation of long term debt with General Electric Private Placement Partners II (see Note 7 to the financial statements).

INCOME (LOSS) BEFORE TAXES

The Company had income before income taxes of CDN $91,000 for the 2001 period compared to a loss of CDN ($317,000) for the 2000 period. As discussed above, the Company realized positive impacts from the closure of unprofitable locations and solid control of operating expenses.

INCOME TAXES

Effective January 1, 2000, Accounting Principles Generally Accepted in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $68,000 in the thirteen weeks ended September 24, 2000. This had the effect of reducing the net loss to CDN ($249,000). In 2001 the Company has incurred a year to date loss, did not record future tax assets earlier in the year and therefore had no current tax liability in the current thirteen week period. The Company also has loss carry-forwards that will reduce its effective tax rate in future periods.

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001 (UNAUDITED) VS. THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000 (UNAUDITED)

NET INCOME

For the thirty-nine weeks ended September 30, 2001, the Company's net loss before income tax was CDN ($86,000) compared to CDN ($2,222,000) for the corresponding period in 2000. Loss per share for the 2001 period was CDN ($0.03), compared to ($0.85) in 2000. A change in Accounting Principles Generally Accepted in Canada (see Income Taxes, below, and Note 2 to the financial statements) reduced the Net Loss for the 2000 period to CDN $1,660,000 (CDN ($0.63) per share). There was no recovery in the current period. The average number of shares outstanding, after giving effect to the one for two share consolidation, decreased from 2,627,000 in 2000 to 2,595,000 for the current period.

SALES

Sales decreased 3.1% during the thirty-nine weeks ended September 30, 2001 to CDN $35,529,000 from CDN $36,666,000 for the comparable period in 2000. The 2001 figure includes sales for the new Chicago Elephant & Castle location (opened April 11, 2001) and the sales for the Vancouver Rainforest Restaurant (see Site Developments, above). The 2000 figure includes sales for the Franklin Mills twin location (closed January 7, 2001) and the Company's share of sales from three Canadian rainforest restaurant locations (the Company wrote-off its entire investment in these locations as of December 31, 2000).

For the thirteen Canadian E&C locations open throughout both periods, sales for the thirty-nine weeks ended September 30, 2001 totaled CDN $16,131,000 and were up 3.2% compared to the thirty-nine weeks ended September 24, 2000.

For the six US locations open throughout both periods, sales for the 2001 period were US $8,725,000 and were 4.3% lower than the prior period. A 17% decrease at the Philadelphia location was the major contributor to the decrease.

Sales at the new Chicago location have exceeded expectations.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, improved to 28.6% for the thirty-nine weeks ended September 30, 2001, compared to 29.1% for the thirty-nine weeks ended September 24, 2000. For the core business (excluding the rainforest locations and the Franklin Mills location) the rate improved slightly, to 28.7% in the current year from 28.8% in 2000.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased from 33.3% of sales in 2000 to 32.9% in the 2001 period. For the core business the rate increased marginally, from 32.6% to 32.7%.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses decreased as a percentage of sales from 28.4% in 2000 to 25.0% in the 2001 period. For the core business the rate decreased from 24.0% to 23.6%.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 3.8% of sales for the 2001 period from 5.9% last year. In dollar terms, the depreciation and amortization expense decreased from CDN $2,165,000 to CDN $1,365,000.

INCOME FROM RESTAURANT OPERATIONS

As a result of the above factors, income from restaurant operations, as a percentage of sales, increased from 3.4% for the thirty-nine weeks ended September 24, 2000 to 9.6% for the 2001 period. In dollars terms, the increase was from CDN $1,228,000 to CDN $3,426,000.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 5.7% of sales in 2000 to 6.2% in the 2001 period. In dollar terms the increase was from CDN $2,072,000 in the 2000 period to CDN $2,205,000 in the current period. Additional costs related to franchise openings comprised much of the difference.

INTEREST ON LONG TERM DEBT

Interest on long term debt decreased to CDN $1,307,000 for the thirty-nine weeks ended September 30, 2001, compared to CDN $1,378,000 for the comparable period in 2000. The decrease was attributable to the re-negotiation of long term debt with General Electric Private Placement Partners II (see Note 7 to the financial statements).

(LOSS) BEFORE INCOME TAXES

The Company had a loss before income taxes of CDN ($86,000) for the 2001 period compared to a loss of CDN ($2,222,000) for the 2000 period. As discussed above, the Company realized positive impacts from the closure of unprofitable locations and solid control of operating expenses. Core business operating margins improved in most key operating categories.

INCOME TAXES

Effective January 1, 2000, Accounting Principles Generally Accepted in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $562,000 in the thirty-nine weeks ended September 24, 2000. This had the effect of reducing the net loss to CDN ($1,660,000). In 2001 the Company has incurred a small year to date loss, but has not recorded a future tax asset against this loss. The Company has loss carry-forwards that will reduce its effective tax rate in future periods.

THIRTEEN WEEKS ENDED SEPTEMBER 24, 2000 (UNAUDITED) VS. THIRTEEN WEEKS ENDED SEPTEMBER 26, 1999 (UNAUDITED)

NET INCOME

For the thirteen weeks ended September 24, 2000, the Company's net loss before income taxes was CDN $317,000 compared to CDN $1,719,000 for the corresponding period in 1999. Loss per share, before income tax recovery, for the 2000 period was CDN ($0.12), compared to CDN ($0.97) in 1999. The 1999 loss included a provision of CDN $775,000 for settlement of a legal matter.

A change in Accounting Principles Generally Accepted in Canada (see Income Taxes, below, and Note 5 to the financial statements) reduced the Net Loss for the 2000 period to CDN $249,000 (CDN ($0.10) per share). The 1999 period did include an income tax provision of CDN $125,000 for settlement of a tax dispute. The average number of shares outstanding, after giving effect to a March, 2000 one for two share consolidation, increased from 1,773,000 in 1999 to 2,595,000 for the 2000 period. Per share amounts reflect the reverse split in both periods.

The Core business showed a small profit of CDN $93,000 in the 2000 quarter compared to a loss in 1999 of CDN $1,439,000. The 1999 figure includes the legal settlement discussed above.

SALES

Overall sales decreased 5.2% during the thirteen weeks ended September 24, 2000 to CDN $12,857,000 from CDN $ 13,555,000 for the comparable period in 1999.

Sales for the core business were CDN $10,251,000, an increase of 2.7% over 1999. (Same store sales for the core business declined a marginal 0.3%).

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

LABOUR AND BENEFITS COSTS

Labour and benefits increased from 31.8% of sales in 1999 to 32.6% for the 2000 period. Much of the increase occurred in stores with sales declines as these stores attempted to maintain acceptable levels of customer service and not exacerbate the sales situation. Core business results showed a similar increase.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses decreased as a percentage of sales from 27.4% in 1999 to 26.8% for the 2000 period. The Core business improved at an even greater rate, with the percentage dropping from 24.3% to 22.4%.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 5.3% of sales for the 2000 period from 6.8% in 1999. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, was lower in the 2000 period than in the comparable period in 1999. In dollar terms, depreciation and amortization decreased to CDN $677,000 in 2000 from CDN $924,000 in 1999.

As a percentage of sales, the Core business has a lower overall rate. The rate was relatively stable at 4.3% in the 2000 quarter compared to 4.4% in 1999.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased from 6.4% of sales in 1999 to 5.5% in the 2000 period. Reductions to these costs made in late 1999 and earlier in the 2000 year were having a positive impact. The Core business rate dropped from 9.6% to 7.1%.

INTEREST ON LONG TERM DEBT

In February, 1999, the Company completed a US $1,265,000 (CDN $1,898,000) convertible debenture financing with a group of private investors. The
US $2,000,000 (CDN $3,000,000) bridge loan from GEIPPP II was rolled into convertible debentures on identical terms, to give a total of US $3,265,000 (CDN $4,898,000) new debentures. In December 1999, agreement was reached with the debenture holders to convert US $1,582,500 (CDN $2,440,000) of these debentures to common shares. As a result, interest expense for the current 2000 decreased to CDN $459,000 from CDN $553,000 for the comparable period in 1999.

(LOSS) BEFORE INCOME TAXES

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

INCOME TAXES

Effective January 1, 2000, Accounting Principles Generally Accepted in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $68,000 in the thirteen weeks ended September 24, 2000. This had the effect of reducing the net loss to CDN $249,000. A future tax asset was not recognized in the comparable period of 1999. The 1999 period did, however, include a tax provision of CDN $125,000 for the settlement of an income tax dispute dating back to 1989. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000 (UNAUDITED) VS. THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1999 (UNAUDITED)

NET INCOME

For the thirty-nine weeks ended September 24, 2000, the Company's net loss before income taxes was CDN $2,222,000 compared to CDN $4,507,000 for the corresponding period in 1999. Loss per share, before income tax recovery, for the 2000 period was CDN ($0.85), compared to CDN ($2.61) in 1999. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and
Note 5 to the financial statements) reduced the Net Loss for the 2000 period to CDN $1,660,000 (CDN ($0.63) per share). There was no recovery in the 1999 period. The 1999 period did include an income tax provision of CDN $125,000 for settlement of a tax dispute. The average number of shares outstanding, after giving effect to the one for two share consolidation, increased from 1,726,000 in 1999 to 2,627,000 for the 2000 period.

The Core business incurred a pre-tax loss of CDN $(622,000) compared to CDN $(3,161,000) in 1999.

SALES

Overall sales decreased 2.6% during the thirty nine weeks ended September 24, 2000 to CDN $36,666,000 from CDN $37,635,000 for the comparable period in 1999.

Sales for the core business were CDN $29,457,000, an increase of 2.6% over 1999. (Same store sales for the core business declined 0.8%).

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

LABOUR AND BENEFITS COSTS

Labour and benefits increased from 32.4% of sales in 1999 to 33.3% for the 2000 period. Much of the increase occurred in stores with sales declines as these stores attempted to maintain acceptable levels of customer service and not exacerbate the sales situation. Core business rates increased similarly from 31.4% to 32.6%.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales from 27.0% in 1999 to 28.4% for the 2000 period. Management's plan for 2000 included higher expenditures in advertising and promotion, particularly in the Rainforest locations. Approximately one half of the increase is related to these expenditures. Much of the balance is due to stable costs on declining revenues at several locations, particularly stores with fixed rental costs. Core business costs decreased as a percentage of sales from 24.6% in 1999 to 24.1% in 2000.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 5.9% of sales for the 2000 period from 7.4% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, was lower in the 2000 period than in the comparable period in 1999. In dollar terms, depreciation and amortization decreased to CDN $2,165,000 in 2000 from CDN $2,797,000 in 1999. Core business rates remained at 4.6% of sales.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased from 7.9% of sales in 1999 to 5.7% in the 2000 period. Reductions to these costs made in late 1999 and early in the 2000 period were having a positive impact and are expected to continue to do so. For the Core business, the decrease was from 9.7% to 7.3%.

INTEREST ON LONG TERM DEBT

In February, 1999, the Company completed a US $1,265,000 (CDN $1,898,000) convertible debenture financing with a group of private investors. The US $ 2,000,000 (CDN $3,000,000) bridge loan from GEIPPP II was rolled into convertible debentures on identical terms, to give a total of US $3,265,000 (CDN $4,898,000) new debentures. In December 1999, agreement was reached with the debenture holders to convert US $1,582,500 (CDN $2,440,000) of these debentures to common shares. As a result, interest expense for the 2000 period decreased to CDN $1,378,000 from CDN $1,610,000 for the comparable period in 1999.

(LOSS) BEFORE INCOME TAXES

The Company incurred a loss before income taxes of CDN ($2,222,000) for the 2000 period compared to a loss of CDN ($4,507,000) for the 1999 period. . The 1999 figure included CDN $250,000 in restaurant closing costs, CDN $775,000 for settlement of a legal case, and CDN $887,000 in retiring allowances. The 1999 loss excluding these items would have been CDN $2,595,000. As discussed above, the reduction in the loss for 2000 was due to the positive impacts of reduced depreciation and amortization charges, lower general and administrative expenses and decreased interest costs, partially offset by lower sales and higher cost percentages for product, labour and other operating costs. The Core business showed a loss before income taxes of CDN $(622,000) compared to CDN $(4,021,000) in 1999.

INCOME TAXES

Effective January 1, 2000, Accounting Principles Generally Accepted in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $562,000 in the thirty-nine weeks ended September 24, 2000. This had the effect of reducing the net loss to CDN $1,660,000. A future tax asset was not recognized in the comparable period of 1999. The 1999 period did, however, include a tax provision of CDN $125,000 for the settlement of an income tax dispute dating back to 1989. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

FINANCIAL CONDITION AND OTHER ITEMS

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has cash balances of nearly CDN $1.0 million. The nature of the restaurant business is that sales are received predominantly in cash, inventories are turned quickly, and purchases are made predominantly on terms. As a result, accounts payable exceed inventories, accounts receivable and other current assets. This applies in the Company's situation, and the Company continues to meet its day to day operating requirements on a timely basis.

Aside from its day to day requirements, the Company's mose immediate cash requirement is to provide capital to maintain its existing operations and fund the construction of new locations. The Company's growth strategy is to focus on strengthening the profitability of existing operations and leveraging the brands' strength through franchising and through corporate store growth to the extent deliverable from internally generated cash flow. For the thirty-nine weeks ended September 30, 2001 this cash flow totaled CDN $1,394,000. This was an improvement of almost CDN $1.2 million from the comparable period of 2000. The Company does not anticipate the need for additional external funding to meet its current plans and commitments.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

From time to time the Company makes written and verbal forward-looking statements, including in this quarterly report. Such forward-looking statements may include comments with respect to results of operations, business plans and financial condition. By their very nature, forward-looking statements involve risks and uncertainties. The Company cautions the reader not to place undue reliance on forward-looking statements due to a number of factors, including changes in economic conditions such as inflation rates, interest rates and currency values; and the effects of competition in the geographic areas where the Company operates. The Company cautions that the foregoing list of factors is not exhaustive. Investors should carefully consider the foregoing factors and other uncertainties when relying on forward-looking statements to make decisions with respect to the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ELEPHANT & CASTLE GROUP INC.
-------------------------------------------------------------------------------
                                  (Registrant)

Date NOVEMBER 6, 2001                   /s/ Richard Bryant
     --------------------------         ---------------------------------------
                                        Richard Bryant, President & C.E.O.

Date NOVEMBER 6, 2001                   /s/ Daniel DeBou
     --------------------------         ---------------------------------------
                                        Daniel DeBou, Chief Accounting Officer