Form 10-K
period 2001-12-30
ELEPHANT & CASTLE GROUP INC
filed 2002-03-28
CIK 899849

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K
                                    ---------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001
                           COMMISSION FILE NO. 1-12134
                              CUSIP NO. 286199-20-3


                          ELEPHANT & CASTLE GROUP INC.
                         (Name of Small Business Issuer)
                         -------------------------------


Province of British Columbia                        Not Applicable
----------------------------                        --------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation)                                      Number)


1190 Hornby Street
Vancouver, B.C. CANADA                               V6Z 2K5
----------------------                               -------
(Address of principal execucutive                    (Zip Code)
offices)

Registrant's telephone number including area code: (604) 684-6451

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 13 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.  YES  X    NO
                          -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Issuer's revenues during the fiscal year ended December 30, 2001: CDN $46,833,000 (converts at applicable exchange rates to U.S. $30,238,000).

Aggregate market value of voting stock held by non-affiliates of the Registrant as at March 15, 2002: U.S. $2,275,000 (CDN $3,628,000).

Number of shares outstanding of Issuer's Common Stock as of December 30, 2001:
5,169,604.

Securities registered pursuant to Section 12(b) of the Act:

     None.

Securities registered pursuant to Section 12(g) of the Act:

                                            OTCBB        Number of
      Title of Each Class                   Symbol   Shares Outstanding
      -------------------                   ------   ------------------
Common Stock, without par value             PUBSF      5,169,604 (a)

(a) Calculated as of March 15, 2002

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

ITEM 1   DESCRIPTION OF BUSINESS

a.   GENERAL

     The Company owns and operates pub and casual dining restaurants in the United States and Canada and is actively engaged in restaurant franchising activities. As of the date of this report, the Company currently owns and operates a chain of 19 full-service casual dining restaurants and pubs, 12 of which are located in Canada and 7 of which are located in the United States.

     Seventeen of the Registrant's restaurants are operated under the name "Elephant & Castle", an English pub concept, six of which are in the United States. In addition to the owned and operated units, there are 6 Elephant & Castle franchises, of which 3 are in Canada and 3 are in the United States. Three of these franchises were opened during 2001.

     The Company also owns and operates an "Alamo Steakhouse & Grill" red meat steakhouse at the Mall of America, Bloomington, Minnesota. The Company intends to expand its chain of Alamo Steakhouse & Grill steakhouse restaurants through franchising. The first Alamo Steakhouse & Grill franchise was opened in January 2000 in Atlanta and was de-branded in August 2001. Three additional franchised restaurants were opened during 2001.

     During the year 2001, the Company terminated its last activities with respect to Canadian Rainforest Restaurants, Inc. ("CRRI") by closing the Vancouver (Metrotown) Restaurant in September, 2001. Previously, CRRI was a joint venture between the Company and Rainforest Cafe Inc. for the development of Rainforest Cafe Restaurants in Canada. CRRI opened three restaurants, between June of 1998 and the summer of 1999, and entered into one sub-franchise agreement for a restaurant in Niagara, Canada. After Rainforest Cafe Inc. was acquired by Landry's Seafood Restaurants Inc. (NYSE-LNY), as part of a restructuring of the CRRI joint venture, in anticipation of its complete termination, the Company acquired the Vancouver (Metrotown) Rainforest Cafe Restaurant.

     2001 RESULTS OF OPERATIONS

     In 2001, the Company's sales were CDN $46,833,000 compared to CDN $50,084,000 for 2000. Sales increases in the Elephant & Castle restaurants were more than offset by termination of operations of the Canadian Rainforest Cafe restaurants.

     During the fiscal year ended December 30, 2001, the Company generated net income of CDN $297,000 compared to a net loss of

CDN $11,816,000 for the corresponding period in 2000.

     General and administrative expenses increased from 5.8% of sales in 2000 to 6.4% of sales in 2001, primarily as a result of the loss of revenues from the Canadian Rainforest Cafe restaurants. Interest on long term debt decreased to CDN $1,404,000 in 2001 from CDN $1,874,000 in 2000 as a result of the restructuring of substantially all of the Company's convertible debt.

     During 2001 the Company opened one Company-owned Elephant & Castle restaurant in Chicago, and six franchised restaurants - three Elephant & Castle restaurants, in Harrisburg PA, Cherry Hill NJ and Vancouver, BC, and three Alamo Grill restaurants, in Sarasota, FL, Anaheim, CA and Colorado Springs, CO.

FINANCINGS

     During 2001, the Company and its principal lender, General Electric Investment Private Placement Partners ("GEIPPPII") agreed to a restructuring of the Company's indebtedness to GEIPPP II. Under this Agreement, the Company issued 2,600,000 Shares of Common Stock and issued U.S. $5,000,000 of Senior Notes plus U.S. $5,000,000 of Junior Notes in exchange for the cancellation of the U.S. $9,000,000 of Secured Subordinated Convertible Notes, referred to above, and U.S. $1,000,000 of other Notes, referred to below, and the forgiveness of approximately U.S. $600,000 of interest. The Senior Notes are repayable in quarterly installments over five years and bear interest at 6% per annum. The Junior Notes are convertible into Common Stock at agreed conversion prices, subject to certain performance criteria, mature on September 1, 2005, and also bear interest at 6% per annum. As a consequence of such restructuring, GEIPPP II is currently the owner of 62% of the Company's Common Shares, and holds certain warrants and conversion rights to increase its ownership percentage. GEIPPP II currently has two representatives on the Company's Board of Directors, and the capacity to elect a majority of the members of the Board.

     The Company first entered into a financial relationship with GEIPPP II in 1995. GEIPPP II invested U.S. $1,000,000 in the Company's Common Shares, and ultimately provided U.S. $9,000,000 in exchange for subordinated convertible notes. In October, 1999 the Company granted a security interest to GEIPPP II over substantially all of its assets in exchange for a waiver of certain interest payments, waiver of existing defaults and a relaxation of certain financial covenants.

     OTHER FINANCING. In February of 1999, the Company completed an additional private placement equity financing with a group of U.S. investors. In total the Company raised U.S. $3,265,000

(CDN $4,897,500) from the sale and issuance of additional Subordinated Convertible Notes (the "'99 Notes"). The '99 Notes, as issued, have a five year term, bear interest at 8% per annum payable quarterly in arrears commencing on June 30, 1999, in cash or Common Shares, to the extent fully registered Common Shares of the Company are available, at the option of the Company. All of the '99 Notes unpaid and not converted by December 31, 2003 are immediately due and payable on such date, together with a 25% premium on the unpaid principal amount thereof.

     U.S. $1,582,000 of the '99 Notes were converted into Common Stock at $2 per Share (after adjustment for the 1 for 2 stock consolidation) in exchange for the waiver of penalties associated with the delay in registration of the underlying securities and adjustment to the one year warrants to the terms noted below. GEIPPP II participated in the '99 Financing, and purchased U.S. $2,000,000 additional of the 1999 Notes, U.S. $1,000,000 of which was subsequently converted into 500,000 Common Shares (adjusted for the 1 for 2 stock consolidation). The balance U.S. $1,000,000 of '99 Notes held by GEIPPP II were exchanged in the reorganization of the financing.

     U.S. $683,000 in face amount of the '99 Notes remain outstanding. The Company has a right of optional redemption of the remaining '99 Notes at 100% of par, plus accrued and unpaid interest, from time to time, if the market price for the Company's Common Shares equals or exceeds 150% of the conversion price of U.S. $4.00 for fifteen (15) consecutive trading days.

RESTAURANTS IN OPERATION

     Elephant & Castle. At the Elephant & Castle restaurants, the Company seeks to distinguish itself from competitive restaurants by its distinctive British style and Tudor decor, and by featuring a wide variety of menu items including a large number of English-style dishes. The Company's restaurants offer a broad menu at popular prices. The menu is regularly updated to keep up with current trends in customers' tastes. The average check per customer, including beverage, was approximately CDN $14.00 during 2001, a number which has more or less been static since 1992. Although all of the Company's restaurants provide full liquor service, alcoholic beverages are primarily served to complement meals.

     HOTEL RESTAURANTS. The Company has agreements for the operation of restaurants in 7 hotel locations in Canada and the United States. The Winnipeg Delta Elephant & Castle restaurant was opened on May 18, 1994. The Philadelphia Crowne Plaza unit was opened on February 28, 1995, and the San Diego Holiday Inn was opened on July 1, 1996. The Boston Club Quarters, and Seattle West Coast Grand restaurants were added in 1997. The Company opened its Chicago Club Quarters restaurant in April of 2001 and hopes to build additional hotel restaurant units at first-class hotels over the next several years. In the opinion of management, the three key ingredients in the selection of hotel based units are: (1) the control of occupancy costs; (2) the capacity to work synergistically with a hotel management seeking to divorce itself from direct involvement in food and beverage operations; and (3) the Company's ability to control the menu, kitchen and restaurant amenities. The location of the hotel in the vicinity of other drivers of restaurant business is a key consideration.

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

     ALAMO STEAKHOUSE & GRILL. In October of 1996, the Company acquired all of the capital stock of Alamo Grill, Inc. ("Alamo"), a one unit restaurant business located at the Mall of America, Bloomington, Minnesota. The acquisition provided the Company with a "red meat" concept restaurant. The single unit Alamo has been operated successfully by the Company since its acquisition. The Mall of America lease expires in early 2003, and may not be continued at the same location, or in the Mall, thereafter. Meanwhile, the Company has been, and continues to, franchise new "Alamo Steakhouse & Grill" restaurants as casual steakhouse restaurants with a distinctive southwestern design and theme. They are intended to be located by franchisees primarily in U.S. hotels. The menu is positioned to deliver an average spend of U.S. $14-16 Dollars for food at dinner. Each restaurant is planned to be up to 6,500 square feet with up to a 240-seat capacity. See also Franchising.

     FRANCHISING. Management of the company believes that the Company's "brand" identification is a valuable asset. Six franchised locations of the Elephant & Castle brand are now open, including three that opened during 2001, one in association with a Holiday Inn in Harrisburg, PA, one in association with a Clarion hotel in Cherry Hill, NJ and one in association with a Delta hotel in Vancouver, BC.

     In 1999 the Company signed an exclusive franchise agreement with Holiday Inn Hotels, whereby Holiday Inn Hotels and its franchises have the exclusive right to franchise the Alamo Steakhouse & Grill brand in hotel locations in the United States. In consideration for this exclusivity, Holiday Inn Hotels undertook to promote the brand to its franchisees as the exclusively endorsed steakhouse restaurant. The first such franchise opened in a Holiday Inn hotel in College Park, near Atlanta, Georgia, and has since been de-branded. Three additional franchises were opened during 2001, in Sarasota, Florida; Colorado Springs, Colorado; and Anaheim, California.

     The Company signed a sub-franchise agreement with Canadian Niagara Hotels for the right to develop a Rainforest Cafe in Niagara, Ontario. This unit opened in May, 2001.

     Future activities are intended to include an expansion of the Company's franchising activities for both the Alamo Grill and the Elephant & Castle brand. No further sub-franchises of the Rainforest Cafe brand are currently anticipated.

     THE CANADIAN RAINFOREST RESTAURANT VENTURE. As of May 1, 1997, the Company signed agreements with Rainforest Cafe, Inc. ("RCI") relating to the Canadian Rainforest Joint Venture. The agreements provided for the establishment of a jointly-owned Canadian corporation, Canadian Rainforest Restaurants, Inc. ("CRRI"). Three restaurants were developed under the joint venture, in Vancouver BC, Scarborough, Ont., and Yorkdale, Ont., and one further restaurant was developed in Niagara Ont., under a sub-franchise agreement. The venture failed to meet performance expectations and was obliged to close the Scarborough restaurant in early 2001. The Company made full provision against its investment in 2000.

     Subsequent to the closure of the Scarborough Rainforest Cafe restaurant, the Company and Landry's restructured their agreements. The Company acquired the Vancouver Metrotown restaurant and Landry's acquired the Yorkdale restaurant and the Niagara sub-franchise agreement. The Company closed the Vancouver Metrotown restaurant in September 2001.

     FUTURE COMPANY GROWTH. The Company's strategy for future growth of its Elephant & Castle and Alamo Steakhouse & Grill concepts involves both development of company owned and operated locations and franchises. These will be predominantly hotel-based or in high traffic, urban centre locations. The Company's intention is to cluster restaurants in prime locations in chosen geographic regions. Key points for consideration include the need for consistency in use and revenues resulting therefrom. Future developments will be out of internally generated cash flow plus bank borrowings to the extent they are available and permitted under existing agreements.

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

     The Company conducts many local promotions and loyalty programs geared to the neighborhoods and markets the restaurants serve, and supports these with print and direct mail advertising. During fiscal 2001, the Company's expenditures for advertising and promotional activities were approximately 2% of its revenues.

     iii. STATUS OF NEW DEVELOPMENTS. The Company is constantly in the process of examining, evaluating and undertaking various new restaurant opportunities. At the present time the Company has no committed expansion or new development projects, but is most actively seeking to duplicate the success of its owned Chicago, Illinois based Elephant & Castle restaurant at the Club Quarters Hotel.

     iv. RELATIONSHIP WITH HOTEL OPERATORS. The Registrant's relationship with hotel operators is predicated on (i) shared investment in significant physical improvements to the facility at the onset of the occupancy; (ii) costs of occupancy measured by a percentage of the unit's revenues; (iii) adequate time to recruit and train a restaurant staff of Registrant's selection; and (iv) reliance upon restaurant operator's control of the physical environment and menu selections. In addition to its Holiday Inn locations in San Diego, California and Philadelphia, Pennsylvania, the Registrant currently operates hotel restaurants at the Delta Hotel (Winnipeg, Canada), Club Quarters Hotels (Boston, Massachusetts and Chicago, Illinois), West Coast Grand Hotel on Fifth (Seattle, Washington) and Rosedale Hotel (Vancouver, Canada). Management considers its relationship with Hotel Operators currently to be satisfactory.

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

     xiii. NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. As of December 30, 2001, the Company employed approximately 800-persons on a full-time and part-time basis. 20 of such persons serve in administrative or executive capacities, approximately 70 serve as restaurant management personnel and the remainder are hourly workers in the Company's restaurant operations. The Company believes that its working conditions and compensation packages are competitive with those offered by its competitors. Management considers the Company's relations with its employees to be good, and its rate of employee turnover to be low in relation to industry standards. The Company has an agreement with the union which represented the former workers at the predecessor restaurant located at the Holiday Inn unit in Philadelphia which requires the Registrant to seek new hires first from among the pool of available union hiring hall personnel. The Company's service personnel at the San Diego Elephant & Castle unit and Rosie's on Robson are unionized.

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

ITEM 2   PROPERTIES

     The Company currently operates 8 mall based restaurants. All of such facilities are leased properties. The following table provides opening date, square footage and indoor seating capacity information with respect to each of the mall based restaurants currently in operation:

                                                                   Indoor
City              Mall             Opening Date     Square Feet    Seating(a)
----              ----             ------------     -----------    ----------

Ottawa, Ont.      Rideau Center    Mar. 1983        7,119          280
West Edm., Alb.   West Edmonton    Jul. 1988        6,500          245
Edmonton, Alb.    Eaton Center     Sep. 1988        5,939          225
Victoria, B.C.    Eaton Center     Jun. 1989        5,640          225
Bellingham, WA    Bellis Fair      May  1990        5,200          220
Saskatoon, Sask.  Midtown Plaza    Oct. 1990        5,815          225
Calgary, Alb.     Eaton Center     Dec. 1990        5,851          225
Bloomington, MN   Mall of America  Oct. 1996        6,750          280

(a) Outdoor/patio seating is available at a number of the locations, and not included herein.

     All of the restaurants are located on leased sites. The Company owns the furnishings, fixtures and equipment in each of its mall based restaurants. Existing restaurant leases have expirations ranging from 2002 through 2017 (including existing renewal options). The Company does not anticipate any difficulties renewing its existing leases as they expire, should it wish to do so. Mall leases typically provide for fixed rent plus payment of certain escalations and operating expenses, against a percentage at restaurant sales.

     The Company's hotel restaurant leases are more typically focused on a percentage of restaurant sales, against a minimum base rental. Thus, while the Company's aggregate annual minimum rent continues to increase, such rent per facility and per square foot controlled by the Company is typically declining.

     The Company's facilities at Hotels and other non-mall locations are occupied on the following basis:

Hotel Locations     Opening Date            Square Ft.     Indoor Seating
---------------     ------------            ----------     --------------

Winnipeg            May. 1994               4,300             180
Philadelphia        Feb. 1995               7,900             310
Vancouver           Aug. 1995               5,500             200
San Diego           Jul. 1996               7,500             300
Seattle             Aug. 1997               7,600             230
Boston              Nov. 1997               9,500             200
Chicago             Apr. 2001               6,000             190

OTHER NON-MALL LOCATIONS
BCIT
 (Burnaby,B.C.)     Sep. 1995               4,500             300
Toronto
 King Street        Oct. 1996               9,200             330
Edmonton            Nov. 1997               5,600             180
Toronto
 Yonge Street       Dec. 1999               3,200             160

     The following table sets forth, for all restaurants by location, the earliest expiration date of the leases and the minimum annual rent:

                                  Earliest
Location                       Expiration Date               Minimum Annual Rent
--------                       ---------------               -------------------

Minneapolis, Mall of America        2003                           366,000
West Edmonton Mall                  2003                           130,000
Victoria Eaton Center               2004                           176,000
Winnipeg, Delta Hotel               2004                            60,000
Saskatoon Midtown Plaza             2005                           200,000
Bellingham Bellis Fair              2005                           165,000
Vancouver, Rosedale Hotel           2005                            60,000
Philadelphia, Holiday Inn           2005                           160,000
Calgary Eaton Center                2005                           117,000
San Diego, Holiday Inn              2006                            96,000
Boston, Club Quarters               2007                            96,000
Ottawa Rideau Center                2008                           165,000
Toronto, Yonge Street               2008                           110,000
Chicago, Club Quarters              2010                           195,000
Toronto, King Street                2011                           110,000
Edmonton, Whyte Ave                 2012                            98,000
Seattle, WestCoast Grand            2012                           144,000

         TOTAL:                                                 CDN $2,448,000
                                                                --------------
                                                                --------------

ITEM 3    LEGAL PROCEEDINGS

     From time to time lawsuits are filed against the Company in the ordinary course of business. The Company is not currently a party to any litigation which would, if adversely determined, have a material adverse effect on the Company or its business and is not aware of any such threatened litigation.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During 2001, the shareholders approved a restructuring of the Company's indebtedness to GEIPPP II. Under this agreement the Company issued 2,600,000 shares of Common Stock and issued U.S. $5,000,000 of Senior Notes plus U.S. $5,000,000 of Junior notes in exchange for the cancellation of the U.S. $9,000,000 of secured subordinated convertible notes, U.S. $1,000,000 of other Notes, and the forgiveness of approximately U.S. $600,000 of interest. The Senior Notes are repayable in installments over five years and bear interest at 6%. The Junior Notes are convertible into Common Stock at agreed conversion prices, subject to certain performance criteria, mature on September 1, 2005, and also bear interest at 6%.

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock was traded on NASDAQ - small cap market from June 29, 1993, until it lost that listing on March 22, 2000 as a result of having failed to maintain a minimum bid price of $1.00. The shares continue to be traded on the NASD electronic bulletin board OTCBB (PUBSF).

     The range of high and low sales prices for the Common Stock from January 1, 2000, to the end of 2001 has been:

                                   High                Low
                                   ----                ---

First Quarter of 2000:            $2.437             $1.437
Second Quarter of 2000:           $2.135             $0.969
Third Quarter of 2000:            $1.313             $0.313
Fourth Quarter of 2000:           $0.656             $0.070

First Quarter of 2001:            $0.460             $0.065
Second Quarter of 2001:           $0.480             $0.260
Third Quarter of 2001:            $0.440             $0.210
Fourth Quarter of 2001:           $0.510             $0.180


     The approximate number of record holders of the Company's common stock as of January 2002 is 500.

     The shareholders approved a proposal to consolidate the shares on a 1 for 2 basis at an Extraordinary General Meeting held on March 23, 2000. All figures in the table above have been adjusted to reflect this consolidation.

ITEM 6   SELECTED FINANCIAL DATA

         (in thousands of dollars except per share information)

                                       2001              2000               1999               1998               1997
                                       ----              ----               ----               ----               ----
Sales                                 $46,833           $50,084            $50,104            $42,630            $34,231
Income (loss)
 from Restaurant
 Operations                             4,711            (7,621)             2,844              3,770              1,883
Earnings (loss)
 before Interest and Taxes             1,701           (10,504)            (2,196)               156               (912)
Net Income (loss)                         297           (11,816)            (4,262)              (930)            (1,416)
Total Assets                           20,453            19,765             30,028             30,797             24,621
Shareholder's
 Equity                                 5,397            (2,963)             6,793              8,621             10,209
Long Term
 Debt                                  $9,033           $16,182            $15,792            $16,605            $10,279
Average
 Shares
 Outstanding(a)                     3,890,000         2,619,000          1,756,000          1,598,000          1,474,000
Earnings (loss)
 Per Share(a)                          $0.08            $(4.51)            $(2.43)            $(0.58)            $(0.96)

(a) Adjusted for the Company's 1 for 2 stock consolidation on March 23, 2000.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FIFTY TWO WEEKS ENDED DECEMBER 30, 2001 VS. FIFTY THREE WEEKS ENDED DECEMBER 31, 2000

     The Company owns, operates and franchises casual full dining brand name restaurants in Canada and the United States. Its two principal brands are "Elephant and Castle" and "Alamo Steakhouse & Grill." 2001 was most noteworthy for a renegotiation of the Company's indebtedness to its principal creditor, General Electric Investment Private Placement Partners II, the opening of a major new Elephant & Castle Restaurant at the Club Quarters Hotel in Chicago, Illinois, and the opening of six (6) franchised restaurants, three (3) Elephant & Castle, and three (3) Alamo Steakhouse & Grill.

     In 2001, the Company also closed its last Canadian Rainforest Cafe Restaurant in Vancouver, Canada. This marked the end of an unsuccessful venture in Canadian Rainforest Restaurants. Full provision for the write down of the Company's investments in Canadian Rainforest Restaurants, as well as a separate twin restaurant concept in Franklin Mills Mall, Franklin Mills, Pennsylvania, was made in fiscal 2000.

     Restaurant operations were adversely impacted by the economic slowdown during the 4th quarter of 2001, particularly at its hotel/downtown locations, which have a higher dependency on the business traveller and tourism. The US stores experienced greater impact than the Canadian stores.

NET INCOME

     For the fifty two weeks ended December 30, 2001, the Company generated net income of CDN $297,000 compared to a net loss of CDN ($11,816,000) for the fifty three week period in 2000. Earnings per share for the current period were CDN $0.08 compared to a loss per share of CDN ($4.51) in 2000. The average number of shares outstanding increased from 2,619,000 in 2000 to 3,890,000 for the current year.

     Included in the year 2000 loss are costs relating to the closure of the Franklin Mills 'twin' restaurant (CDN $4,787,000) and provision for the write-down of the Company's investment in the Canadian Rainforest Cafe restaurants joint venture (CDN $4,939,000). There are no similar closure costs or provisions in 2001.

     The 2000 net income excluding the operating loss of the Franklin Mills and Canadian Rainforest restaurant ventures and the one-time items mentioned above was CDN $49,000 or CDN $0.02 per share.

SALES

     Sales decreased during the fifty two weeks ended December 30, 2001 to CDN $46,833,000 from CDN $50,084,000 in 2000.

     For the twelve Canadian E&C Corporate locations open throughout both periods, sales for the fifty two weeks ended December 30, 2001 totaled CDN $21,476,000 and were down 1.2% compared to the fifty three weeks ended December 31, 2000. Without the fifty-third week in 2000, sales were up approximately 1% in 2001 over the prior period.

     For the six U.S. Corporate locations open throughout both periods, sales for the 2001 period were U.S. $11,597,000 and were down 7.7% compared to the prior year. The fifty-third week in 2000 accounted for approximately 2% of the decrease. Weaker than expected sales at the Minneapolis and Philadelphia locations and sales declines during the second half of the year offset solid gains early in 2001.

     The Company's share of sales for Rainforest Cafe restaurants was $3,571,000 compared with $7,861,000 for 2000.

FOOD AND BEVERAGE COSTS

     Overall, food and beverage costs, as a percentage of sales, improved to 28.2% for the fifty two weeks ended December 30, 2001, compared to 29.0% for the fifty three weeks ended December 31, 2000. Excluding the Rainforest and Franklin Mills locations, the food and beverage percentage would have been 28.7% a year ago compared to 28.2% in 2001.

LABOUR AND BENEFITS COSTS

     Labour and benefits decreased from 33.1% of sales in 2000 to 32.3% in the current period. Excluding Rainforest and Franklin Mills, the labour and benefits rate in 2000 would have been 32.3% compared to 32.1% in 2001.

OCCUPANCY AND OTHER OPERATING COSTS

     Occupancy and other operating expenses decreased as a percentage of sales from 28.0% in 2000 to 25.6% in the current period. Excluding Rainforest and Franklin Mills, the rate in 2000 would have been 23.4% compared to 24.6% in 2001. The increase in the current rate is largely attributable to increased energy costs.

RESTAURANT CLOSING COSTS

     Included in the 2000 results is a provision of CDN $9,726,000 to reflect the costs associated with the closure of the 'twin' restaurant in Franklin Mills, PA, and the restructuring of the Canadian Rainforest Cafe restaurants joint venture.

     There are no similar closure costs or provisions in 2001.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization costs decreased to 3.9% of sales for the current period from 5.7% last year. Without Rainforest and Franklin Mills, the depreciation and amortization rate in 2000 was 4.3% of sales compared to 4.2% in 2001.

INCOME FROM RESTAURANT OPERATIONS

     The Company generated income from restaurant operations of CDN $4,711,000 compared to a loss of CDN $(7,621,000) for 2000.

     The impact of Rainforest and Franklin Mills in 2000 was disproportionate. Excluding the results from these locations, and the one-time provision for closing costs, income from restaurant operations for the fifty-three weeks ended December 31, 2000 was CDN $4,567,000.

GENERAL AND ADMINISTRATIVE COSTS

     General and administrative costs increased from 5.8% of sales in 2000 to 6.4% in the current period, primarily as a result of the drop in sales from Rainforest and Franklin Mills. In dollar terms, general and administrative costs increased from CDN $2,883,000 for 2000 to CDN $3,010,000 for 2001.

INTEREST ON LONG TERM DEBT

     Interest on long term debt was CDN $1,404,000 for the fifty two weeks ended December 30, 2001, compared to CDN $1,874,000 in 2000. The decrease is attributable to the renegotiation of the debt held by General Electric Investment Private Placement Partners II (GEIPPP II).

INCOME/(LOSS) BEFORE TAXES

     The Company generated income before income taxes of CDN $297,000 for 2001 compared to a loss of CDN ($12,378,000) for 2000. As discussed above, the Company experienced a negative impact from its Franklin Mills location and the Canadian Rainforest Restaurants joint venture in 2000. The losses at these locations and the CDN $9,726,000 in one-time costs related to closure of the Franklin Mills location and write-down of the investment in CRRI resulted in the large loss for that year.

INCOME TAXES

     The Company generated income of CDN $297,000 in the fifty two week period ended December 30, 2001. The Company has loss carry-forwards that eliminate any tax liability arising from this net income and will reduce its effective tax rate in future periods.

NET INCOME (LOSS)

     For the fifty two weeks ended December 30, 2001, the Company's net income was CDN $297,000 compared to a net loss of CDN ($11,816,000) for the fifty three week period in 2000. Earnings per share for the current period was CDN $0.08, compared to a loss of CDN ($4.51) in 2000. The average number of shares outstanding increased from 2,619,000 in 2000 to 3,890,000 for the current year. On a diluted basis, net income per share in 2001 would be decreased to $0.05.

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

     Included in the year 2000 losses are costs relating to the closure of the Franklin Mills 'twin' restaurant (CDN $4,787,000) and provision for the write-down of the Company's investment in the Canadian Rainforest Cafe restaurants joint venture (CDN $4,939,000). The prior year's results include costs associated with the resolution of certain disputes and corporate restructuring (CDN $1,892,000).

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

     For the six U.S. locations, excluding Franklin Mills, open throughout both periods, sales for the 2000 period were U.S. $12,565,000 and were down 0.7% compared to the prior year. Weaker than expected sales at the Minneapolis and Philadelphia locations offset solid gains at the other locations.

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

RESTAURANT CLOSING COSTS

     Included in the 2000 results is a provision of CDN $9,726,000 to reflect the costs associated with the closure of the 'twin' restaurant in Franklin Mills, PA, and the restructuring of the Canadian Rainforest Cafe restaurants joint venture.

     The Company reached agreement with its landlord in Franklin Mills to close the 'twin' Elephant & Castle/Alamo Grill restaurant and to terminate the lease in exchange for the surrender of substantially all of the assets at that locations, and the payment of up to fifteen months' rent. The Company made full provision for the disposal of assets, and the cost of lease and employee terminations. These amounted to $4,787,000.

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

     The impact of Rainforest and Franklin Mills was disproportionate. Excluding the results from these locations, and the one-time provision for closing costs, income from restaurant operations for the fifty-three weeks ended December 31, 2000 was CDN $4,567,000 compared to CDN $5,085,000 in 1999. The 1999 figure included a CDN $250,000 provision for closing costs of an unprofitable Canadian location, plus the operating results from that location.

GENERAL AND ADMINISTRATIVE COSTS

     General and administrative costs decreased from 6.8% of sales in 1999 to 5.8% in the current period. In dollar terms, general and administrative costs decreased from CDN $3,398,000 for 1999 to CDN $2,883,000 for 2000.

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

     The Company re-negotiated its debt with its principal lender, GEIPPP II to permit a repayment schedule which allows for corporate store growth, and other possible expansions of the Company's business activities.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CDN AND U.S. GAAP)

     The Company prepares its financial statements in accordance with CDN GAAP. (The reader is referred to Note 15 of the Consolidated Financial Statements for the year ended December 30, 2001 for additional explanation.) The Financial statements, if prepared in accordance with U.S. GAAP would have differed as follows:

     Net income for the year ended December 30, 2001 would have decreased by CDN $357,000 comprised of primarily of dividends on convertible subordinated debentures that would have been treated as interest expense under U.S. GAAP. Net loss for the year ended December 31, 2000 would be decreased by CDN $106,000 comprised of pre-opening costs that would have been expensed in 1999 under U.S. GAAP, offset by amortization expense resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvements. The impact of these adjustments would be to decrease the net income per share in 2001 from CDN $0.08 under CDN GAAP to a loss of CDN ($0.02) under U.S. GAAP. For 2000, the loss per share would decrease from CDN ($4.51) per share to CDN ($4.47) per share.

     Shareholders' Equity at December 30, 2001 would be decreased from CDN $5,397,000 under CDN GAAP to a deficit of CDN ($1,356,000) under U.S. GAAP due primarily to the exclusion of CDN $6,869,000 of convertible subordinated debentures which would have been shown as long term debt under U.S. GAAP. Shareholders' Equity [Deficit] at December 31, 2000 under U.S. GAAP would have been improved to CDN ($2,857,000) compared to CDN ($2,963,000) under CDN GAAP.

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

         ELEPHANT & CASTLE GROUP INC.

         CONSOLIDATED FINANCIAL STATEMENTS
         DECEMBER 30, 2001
         (CANADIAN DOLLARS)



         INDEX                                                           PAGE
         -----                                                           ----

         MANAGEMENT REPORT                                                   F-1

         INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS                    F-2

         CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                         F-3

         Consolidated Statements of Operations                               F-4

         Consolidated Statements of Shareholders' Equity (Deficit)           F-5

         Consolidated Statements of Cash Flows                               F-6

         Notes to Consolidated Financial Statements                   F-7 - F-21

MANAGEMENT REPORT

Management is responsible for preparing the Company's consolidated financial statements and the other information that appears in this annual report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present the Company's consolidated financial condition and results of operations in conformity with Canadian generally accepted accounting principles. Management has included in the Company's consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements and that assets are adequately safeguarded.

Pannell Kerr Forster audits the Company's financial statements in accordance with auditing standards generally accepted in the United States of America and provides an objective, independent review of the Company's internal controls and the fairness of its reported financial condition and results of operations.

Elephant & Castle Group Inc's Board of Directors has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.



"Richard Bryant"

President and Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF ELEPHANT & CASTLE GROUP INC.

We have audited the consolidated balance sheets of Elephant & Castle Group Inc. as at December 30, 2001 and December 31, 2000 and the consolidated statements of operations, shareholders' equity (deficit) and cash flows for the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Elephant & Castle Group Inc. as at December 30, 2001 and December 31, 2000 and the results of its operations and its cash flows for the three years in the period ended December 30, 2001 in accordance with generally accepted accounting principles in Canada applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States of America and are discussed in Note 15 to the consolidated financial statements.



"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
March 20, 2002

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

-------------------------------------------------------------------------------------------------------------------
                                                                             DECEMBER 30,        DECEMBER 31,
                                                                                 2001                2000
-------------------------------------------------------------------------------------------------------------------

ASSETS (note 6)
CURRENT
  Cash and term deposits                                                      $  1,051             $  1,725
  Accounts receivable (note 13(c))                                                 452                  670
  Inventory                                                                        549                  507
  Deposits and prepaid expenses                                                    580                  368
  Pre-opening costs                                                                 55                    0
-------------------------------------------------------------------------------------------------------------------
                                                                                 2,687                3,270
FIXED (note 3)                                                                  11,873               10,907
GOODWILL                                                                         1,815                1,882
FUTURE INCOME TAX BENEFITS (note 12)                                             2,722                2,722
OTHER (note 4)                                                                   1,356                  984
-------------------------------------------------------------------------------------------------------------------
                                                                              $ 20,453             $ 19,765
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

LIABILITIES
CURRENT
  Accounts payable and accrued liabilities (note 5)                           $  5,572             $  6,546
  Current portion of long-term debt (note 6)                                       914                1,739
-------------------------------------------------------------------------------------------------------------------
                                                                                 6,486                8,285
LONG-TERM DEBT (note 6)                                                          8,119               14,443
OTHER LIABILITIES (note 7(a)(v))                                                   451                    0
-------------------------------------------------------------------------------------------------------------------
                                                                                15,056               22,728
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)
CAPITAL STOCK (note 7)
  Authorized
      20,000,000 Common shares without par value
  Issued
       5,169,604 (2000 - 2,594,604) Common shares                               17,826               15,966
OTHER PAID-IN CAPITAL (note 7(a))                                                7,225                  356
CURRENCY TRANSLATION ADJUSTMENT                                                 (1,021)                (596)
DEFICIT                                                                        (18,633)             (18,689)
-------------------------------------------------------------------------------------------------------------------
                                                                                 5,397               (2,963)
-------------------------------------------------------------------------------------------------------------------

                                                                              $ 20,453             $ 19,765
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (notes 9 and 10)

Approved on behalf of the Board:

"R. Bryant"                                "C. Stacey"

.......................... Director         .........................  Director
R. Bryant                                  C. Stacey



See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME (LOSS) PER SHARE)

--------------------------------------------------------------------------------------------------------------------
                                                                        2001               2000               1999
--------------------------------------------------------------------------------------------------------------------

SALES                                                                 $46,833            $ 50,084           $50,104
--------------------------------------------------------------------------------------------------------------------

RESTAURANT EXPENSES
  Food and beverage                                                    13,204              14,523            14,418
  Operating
      Labour                                                           15,125              16,587            16,026
      Occupancy and other                                              11,980              14,020            12,760
  Restaurant closing costs (note 11)                                        0               9,726               250
  Depreciation and amortization                                         1,813               2,849             3,806
--------------------------------------------------------------------------------------------------------------------

                                                                       42,122              57,705            47,260
--------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM RESTAURANT OPERATIONS                                4,711              (7,621)            2,844
--------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                     3,010               2,883             3,398
RETIRING ALLOWANCES AND OTHER COSTS (note 11)                               0                   0               867
LEGAL SETTLEMENT                                                            0                   0               775
INTEREST ON LONG-TERM DEBT                                              1,404               1,874             2,056
--------------------------------------------------------------------------------------------------------------------

                                                                        4,414               4,757             7,096
--------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                         297             (12,378)           (4,252)
INCOME TAXES (note 12)                                                    100                   0              (125)
UTILIZATION OF LOSSES CARRYFORWARD (note 12)                             (100)                  0                 0
FUTURE INCOME TAX BENEFIT (note 12)                                         0                 562               115
--------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR YEAR                                            $   297            $(11,816)          $(4,262)
--------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                                               $  0.08            $  (4.51)          $ (2.43)
  Diluted                                                             $  0.05                 N/A               N/A
--------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic                                                             3,890,000           2,619,000         1,756,000
  Diluted                                                           6,164,000                 N/A               N/A
--------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

-------------------------------------------------------------------------------------------------------------------
                                                                       2001              2000              1999
-------------------------------------------------------------------------------------------------------------------

NUMBER OF COMMON SHARES ISSUED
  Beginning balance                                                  2,594,604         1,847,354         1,660,667
Issue of shares
    On renegotiation of debenture interest                           2,600,000                 0                 0
    On conversion of long-term debt                                          0           791,250                 0
    For settlement of legal matter                                           0                 0            75,000
    For interest (notes 6 and 13(d))                                         0                 0            16,250
    For services                                                             0             6,000                 0
    On conversion of other paid-in capital (note 7(a))                       0                 0            95,437
    Repurchase and cancellation of shares                              (25,000)          (50,000)                0
-------------------------------------------------------------------------------------------------------------------
ENDING BALANCE                                                       5,169,604         2,594,604         1,847,354
-------------------------------------------------------------------------------------------------------------------
COMMON SHARES ISSUED
  Beginning balance                                                   $ 15,966          $ 13,955          $ 12,982
Issue of shares
    On renegotiation of debenture interest                               2,017                 0                 0
    On conversion of long-term debt                                          0             2,374                 0
    For settlement of legal matter                                           0                 0               303
    For interest (note 6)                                                    0                 0                98
    For services                                                             0                15                 0
    On conversion of other paid-in capital (note 7(a))                       0                                 572
    Repurchase and cancellation of shares                                 (157)             (378)                0
-------------------------------------------------------------------------------------------------------------------
  Ending balance                                                        17,826            15,966            13,955
-------------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
  Beginning balance                                                        356                 0               844
  Equity portion of convertible notes                                    7,255                 0                 0
  Paid-in capital converted into shares                                      0               106              (844)
  On renegotiation of debenture interest                                  (386)                0                 0
  On cancellation of shares                                                  0               250                 0
-------------------------------------------------------------------------------------------------------------------
  Ending balance                                                         7,225               356                 0
-------------------------------------------------------------------------------------------------------------------
SUBSCRIPTIONS RECEIVED
  Beginning balance                                                          0             2,374                 0
Amount reserved to issue shares                                                                0             2,374
  Shares issued                                                              0             (2,37)                0
-------------------------------------------------------------------------------------------------------------------
  Ending balance                                                             0                 0             2,374
-------------------------------------------------------------------------------------------------------------------
CURRENCY TRANSLATION ADJUSTMENT
  Beginning balance                                                       (596)             (618)           (1,051)
  Deferred gain (loss) incurred during year                               (425)               22               433
-------------------------------------------------------------------------------------------------------------------
  Ending balance                                                        (1,021)             (596)             (618)
-------------------------------------------------------------------------------------------------------------------
DEFICIT
  Beginning balance                                                    (18,689)           (8,918)           (4,514)
  Adjustment to reflect adoption of liability
    method of accounting for future income
    tax assets (note 12)                                                     0             2,045                 0
  Dividends on other paid-in capital                                      (241)                0              (142)
  Net income (loss)                                                        297           (11,816)           (4,262)
-------------------------------------------------------------------------------------------------------------------
  Ending balance                                                       (18,633)          (18,689)           (8,918)
-------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  $  5,397          $ (2,963)          $ 6,793
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------------------------------------------
                                                                       2001              2000               1999
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income (loss)                                                   $   297           $(11,816)           $(4,262)
  Operating items not using cash                                        3,462             12,886              5,023
--------------------------------------------------------------------------------------------------------------------

OPERATING CASH FLOW                                                     3,759              1,070                761
--------------------------------------------------------------------------------------------------------------------

CHANGES IN NON-CASH WORKING CAPITAL
  Accounts receivable                                                     218                193               (306)
  Inventory                                                               (42)               555               (254)
  Deposits and prepaid expenses                                          (212)                51                 98
  Accounts payable and accrued liabilities                               (974)              (898)             1,512
--------------------------------------------------------------------------------------------------------------------

                                                                       (1,010)               (99)             1,050
--------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                                   2,749                971              1,811
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of fixed assets                                          (2,817)              (215)            (3,857)
  Acquisition of other assets                                            (140)                 0               (546)
  Acquisition of trademark                                                (23)                (8)                 0
--------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                      (2,980)              (223)            (4,403)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Deferred finance charges                                                (97)                 0               (364)
  Repurchase of shares                                                   (157)                 0                  0
  Proceeds from long-term debt                                             73                 29              1,847
  Repayment of long-term debt                                            (262)               (66)              (345)
--------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                   (443)               (37)             1,138
--------------------------------------------------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                                                 (674)               711             (1,454)
CASH AND TERM DEPOSITS, BEGINNING OF YEAR                               1,725              1,014              2,468
--------------------------------------------------------------------------------------------------------------------

CASH AND TERM DEPOSITS, END OF YEAR                                   $ 1,051           $  1,725            $ 1,014
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for
    Interest                                                          $   302           $  1,007            $   820
    Income taxes                                                      $     0           $      0            $     0
--------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)

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

     (b) Elephant & Castle Inc. ("the U.S. subsidiary" incorporated in Texas) and its subsidiaries which own and operate English style restaurants in Washington, Pennsylvania, Massachusetts, California and Illinois;

     (c) Alamo Grill, Inc. ("Alamo" incorporated in Indiana) which owns and operates a red meat steak house at the Mall of America, Bloomington, Minnesota;

     (d) Elephant & Castle International, Inc. incorporated in Texas, which franchises the Elephant & Castle British-style pub and restaurant and Alamo Steakhouse & Grill concept.

     Also included in these financial statements are the Company's proportionate shares of revenues and expenses from its interest in a joint venture established to develop and operate rainforest theme restaurants in Canada. The 2000 and 1999 financial statements of the Company included its proportionate share of assets, liabilities and restaurant revenues and expenses. Effective December 31, 2000 the Company had written off its entire investment in the joint venture (see note 11).

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Franchise fees

          The Company recognizes initial fees from the sale of franchises as a recovery of general and administrative expenses. Continuing franchise royalties are included in sales as they are earned.

     (b)  Inventory

          Inventory consists of food, beverages and retail merchandise and is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  Fixed assets

          Fixed assets are recorded at cost and are depreciated annually as follows:

               Furniture and fixtures        - 10% Straight-line method
               Computer equipment            - 20% Straight-line method

          Improvements to leased premises and property under capital leases are being amortized on a straight-line basis over the term of the lease except for locations opened prior to January 1, 1993. Those improvements are being amortized on the straight-line method over the term of the lease plus the first renewal option.

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

     (f)  Other assets

          The following other assets are recorded at cost which is amortized annually as follows:

               Deferred finance costs        - Term of the related financial
                    instruments
               Deferred franchise costs      - 5 Years
               Trademark                     - 10 Years

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     (i)  Net income (loss) per share

          Net income (loss) per share computations are based on the weighted average number of common shares outstanding during the year. The conversion of restated and amended junior secured notes (note 7(a)) and the payment of interest thereon through common share issuances and the assumed exercise of stock options or warrants have a dilutive effect for 2001.

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

3.   FIXED ASSETS

     -------------------------------------------------------------------------------------------
                                                                      2001
                                                                  Accumulated
                                                                  Depreciation
                                                                       And
                                                      Cost         Amortization           Net
     -------------------------------------------------------------------------------------------

     Leasehold improvements                          $15,456           $ 7,148          $ 8,308
     Furniture and fixtures                            8,578             5,613            2,965
     China, glassware and cutlery                        420                 0              420
     Computer equipment                                  446               266              180
     -------------------------------------------------------------------------------------------

                                                     $24,900           $13,027          $11,873
     -------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)

--------------------------------------------------------------------------------

3.       FIXED ASSETS (Continued)

     -------------------------------------------------------------------------------------------
                                                                      2000
                                                                  Accumulated
                                                                  Depreciation
                                                                       And
                                                      Cost         Amortization           Net
     -------------------------------------------------------------------------------------------

     Leasehold improvements                          $14,165           $ 6,338          $ 7,827
     Furniture and fixtures                            7,753             5,306            2,447
     China, glassware and cutlery                        439                 0              439
     Computer equipment                                  422               228              194
     -------------------------------------------------------------------------------------------

                                                     $22,779           $11,872          $10,907
     -------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------

4.   OTHER ASSETS

     -------------------------------------------------------------------------------------------
                                                                           2001            2000
     -------------------------------------------------------------------------------------------

     Deferred finance costs                                               $  910           $544
     Deferred franchise costs                                                173            228
     Trademark                                                               154            131
     Other                                                                   119             81
     -------------------------------------------------------------------------------------------

                                                                          $1,356           $984
     -------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     -------------------------------------------------------------------------------------------
                                                                          2001            2000
     -------------------------------------------------------------------------------------------

     Trade payables                                                      $2,064          $1,348
     Advances for leasehold improvements                                    760               0
     Occupancy and other operating expenses                                 654             716
     Accrued salaries, wages and related taxes                              607           1,501
     Closing costs and legal settlement                                     377             953
     Debt redemption and other interest costs                               368             724
     Sales taxes                                                            291             361
     Other payables                                                         251             693
     Prepaid supplier rebates                                               200             250
     -------------------------------------------------------------------------------------------

                                                                         $5,572          $6,546
     -------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

--------------------------------------------------------------------------------

6.   LONG-TERM DEBT

     ----------------------------------------------------------------------------------------------------------
                                                                                  2001                2000
     ----------------------------------------------------------------------------------------------------------

     General Electric Investment Private Placement Partners II
     ("GEIPPPII)", a limited partnership, senior secured 6%
     convertible notes, convertible at GEIPPPII's option  maturing
     September 1, 2005 and payable in three quarterly payments
     beginning February 28, 2002, each in the amount of $125 U.S., four quarterly payments beginning November 30, 2002, each in the
     amount of $150 U.S., four quarterly payments beginning November               $7,776           $     0
     30, 2003, each in the amount of $175 U.S., four quarterly payments beginning November 30, 2004, each in the amount of $200 U.S., and one final instalment due on September 1, 2005 of $2,400 U.S. Interest payment at 6% is payable in cash quarterly. A security agreement granting security over a majority of the Company's assets has been entered into with the lender (note 7(a))

     Convertible subordinated notes issued in 2000, due December 31,
     2003, interest at 8% per annum payable quarterly in cash or
     common shares. Notes unpaid and not converted by December 31,                1,089               2,524
     2003 are immediately due and payable with a 25% premium on the unpaid principal

     Capital lease obligations repayable over terms ranging from 36                 168                 158
     to 60 months, interest rates average 13%

     General Electric Investment Private Placement Partners II
     ("GEIPPPII"), a limited partnership, convertible subordinated                    0              13,500
     debentures (note 7(a))
     ----------------------------------------------------------------------------------------------------------
                                                                                  9,033              16,182
     Less:  Current portion                                                         914               1,739
     ----------------------------------------------------------------------------------------------------------
                                                                                 $8,119             $14,443
     ----------------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------------

         Long-term debt principal repayments due in each of the next five years are as follows:

     ----------------------------------------------------------------------------------------------------------

     2002                                                                                                $  914
     2003                                                                                                 1,055
     2004                                                                                                 2,278
     2005                                                                                                 4,786
     ----------------------------------------------------------------------------------------------------------
                                                                                                         $9,033
     ----------------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

--------------------------------------------------------------------------------

7.   CAPITAL STOCK

     (a) In July 1997, the Company issued $2,000 U.S. ($2,740 CDN.) of 6% convertible subordinated debentures recorded as "other paid-in capital". As at December 26, 1999 $616 U.S. ($844 CDN.) remained outstanding. During 1999, 95,437 shares were issued to convert $386 U.S. ($597 CDN.) and the remainder were redeemed for cash.

          In December 2000 the Company reached an agreement with the holders of its 8% notes whereby $1,583 U.S. ($2,374 CDN.) was converted into 791,250 shares. During 2001, $1,000 U.S. was renegotiated and included in the $10,000 U.S. of convertible subordinated notes (see below). The conversion rate on the remaining $683 remains unchanged at $4 U.S. per share.

          In June 2001, the Company and General Electric Investment Private Placement Partners II ("GEIPPPII") agreed to renegotiate the terms on $10,000 U.S. of convertible subordinated notes and debentures held by GEIPPPII. As part of the renegotiation, the Company issued 2,600,000 shares in payment of accrued interest, reduction of future interest rate and issued the following notes.

          o $5,000 U.S. of the restated and amended senior secured convertible 6% notes (the "senior notes") (note 6); and

          o $5,000 U.S. of the restated and amended junior secured convertible 6% notes (the "junior notes"), in exchange for the securities to be surrendered by GEIPPII.

          Both the senior notes and the junior notes shall be convertible into shares of the Company's common shares at the holder's option. However the junior notes are mandatorily convertible into common shares, subject to certain targeted performance requirements to be measured by the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") as follows:

          (i) On September 1, 2002, $1,250 U.S. of the junior notes would convert into common shares at a conversion price at one dollar ($1.00 U.S.) per share (1,250,000 shares);

          (ii) On September 1, 2003, $1,250 U.S. of the junior notes would convert into common shares at a conversion price of one dollar and twenty-five cents ($1.25 U.S.) per share (1,000,000 shares);

          (iii) On September 1, 2004, $1,250 U.S. of the junior notes would convert into common shares at a conversion price of one dollar and fifty cents ($1.50 U.S.) per share and (833,333 shares);

          (iv) On September 1, 2005, $1,250 U.S. of the junior notes would convert into common shares at a conversion price of one dollar and seventy-five cents ($1.75 U.S.) per share (714,286 shares);

EPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

--------------------------------------------------------------------------------

7.   CAPITAL STOCK (Continued)

          (v) Conversion is subject only to the Company's meeting certain minimum tests of EBITDA during each twelve month period ended each June 30, preceding each such conversion date. The EBITDA targets for mandatory conversion are fixed as follows:

                ---------------------------------------------------------------
                12 Month Period        Conversion Date                  EBITDA
                ---------------------------------------------------------------
                June 30, 2002          September 1, 2002         U      $3,000
                June 30, 2003          September 1, 2003         U       3,750
                June 30, 2004          September 1, 2004         U       4,500
                June 30, 2005          September 1, 2005         U       5,000
                ---------------------------------------------------------------

               Interest payments on the junior notes in the amount of 6% shall be payable in arrears. The Company shall have the option to pay up to one-half of the interest, in common shares upon each conversion date. The interest payment shares will be valued at $0.40.

               The junior notes are considered a compound instrument and have been included in the financial statements as part of other paid-in capital. Interest payable with cash has been discounted and included in the financial statements as other liabilities of $451.

     (b)  Stock option plans have been adopted as follows:

          (i) The 1993 Founders' option plan set aside 50,000 common shares. Options on the entire 50,000 shares have been granted at $13.20 U.S. ($21.05 CDN.). These options become exercisable on the 5th through 9th anniversary date of granting. 21,875 of these options were cancelled through December 30, 2001.

          (ii) The 1993 employee option plan set aside 50,000 common shares. Options have been granted for approximately 45,000 shares. All options expire on the 5th anniversary date of the grant. 8,916 of the options have been exercised through December 30, 2001 and 36,084 of the options were cancelled through December 30, 2001.

          (iii) The 1997 employee option plan set aside 200,000 common shares. Options have been granted for 139,000 shares. All options expire on the 5th anniversary date of the grant. None have been exercised through December 30, 2001 and 60,000 of the options were cancelled through December 30, 2001.

          (iv) The 1993 directors' option plan set aside 10,000 common shares. All have been granted, 7,500 cancelled and none have been exercised through December 30, 2001.

          (v) The 2001 stock options and bonus plan set aside 950,000 common shares of which none have been granted.

          There are 277,125 options (including the 162,500 options in (c) below) outstanding at December 30, 2001 exercisable at various prices detailed below.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

--------------------------------------------------------------------------------

7.   CAPITAL STOCK (Continued)

          Stock option activity is summarized as follows:

          ---------------------------------------------------------------------
                                           Number           Exercise Price
                                         of Shares       (U.S.$)       (Cdn.$)
          ---------------------------------------------------------------------

          Balance outstanding,
            December 31, 1998             656,292         12.90 *       20.58
          1999 - Cancelled                (25,000)        11.36         18.12
          ---------------------------------------------------------------------

          Balance outstanding,
            December 26, 1999             631,292         12.96 *       20.67
          2000 - Cancelled               (334,167)        13.29         21.20
          ---------------------------------------------------------------------

          Balance outstanding,
            December 31, 2000             297,125       $ 12.58 *     $ 21.20
          2001 - Cancelled                (20,000)        11.26         17.96
          ---------------------------------------------------------------------

          Balance outstanding,
            December 30, 2001             277,125       $ 12.68 *     $ 20.22
          ---------------------------------------------------------------------

          *    Weighted average exercise price.

     (c) During 1999, options for 472,500 common shares were granted to five key executives, four of whom commenced employment with the Company in 1997. None have been exercised and 310,000 of these options were cancelled through December 30, 2001.

     (d) During 1994, 31,750 shares were issued to a director at $9.50 U.S. per share. At December 30, 2001, $300 U.S. ($411 CDN.) of these proceeds were unpaid. The amount unpaid was charged to shareholders' equity in the 1994 fiscal year.

     (e) At December 30, 2001, warrants to purchase common shares were outstanding as follows:

          ---------------------------------------------------------------------
                                               Exercise               Number
          Expiry Date                            Price               of Shares
          ---------------------------------------------------------------------

          2002                                $ 7.68 U.S.              351,562
          2003                                $ 6.00 U.S.              816,250
          ---------------------------------------------------------------------

                                                                     1,167,812
          ---------------------------------------------------------------------
          ---------------------------------------------------------------------

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

--------------------------------------------------------------------------------

7.   CAPITAL STOCK (Continued)

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

          The carrying values of convertible subordinated debentures held by General Electric Investment Private Placement Partners II and convertible subordinated notes issued in February 2000 approximate their fair value because the interest payments over the term of the debentures approximated market rates when the agreements were finalized.

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

9.   CONTINGENCY

     In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ontario Ministry of Revenue regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The reassessment has been under appeal since 1989. A portion of the dispute was settled in the Company's favour and a tax provision of $125 has been made for the estimated remainder of the dispute. Including interest accrued retroactively since 1984, the total amount disputed at December 30, 2001 approximates $240.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

--------------------------------------------------------------------------------

10.  COMMITMENT

     The subsidiaries are committed to leases on their restaurant locations extending into the 2014 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:

     --------------------------------------------------------------------------

     2002                                                              $ 2,648
     2003                                                                2,147
     2004                                                                1,888
     2005                                                                1,295
     2006                                                                  894
     2007 to 2012 inclusive                                              3,654
     --------------------------------------------------------------------------

                                                                       $12,526
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

     Each of the aforementioned leases provide for the payment of additional rent based on percentages of gross annual revenue in excess of minimum rents, or other graduated formulae derived from gross revenue as defined in the particular lease agreements. The percentages range from 6% to 12%.

11.  RESTAURANT CLOSING COSTS, RETIRING ALLOWANCES AND OTHER COSTS

     Restaurant closing costs for 2000 are comprised of the following:

     (a)  Write-off of investment in Rainforest Restaurants Joint Venture
          ($4,939)

          In 1997 the Company entered into a joint venture agreement with Rainforest Cafe Canada holdings Inc. for the development of rainforest themed restaurants in Canada through a joint venture entity, Canadian Rainforest Restaurants Inc. ("CRRI"). As of December 31, 2000 the Company made full provision against its investment in CRRI and its receivable from the joint venture company, resulting in a charge to earnings of $4,939 in 2000. The two locations in which the Company held an ownership interest have been closed.

     (b)  Closure of Franklin Mills Restaurant ($4,787)

          The Company reached an agreement with the landlord of its unsuccessful Franklin Mills location to terminate the lease in exchange for the surrender of substantially all of the assets at that location, and the payment of up to fifteen months' rent. The restaurant was closed on January 7, 2001 and full provision for the disposal of assets, payment of rent and other closing costs was made, resulting in a charge to earnings of $4,787 in 2000.

     Senior executive retiring allowances and former employee costs for 1999 ($867) were primarily related to the retirement of two executives in 1999.

     Legal settlement costs in 1999 ($775) were for a lease dispute with Shilo Hotels that was settled in 1999.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

--------------------------------------------------------------------------------

12.  INCOME TAXES

     Effective January 1, 2000 the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to accounting for income taxes. Under the new recommendations, the liability method of tax allocation is used, based on differences between financial reporting and tax bases of assets and liabilities. Previously, the deferral method was used, based on differences in the timing of reporting income and expenses in financial statements and tax returns. The new method was applied retroactively without restatement of the 1999 financial statements.

     The effect of the new recommendations on the opening 2000 financial statements was to increase (decrease) the following:

     --------------------------------------------------------------------------

     Future income tax benefits                                       $ 2,045
     Deficit                                                          $(2,045)
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

     The adjustment to deficit was a result of recognition of the future tax value of loss carry forward amounts that are more likely than not to be realized.

     The components of the future income tax benefits at December 30, 2001 and December 31, 2000, are as follows:

     -----------------------------------------------------------------------------------------------------------
                                                                                        2001             2000
     -----------------------------------------------------------------------------------------------------------

     Future income tax
       Tax benefit of non-capital loss carryforwards                                   $ 4,026          $ 4,739
       Tax benefit of capital loss carryforwards                                         1,075            1,075
       Fixed assets values for tax purposes in excess of book values                     1,019            1,087
     -----------------------------------------------------------------------------------------------------------

                                                                                         6,120            6,901
     Valuation allowance                                                                (3,398)          (4,179)
     -----------------------------------------------------------------------------------------------------------

     Net future income tax benefits                                                    $ 2,722          $ 2,722
     -----------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------

     The Company has the following available tax losses, the partial benefits of which have been recorded in these financial statements:

     (i) Non-capital losses of approximately $4,300 which can be applied against future income for Canadian tax purposes up to and including 2005.

     (ii) Operating losses of approximately $4,000 U.S. ($6,000 CDN.) which may be carried forward to apply against future years' income for United States income tax purposes expiring up to 2020.

     (iii) Net capital losses of approximately $5,300 which can be applied against future capital gains income for Canadian tax purposes indefinitely.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

--------------------------------------------------------------------------------

13.  RELATED PARTY TRANSACTIONS

     (a) Included in general and administrative are wages and management fees paid to directors, former directors, officers, former officers and personal service corporations used by these individuals for a total of $450 (2000 - $358) (1999 - $717).

     (b) A shareholder and a former director of the Company provides legal and consulting services to the Company. Fees for these services totalled $92 (2000 - $54) (1999 - $122).

     (c) At December 26, 1999 the Company held a non-interest bearing promissory note for $350 from a director and former officer of the Company. The note was repaid in 2000. Consideration included cash plus the surrender of 50,000 shares of the capital stock of the Company.

     (d) GEIPPPII (note 6) is related to the Company by way of its share ownership in the Company and the election of two directors to the Board. Interest payments totalled $852 in 2001, $937 in 2000; $824 in 1999 consisting of cash of $215 in 2001, $937 in 2000 and $725 in 1999; the balance was paid by share issuances.

14.  GEOGRAPHIC SEGMENTED DATA

         ---------------------------------------------------------------------------------------------------------
                                                                       2001               2000              1999
         ---------------------------------------------------------------------------------------------------------

         Sales to unaffiliated customers
           Canada                                                     $25,083            $29,958          $28,703
           United States                                               21,750             20,126           21,401
         ---------------------------------------------------------------------------------------------------------

                                                                      $46,833            $50,084          $50,104
         ---------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------

         Capital assets and goodwill
           Canada                                                     $ 5,659            $ 5,860          $16,501
           United States                                                9,385              7,913           11,598
         ---------------------------------------------------------------------------------------------------------

                                                                      $15,044            $13,773          $28,099
         ---------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP)

     (a)  U.S. accounting pronouncements

          (i) SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" became effective in 1999, expand or modify disclosures and, accordingly, have no effect on the Corporation's consolidated financial position, results of operations or cash flows. Under U.S. GAAP, the Company would have reported comprehensive income (loss) of $(485), $(11,688) and $(2,640) for 2001, 2000 and 1999, respectively.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

          (ii) In April 1999, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 generally requires costs of start-up activities to be expensed instead of being capitalized and amortized and is required to be adopted no later than January 1, 2000. Under U.S. GAAP in fiscal 2001 the Company would have no pre-opening costs.

          (iii) In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 does not have a material impact on the Company's financial position and results of operations.

          (iv) In March 2000 the Financial Accounting Standards Board ("FASB") issued "Interpretation #44, Accounting for Certain Transactions Involving Stock Compensation". Among other issues, this interpretation clarifies:

                (a) The definition of employee for purposes of applying APB Opinion No. 25.

                (b) The criteria for determining whether a plan qualifies as a noncompensatory plan.

                (c) The accounting consequence of various modifications of the terms of a previously fixed stock option award, and

                (d) The accounting for an exchange of stock compensation awards in a business combination.

                In relation to (c) the interpretation states, "if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as a variable from the date of the modification to the date the award is exercised, is forfeited, or expired unexercised, the exercise price of an option award has been reduced if the fair value of the consideration required to be remitted pursuant to the award's original terms". There is no impact on the Company for fiscal 2001.

          (v) In July 2001, FASB issued Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This statement includes requirements to test good will and indefinite lived intangible assets for impairment rather than amortization. This statement will be effective for years beginning December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The Company will adopt this statement for U.S. GAAP reconciliation purposes with the year beginning December 31, 2001.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

     (b)  Reconciliation of total assets, liabilities and shareholders' equity

          --------------------------------------------------------------------------------------------------
                                                                                    2001            2000
          --------------------------------------------------------------------------------------------------

          Total assets for Canadian GAAP                                           $20,453          $19,765
          Adjustments to U.S. GAAP                                                     502              106
          --------------------------------------------------------------------------------------------------

          Total assets for U.S. GAAP                                                20,955           19,871
          --------------------------------------------------------------------------------------------------
          --------------------------------------------------------------------------------------------------

          Total liabilities per Canadian GAAP                                       15,056           22,728
          Adjustments to U.S. GAAP                                                   7,255                0
          --------------------------------------------------------------------------------------------------

          Total liabilities for U.S. GAAP                                           22,311           22,728
          --------------------------------------------------------------------------------------------------
          --------------------------------------------------------------------------------------------------

          Total equity (deficit) for Canadian GAAP                                   5,397           (2,963)
          Adjustment to U.S. GAAP                                                   (6,753)             106
          --------------------------------------------------------------------------------------------------

          Total equity (deficit) for U.S. GAAP                                      (1,356)          (2,857)
          --------------------------------------------------------------------------------------------------
          --------------------------------------------------------------------------------------------------

          Total equity (deficit) and liabilities for U.S. GAAP                     $20,955          $19,871
          --------------------------------------------------------------------------------------------------
          --------------------------------------------------------------------------------------------------

          For Canadian GAAP purposes convertible debt (junior notes) and related costs are recorded in the books as equity if the debt is convertible into common shares of the Company at the option of the issuer. For U.S. GAAP purposes these amounts have been reclassified as a liability.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

     (c) Reconciliation of earnings (loss) reported in accordance with Canadian GAAP and U.S. GAAP:

          --------------------------------------------------------------------------------------------------
                                                                   2001            2000             1999
          --------------------------------------------------------------------------------------------------

          Net income (loss) - Canadian GAAP                        $  297        $(11,816)         $(4,262)

          Adjustments decreasing (increasing) net loss

          Amortization of improvement costs *                         (61)            (61)             (61)

          Dividend on paid-in capital that would be                  (241)              0             (142)
          rated as interest under U.S. GAAP (note 7(a))

          Pre-opening costs                                           (55)            167             (167)

          Recognition of non-capital loss carry forwards *              0               0            1,559
          --------------------------------------------------------------------------------------------------
          Net loss U.S. GAAP                                          (60)        (11,710)          (3,073)
          Comprehensive income adjustments                           (425)             22              433
          --------------------------------------------------------------------------------------------------
          Comprehensive income (loss)
            U.S. GAAP                                              $ (485)       $(11,688)         $(2,640)
          --------------------------------------------------------------------------------------------------
          --------------------------------------------------------------------------------------------------
          Net income (loss) per common share
            Canadian GAAP - Basic                                  $ 0.08        $  (4.51)         $ (2.43)
          --------------------------------------------------------------------------------------------------
          --------------------------------------------------------------------------------------------------

            U.S. GAAP - Basic ***                                  $(0.02)       $  (4.47)         $ (1.74)
          --------------------------------------------------------------------------------------------------
          --------------------------------------------------------------------------------------------------
          Weighted average number of shares
            outstanding                                         3,890,000       2,619,000        1,756,000
          --------------------------------------------------------------------------------------------------
          --------------------------------------------------------------------------------------------------

          * Under U.S. GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease.

          ** Carry forward loss that would be recorded as a deferred tax asset under U.S. GAAP.

          *** Exercise of warrants, options and debenture conversions would be anti-dilutive under U.S. GAAP.

     (d)  Stock options

          In 1995 the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use. This measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. For U.S. GAAP purposes management accounts for options under APB Opinion No. 25. As option exercise prices approximated market price on the dates of grants no compensation expense has been recognized. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 2001, 2000 and 1999 U.S. GAAP net income (loss) per share would have been immaterial.

                                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  Elephant & Castle Group Inc.

By   /s/ Richard Bryant
     ----------------------------------------------------------------
     Richard Bryant, President, Chief Executive Officer/Director

Date March 29, 2002
     ----------------------------------------------------------------

By   /s/ Daniel DeBou
     ----------------------------------------------------------------
     Daniel DeBou, Chief Accounting Officer

Date March 29, 2002
     ----------------------------------------------------------------

     In accordance with the Exchange Act, this report has been additionally signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By   /s/ Jeffrey Barnett
     ----------------------------------------------------------------
     Jeffrey Barnett, Director

Date March 29, 2002
     ----------------------------------------------------------------

By   /s/ Colin Stacey
     ----------------------------------------------------------------
     Colin  J. Stacey, Director

Date March 29, 2002
     ----------------------------------------------------------------

By   /s/ George Pitman
     ----------------------------------------------------------------
     George W. Pitman, Director

Date March 29, 2002
     ----------------------------------------------------------------

By   /s/ David Wiederecht
     ----------------------------------------------------------------
     David Wiederecht, Director

Date March 29, 2002
     ----------------------------------------------------------------

By   /s/ David Matheson
     ----------------------------------------------------------------
     David Matheson, Director

Date March 29, 2002
     ----------------------------------------------------------------

By   /s/ Richard Kelleher
     ----------------------------------------------------------------
     Richard Kelleher, Director

Date March 29, 2002
     ----------------------------------------------------------------

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

10.16    Abstract of Canadian Niagara Hotels sub-franchise             *******

10.17    Abstract of Holiday Inns Hotels Exclusivity
         Agreement re: franchise facilities                            *******

10.18    Form of Franchise Agreement for Alamo Grill                   *******

10.19    Form of Franchise Agreement for Elephant & Castle             *******

10.20    Lease Abstract of Elephant & Castle Group, Inc.
         (Chicago, Illinois)                                           ********

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

******** Filed with Registrant's 10-K dated December 31, 2000