Form 10-Q
period 2002-03-31
ELEPHANT & CASTLE GROUP INC
filed 2002-05-10
CIK 899849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2002
                               -------------------------------------------------

(    ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to _______________________

Commission file number       33-60612
                      ----------------------------------------------------------

                          ELEPHANT & CASTLE GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               BRITISH COLUMBIA                       NOT APPLICABLE
         --------------------------------       -------------------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

SUITE 1200, 1190 HORNBY STREET, VANCOUVER, BC, CANADA                  V6Z 2K5
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
COMMON SHARES AT MARCH 31, 2002:   5,169,604
--------------------------------------------------------------------------------

                          ELEPHANT & CASTLE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                CANADIAN DOLLARS
                                   (UNAUDITED)


                                                      March 31,         December 30,
                                                        2002               2001

ASSETS
Current
   Cash and Term Deposits                          $    464,000         $  1,051,000
   Accounts Receivable                                  536,000              452,000
   Inventory                                            531,000              549,000
   Deposits and Prepaid Expenses                        404,000              580,000
   Pre-Opening Costs                                     41,000               55,000
                                                   ------------         ------------
                                                      1,976,000            2,687,000

Fixed Assets                                         11,740,000           11,873,000
Goodwill                                              1,815,000            1,815,000
Future Income Tax Benefits                            2,722,000            2,722,000
Other Assets                                          1,273,000            1,356,000
                                                   ------------         ------------
                                                   $ 19,526,000         $ 20,453,000
                                                   ------------         ------------

LIABILITIES
Current
   Accounts Payable and Accrued Liabilities        $  5,103,000         $  5,572,000
   Current Portion of Long-Term Debt                    933,000              914,000
                                                   ------------         ------------
                                                      6,036,000            6,486,000

Long-Term Debt                                        7,839,000            8,119,000
Other Liabilities                                       394,000              451,000
                                                   ------------         ------------
                                                     14,269,000           15,056,000
                                                   ------------         ------------

SHAREHOLDERS' EQUITY (DEFICIT)
Capital Stock                                        17,826,000           17,826,000
Other Paid-In Capital                                 7,361,000            7,225,000
Deficit                                             (19,930,000)         (19,654,000)
                                                   ------------         ------------
                                                      5,257,000            5,397,000
                                                   ------------         ------------

                                                   $ 19,526,000         $ 20,453,000
                                                   ------------         ------------


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                CANADIAN DOLLARS
                                   (UNAUDITED)

                                          Thirteen           Thirteen
                                         Weeks Ended       Weeks Ended
                                          March 31,          April 1,
                                            2002               2001
                                                            (restated)

SALES                                    $ 10,376,000      $ 11,315,000
                                         ------------      ------------

RESTAURANT EXPENSES
  Food and Beverage Costs                   2,909,000         3,209,000
  Restaurant Operating Expenses
    Labour                                  3,445,000         3,702,000
    Occupancy and Other                     2,669,000         2,888,000
  Depreciation and Amortization               567,000           405,000
                                         ------------      ------------
                                            9,590,000        10,204,000
                                         ------------      ------------

INCOME FROM RESTAURANT OPERATIONS             786,000         1,111,000

GENERAL AND ADMINISTRATIVE EXPENSES           731,000           669,000

INTEREST ON LONG-TERM DEBT                    195,000           471,000
                                         ------------      ------------

LOSS BEFORE INCOME TAXES                     (140,000)          (29,000)

INCOME TAX (RECOVERY)                               0                 0
                                         ------------      ------------

NET LOSS FOR THE PERIOD                  $   (140,000)     $    (29,000)
                                         ------------      ------------




Average number of shares outstanding        5,169,604         2,595,000

Loss per share                                 ($0.03)           ($0.01)



                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                CANADIAN DOLLARS
                                   (UNAUDITED)

                                                       Thirteen Weeks Ended
                                                     March 31,        April 1,
                                                       2002             2001

Balance at Beginning of Period                      $ 5,397,000      $(2,963,000)

   Application of a Change in Accounting Policy               0         (590,000)
   Net Loss                                            (140,000)         (29,000)
                                                    -----------      -----------

Balance at End of Period                            $ 5,257,000      $(3,582,000)
                                                    -----------      -----------


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                CANADIAN DOLLARS
                                   (UNAUDITED)

                                                       Thirteen Weeks Ended
                                                    March 31,         April 1,
                                                      2002             2001

OPERATING ACTIVITIES

NET INCOME (LOSS)                                  $  (140,000)     $   (29,000)
   Add: Items not involving cash                       585,000          480,000

                                                   -----------      -----------
                                                       445,000          451,000
                                                   -----------      -----------

CHANGES IN NON-CASH WORKING CAPITAL
      Accounts Receivable                              (84,000)          39,000
      Inventory                                         18,000           12,000
      Deposits and Prepaid Expenses                    176,000           33,000
      Accounts Payable and Accrued Liabilities        (469,000)        (326,000)
                                                   -----------      -----------
                                                      (359,000)        (242,000)
                                                   -----------      -----------

                                                   -----------      -----------
                                                        86,000          209,000
                                                   -----------      -----------

INVESTING ACTIVITIES
   Acquisition of Fixed Assets                        (457,000)      (1,633,000)
   Acquisition of Other Assets, including pre-
           opening costs                                     0          (82,000)
                                                   -----------      -----------
                                                      (457,000)      (1,715,000)
                                                   -----------      -----------

FINANCING ACTIVITIES
   Repayment of Capital Leases                         (18,000)               0
   Proceeds from Long-Term Debt                              0           32,000
   Repayment of Long-Term Debt                        (198,000)         (13,000)
                                                   -----------      -----------
                                                      (216,000)          19,000
                                                   -----------      -----------

(DECREASE) IN CASH DURING PERIOD                      (587,000)      (1,487,000)

CASH AT BEGINNING OF PERIOD                          1,051,000        1,725,000
                                                   -----------      -----------

CASH AT END OF PERIOD                              $   464,000      $   238,000
                                                   -----------      -----------



                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED MARCH 31, 2002 AND APRIL 1, 2001
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 30, 2001 Form 10-K.

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2002 and April 1, 2001 and the consolidated results of operations, the consolidated statement of shareholders' equity and cash flow for the thirteen weeks then ended. The results of operations for the interim periods are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2.   CLOSED LOCATIONS

     The comparative financial statements for 2001 include the results of operations for two locations, which are excluded from the 2002 results. The restatement of the 2001 results is due to the inclusion of revenues and expenses for the operation of the Rainforest Cafe located in Vancouver, British Columbia. This location closed on September 2, 2001. The Elephant & Castle Guildford, BC location closed on January 20, 2002 and no revenue or expenses was recognized during this period.

3.   COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform to the current period's presentation.

4.   FRANCHISES

     Royalties receivable from franchised locations are included in sales.

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10K for the Year Ended December 30, 2001, as filed with the Securities and Exchange Commission):


                                              THIRTEEN WEEKS ENDED
                                         MARCH 31, 2002  APRIL 1, 2001

           NET LOSS - CANADA                   $(140)          $(29)

           ADJUSTMENTS:

           AMORTIZATION OF LEASEHOLD
                IMPROVEMENT COSTS                (15)           (15)
           PRE-OPENING COSTS                      14            (82)
           DIVIDEND ON PAID-IN CAPITAL          (136)             0

           NET LOSS - UNITED STATES            $(277)         $(126)
                                          ----------     ----------

           NET LOSS PER COMMON SHARE

           CANADA                             ($0.03)        ($0.01)

           UNITED STATES                      ($0.05)        ($0.05)

           AVERAGE NUMBER OF COMMON
             SHARES OUTSTANDING:           5,169,604      2,594,604


6.   LONG-TERM DEBT RE-NEGOTIATION

     On June 29, 2001, shareholders approved the issuance of 2,600,000 shares to General Electric Private Placement Partners II (GEIPP II) under terms of a debt re-negotiation agreement. In exchange for the shares, GEIPP II agreed to accept common shares in payment of CDN $941 of accrued interest, reduce the interest rate on the debt from 8% to 6%, convert US$5,000 of the debt to common shares over the next four years and modify the repayment schedule for the remainder of the debt.

7.   STOCK BASED COMPENSATION

     Effective January 2002, the Company adopted the new Handbook recommendation in accounting for its employee stock option plans. Options are accounted for using the intrinsic value method where compensation expense is recorded when options are granted at discounts to market.

8.   GOODWILL AND INTANGIBLE ASSETS

     Effective January 2002, the Company adopted the new Handbook recommendation in accounting for goodwill and other intangible assets. This recommendation includes requirements to test goodwill and indefinite lived intangible assets annually for impairment rather than amortization. The impact of this recommendation on the Company's operations is nil for the thirteen weeks ended March 31, 2002.

9.   CHANGE IN ACCOUNTING POLICY

     Effective January 2002, the Company adopted the new Handbook recommendation in accounting for foreign currency translation whereby unrealized gains and losses are recorded as income or expensed in the period incurred. The impact of the retroactive application of this change in accounting policy would have resulted in a net loss of CDN ($609,000) for the thirteen week period ended April 1, 2001 and a loss per share of ($0.23).

                          ELEPHANT & CASTLE GROUP INC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         None

         REPORTS ON FORM 8-K

         None

                          ELEPHANT & CASTLE GROUP INC.
                                QUARTERLY REPORT
                       THIRTEEN WEEKS ENDED MARCH 31, 2002

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL BUSINESS CONDITIONS

- Both the business and tourist travel industries were hit particularly hard in the recent months. As a company with many locations associated with business centres, hotels and tourist locations, Elephant & Castle felt the effects of this downturn. Same store sales declined by 9% compared to the previous year and restaurant income declined by 33%. While some of these effects are expected to continue for most of the year, there are clear indications that the climate is improving. The Company continues to have great confidence in its brands and expects the current downturn to be temporary.

FRANCHISE DEVELOPMENTS

- The Company continues to focus on developing its franchising business, with franchise units now representing over 30% of the number of restaurants in the system. Many companies suspended their capital investment plans following 9-11, and the Company's franchise pipeline was heavily impacted as a direct result. That pipeline is now rebuilding. One additional agreement, for an Elephant & Castle, has been signed subsequent to the quarter end and several other opportunities for both Alamo Steakhouse & Grill and Elephant & Castle are under discussion.

SITE DEVELOPMENTS

- The recently opened corporate location in downtown Chicago has continued to outperform expectations. No new leases for additional units have been signed.

- The Guildford, BC location was closed on January 20, 2002 as a result of a lease termination by the landlord.

- The Company has invested in a major renovation of its Ottawa restaurant, which necessitated a partial closure, and has made further progress in reducing the renovation backlog at other stores.

THIRTEEN WEEKS ENDED MARCH 31, 2002 (UNAUDITED) VS. THIRTEEN WEEKS ENDED APRIL 1, 2001 (UNAUDITED)

NET INCOME

For the thirteen weeks ended March 31, 2002, the Company's net loss before income taxes was CDN ($140,000) compared to CDN ($29,000) for the corresponding period in 2001. Loss per share for the current period was CDN ($0.03) compared to CDN ($0.01) in 2001. The average number of shares outstanding increased from 2,594,604 in 2001 to 5,169,604 for the current period.

SALES

Overall, sales decreased 8.3% during the thirteen weeks ended March 31, 2002 to CDN $10,376,000 from CDN $11,315,000 for the comparable period in 2001. The 2001 figure included sales for one Rainforest Cafe location that was closed in September, 2001 and sales for the Guildford BC location that was closed on January 20, 2002.

For the eleven Canadian locations fully open throughout both periods, sales for the thirteen weeks ended March 31, 2002 totaled CDN $4,003,000 compared with CDN $4,289,000 and were down (6.7)% compared to the thirteen weeks ended April 1, 2001.

For the six US locations open throughout both periods, sales for the 2002 period were US$2,711,000 and were down (10.5)% compared to the 2001 period.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 28.0% compared to 28.4% for the thirteen weeks ended April 1, 2001.

LABOUR AND BENEFITS COSTS

Labour and benefits increased from 32.7% of sales in 2001 to 33.2 % for the current period. The increase is primarily the result of volume declines combined with an increased investment in training.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales from 25.5% in 2001 to 25.7% for the current period. The increase in energy costs and the effect of volume declines more than offset the benefit of the closure of the Rainforest Cafe.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 5.5% of sales for the current period from 3.6% last year. The addition of the Chicago store plus amortization of its pre-operating costs in 2002 account for the higher figure.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 5.9% of sales in 2001 to 7.0% in the current period. The Company has increased its investment in franchise marketing and its investment in restaurant support, required by the growth in number of units in the system. The increase in the proportion of franchised units in the system is likely to necessitate a growth in G&A costs at a higher rate than sales.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt fell to CDN $195,000 in 2002 compared to $471,000 in 2001. The reduction was primarily the result of the debt restructuring in 2001, whereby interest rates were reduced and US $5,000,000 of Junior Notes was classified as equity. Additionally, there was a gain of CDN $51,000 on foreign exchange resulting from a strengthening of the Canadian Dollar relative to the US dollar and its impact on the US dollar debt. Previously such gains and losses were amortized over the period of the loan, but under a change in Canadian GAAP these gains and losses are now recorded as an income or expense in the period in which they arise. This change in Canadian GAAP will increase the volatility of the Company's interest expense. The retroactive application of the change in accounting policy would have resulted in an interest on long-term debt of $1,080,000 for the thirteen weeks ended April 1, 2001.

(LOSS) BEFORE TAXES

The Company incurred a loss before income taxes of CDN ($140,000) for the 2002 period compared to a loss of CDN ($29,000) for the 2001 period.

INCOME TAXES

The Company did not recognize a future tax asset on either the CDN ($140,000) loss in the current period, nor on the CDN ($29,000) loss incurred in the 2001 period. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow for the thirteen week period ended March 31, 2002 was CDN $445,000 compared to CDN $451,000 for the thirteen week period ended April 1, 2001. Changes in non-cash working capital items, principally a reduction of accounts payable and deposits and prepaids, resulted in a net use of funds of CDN ($359,000) in the current period, compared to a net use of funds of CDN ($242,000) a year ago. Capital expenditures required CDN $457,000 compared to CDN $1,633,000 in the comparable period of 2001. Debt repayments on the Senior Notes were CDN $198,000.

The Company's cash balance as of March 31, 2002 was CDN $464,000 compared to CDN $238,000 on April 1, 2001. The Company's current growth strategy is to focus on strengthening the profitability of existing operations and leveraging the brands' strength through franchising and through corporate store growth to the extent deliverable through internally generated cash flow.

THIRTEEN WEEKS ENDED APRIL 1, 2001 (UNAUDITED) VS. THIRTEEN WEEKS ENDED MARCH 26, 2000 (UNAUDITED)

NET INCOME

For the thirteen weeks ended April 1, 2001, the Company's net loss before income taxes was CDN ($29,000) compared to CDN ($869,000) for the corresponding period in 2000. Loss per share, before income tax recovery, for the current period was CDN ($0.01), compared to CDN ($0.37) in 2000. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below) reduced the Net
Loss for the 2000 period to CDN $608,000 (CDN ($0.26) per share). There was no recovery in the 2001 period. The average number of shares outstanding increased from 2,378,855 in 2000 to 2,594,604 for the current period.

SALES

The 2000 figure included sales for two locations that were closed at the start of the 2001 period: Rainforest - Toronto (Scarborough) ON (closed January 7,
2001) and Franklin Mills PA (closed January 7, 2001); and sales for the Regina SK location that was closed on March 28, 2000. The 2001 figures also exclude any sales from the Rainforest restaurant in Yorkdale ON. Overall, sales decreased 4.7% during the thirteen weeks ended April 1, 2001 to CDN $11,315,000 from CDN $11,875,000 for the comparable period in 2000.

For the thirteen Canadian Elephant & Castle locations open throughout both periods, sales for the thirteen weeks ended April 1, 2001 totaled CDN $5,345,000 and were up 9.6% compared to the thirteen weeks ended March 26, 2000.

For the six US locations open throughout both periods, sales for the 2001 period were US$3,030,000 and were up 2.9% compared to the 2000 period.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 28.4% for the thirteen weeks ended April 1, 2001 compared to 29.2% for the thirteen weeks ended March 26, 2000. For the core business (excluding the Rainforest locations and the Franklin Mills locations), the rate also decreased, from 29.1% to 28.5%.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased from 33.6% of sales in 2000 to 32.7% for the current period. For the core business, the decrease was from 33.1% to 32.4%.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses decreased as a percentage of sales from 28.9% in 2000 to 25.5% for the current period. The disposal of the stores mentioned above, plus the positive impact of higher same store sales resulted in the decrease.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 4.0% of sales for the current period from 6.4% in the prior year. Amortization of pre-operating costs for new restaurants in 2000 resulted in the higher figure in 2000. In dollar terms, depreciation and amortization decreased to CDN $405,000 in 2000 from CDN $755,000 in 2000.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 5.4% of sales in 2000 to 6.7% in the current period. In dollar terms, the increase was from CDN $645,000 in 2000 to CDN $669,000 in the current period. Certain non-recurring cost recoveries in 2000 caused the lower figure in 2000.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt was relatively stable at CDN $471,000 in 2001 compared to $459,000 in 2000. The moderate increase was due to new capital leases and currency conversion costs.

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

The amount of long-term debt due within the next twelve months exceeds CDN $1,800,000, including a payment of CDN $1,733,000 due in November 2001. The Company is negotiating with its principal lender to restructure its debt, including the waiver of certain interest payments and the rescheduling of principal repayments. A satisfactory outcome is anticipated.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ELEPHANT & CASTLE GROUP INC.
--------------------------------------------------------------------------------
                                  (Registrant)


Date         May 10, 2002                       /s/ Richard Bryant
     ----------------------------       ----------------------------------------
                                           Richard Bryant, President & C.E.O.

Date         May 10, 2002                      /s/ Andrew W. Poon
     ---------------------------        ----------------------------------------
                                        Andrew W. Poon, Chief Accounting Officer