Form 10-Q
period 2002-06-30
ELEPHANT & CASTLE GROUP INC
filed 2002-08-14
CIK 899849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 2002
                               -----------------

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to _______________________

Commission file number  33-60612
                       ----------


                          ELEPHANT & CASTLE GROUP INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       BRITISH COLUMBIA                                   NOT APPLICABLE
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


SUITE 1200, 1190 HORNBY STREET, VANCOUVER, BC, CANADA        V6Z 2K5
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


(Issuer's telephone number)  (604) 684-6451
                           ------------------


_______________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


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
                                                          (   ) Yes (  ) No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  COMMON SHARES AT JUNE 30,2002:  5,169,604
----------------------------------------------

                          ELEPHANT & CASTLE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                JUNE 30,                   JULY 1,                DECEMBER 30,
                                                                  2002                      2001                      2001
                                                                --------                   -------                ------------
ASSETS
Current
   Cash                                                         $    525                  $    246                   $  1,051
   Accounts Receivable                                               366                       698                        452
   Inventory                                                         530                       553                        549
   Deposits and Prepaid Expenses                                     283                       426                        580
   Pre-Opening Costs                                                   -                       109                         55
                                                                --------                  --------                   --------
                                                                   1,704                     2,032                      2,687

Fixed Assets                                                      11,770                    12,260                     11,873
Goodwill                                                           1,815                     1,849                      1,815
Future Income Tax Benefits                                         2,722                     2,722                      2,722
Other Assets                                                       1,266                     1,943                      1,356
                                                                --------                  --------                   --------
                                                                $ 19,277                  $ 20,806                   $ 20,453
                                                                ========                  ========                   ========

LIABILITIES
Current
   Accounts Payable and Accrued Liabilities                      $ 4,962                   $ 5,836                    $ 5,572
   Current Portion of Long-Term Debt                                 963                       619                        914
                                                                --------                  --------                   --------
                                                                   5,925                     6,455                      6,486

Long-Term Debt                                                     7,300                     9,293                      8,119
Other Liabilities                                                    337                         -                        451
                                                                --------                  --------                   --------
                                                                  13,562                    15,748                     15,056
                                                                --------                  --------                   --------

SHAREHOLDERS' EQUITY
Capital Stock                                                     17,826                    17,812                     17,826
Other Paid-In Capital                                              7,483                     6,819                      7,225
Deficit                                                          (19,594)                  (19,573)                   (19,654)
                                                                --------                  --------                   --------
                                                                   5,715                     5,058                      5,397
                                                                --------                  --------                   --------

                                                                $ 19,277                  $ 20,806                   $ 20,453
                                                                ========                  ========                   ========



                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                CANADIAN DOLLARS
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                   (UNAUDITED)

                                                              THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                                          ----------------------------           ----------------------------
                                                          JUNE 30,             JULY 1,             JUNE 30,           JULY 1,
                                                            2002                 2001                2002              2001
                                                          --------            --------            --------           --------
SALES                                                     $ 10,517            $ 11,930            $ 20,893           $ 23,245
                                                          --------            --------            --------           --------
RESTAURANT EXPENSES
  Food and Beverage Costs                                    2,958               3,413               5,867              6,623
  Restaurant Operating Expenses
    Labour                                                   3,350               4,002               6,795              7,704
    Occupancy and Other                                      2,550               2,939               5,219              5,827
  Depreciation and Amortization                                497                 477               1,064                881
                                                          --------            --------            --------           --------
                                                             9,355              10,831              18,945             21,035
                                                          --------            --------            --------           --------

INCOME FROM RESTAURANT OPERATIONS                            1,162               1,099               1,948              2,210

GENERAL AND ADMINISTRATIVE EXPENSES                            902                 773               1,633              1,442

INTEREST ON LONG-TERM DEBT                                     232                 414                 493                825

(GAIN)/LOSS ON FOREIGN EXCHANGE                               (430)                 60                (496)               120
                                                          --------            --------            --------           --------

INCOME/(LOSS) BEFORE INCOME TAXES                              458                (148)                318               (177)

INCOME TAX (RECOVERY)                                            -                   -                   -                  -
                                                          --------            --------            --------           --------

NET INCOME/(LOSS) FOR THE PERIOD                          $    458            $   (148)           $    318           $   (177)
                                                          ========            ========            ========           ========


Average number of shares outstanding                     5,169,604           2,595,000           5,169,604          2,595,000

Earnings/(Loss) per share                                   $ 0.09             $ (0.06)             $ 0.06            $ (0.07)



                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        TWENTY-SIX WEEKS ENDED
                                                                      ---------------------------
                                                                      JUNE 30,            JULY 1,
                                                                        2002               2001
                                                                      --------            -------
Balance at Beginning of Period                                         $5,397             $(2,963)
   Equity element of re-negotiated
        convertible debentures                                              -               6,463
   Issue of shares:
        for interest                                                        -                 941
        on re-negotiation of debentures                                     -                 904
   Change in accounting policy                                              -                (110)
   Net income/(loss)                                                      318                (177)
                                                                       ------             -------
Balance at End of Period                                               $5,715             $ 5,058
                                                                       ======             =======



                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        TWENTY-SIX WEEKS ENDED
                                                                      ---------------------------
                                                                      JUNE 30,            JULY 1,
                                                                        2002               2001
                                                                      --------            -------
OPERATING ACTIVITIES

NET INCOME (LOSS)                                                      $  318             $  (177)
   Add: Items not involving cash                                          644                 936
                                                                       ------             -------
                                                                          962                 759
                                                                       ------             -------

CHANGES IN NON-CASH WORKING CAPITAL
      Accounts Receivable                                                  86                 (28)
      Inventory                                                            19                 (46)
      Deposits and Prepaid Expenses                                       297                 (58)
      Accounts Payable and Accrued Liabilities                           (610)                231
                                                                       ------             -------
                                                                         (208)                 99
                                                                       ------             -------

                                                                          754                 858
                                                                       ------             -------

INVESTING ACTIVITIES
   Acquisition of Fixed Assets                                           (936)             (2,205)
   Acquisition of Other Assets, including
           pre-opening costs                                                -                (138)
                                                                       ------             -------
                                                                         (936)             (2,343)
                                                                       ------             -------

FINANCING ACTIVITIES
   Proceeds from Capital Leases                                            54                  32
   Repayment of Long-Term Debt                                           (398)                (26)
                                                                       ------             -------
                                                                         (344)                  6
                                                                       ------             -------

(DECREASE) IN CASH DURING PERIOD                                         (526)             (1,479)

CASH AT BEGINNING OF PERIOD                                             1,051               1,725
                                                                       ------             -------

CASH AT END OF PERIOD                                                  $  525             $   246
                                                                       ======             =======



                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
              TWENTY-SIX WEEKS ENDED JUNE 30, 2002 AND JULY 1, 2001
                                CANADIAN DOLLARS
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                   (UNAUDITED)

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

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2002 and July 1, 2001 and the consolidated results of operations, the consolidated statement of shareholders' equity and cash flow for the twenty-six weeks then ended. The results of operations for the interim periods are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2.   CLOSED LOCATIONS

     The comparative financial statements for 2001 include the results of operations for two locations, which are excluded from the 2002 results. The Rainforest Cafe located in Vancouver, British Columbia closed on September 2, 2001. The Elephant & Castle Guildford, BC location closed on January 20, 2002 and no revenue or expenses was recognized during this period.

3.   COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform to the current period's presentation.

4.   FRANCHISES

     Royalties receivable from franchised locations are included in sales.

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10-K for the Year Ended December 30, 2001, as filed with the Securities and Exchange Commission):

                                     THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                     ---------------------   ----------------------
                                      JUNE 30,     JULY 1,    JUNE 30,     JULY 1,
                                        2002        2001        2002        2001
                                     ---------   ----------   ---------   ---------
Net Income/(Loss) - Canada           $     458   $     (148)  $     318   $    (177)

Adjustments:
   Amortization of leasehold
      improvement costs                    (15)         (15)        (30)        (30)
   Pre-opening costs                        41          (29)         55        (109)
   Dividends on paid-in capital           (122)           0        (258)          0
                                     ---------   ----------   ---------   ---------
Net Income/(Loss) - United States    $     362   $     (192)  $      85   $    (316)
                                     =========   ==========   =========   =========

Net Income/(loss) per Common Share

Canada                               $    0.09   $   (0.06)   $    0.06   $   (0.07)
United States                        $    0.07   $   (0.07)   $    0.02   $   (0.12)
Average Number of Common Shares
   Outstanding                       5,169,604   2,595,000    5,169,604   2,595,000

6.   LONG-TERM DEBT RE-NEGOTIATION

     On June 29, 2001, shareholders approved the issuance of 2,600,000 shares to General Electric Private Placement Partners II (GEIPPP II) under terms of a debt re-negotiation agreement. In exchange for the shares, GEIPPP II agreed to accept common shares in payment of CDN $941 of accrued interest, reduce the interest rate on the debt from 8% to 6%, convert US $5,000 of the debt to common shares over the next four years and modify the repayment schedule for the remainder of the debt.

7.   STOCK BASED COMPENSATION

     Effective January 2002, the Company adopted the new Handbook recommendation in accounting for its employee stock option plans. Options are accounted for using the intrinsic value method where compensation expense is recorded when options are granted at discounts to market.

8.   GOODWILL AND INTANGIBLE ASSETS

     Effective January 2002, the Company adopted the new Handbook recommendation in accounting for goodwill and other intangible assets. This recommendation includes requirements to test goodwill and indefinite lived intangible assets annually for impairment rather than amortization. The impact of this recommendation on the Company's operations is nil for the twenty-six weeks ended June 30, 2002.

9.   CHANGE IN ACCOUNTING POLICY

     Effective January 2002, the Company adopted the new Handbook recommendation in accounting for foreign currency translation whereby unrealized gains and losses are recorded as income or expensed in the period incurred. The impact of the retroactive application of this change in accounting policy would have resulted in a net loss of CDN ($287) for the twenty-six week period ended July 1, 2001 and a loss per share of CDN ($0.11). The loss on foreign exchange for the 2001 comparatives relates to the amortization of currency translation on the long-term debt.

                          ELEPHANT & CASTLE GROUP INC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         None

         REPORTS ON FORM 8-K

         None

                          ELEPHANT & CASTLE GROUP INC.
                                QUARTERLY REPORT
                THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 30, 2002
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 30, 2002 (UNAUDITED) VS. THIRTEEN WEEKS ENDED JULY 1, 2001 (UNAUDITED)

NET INCOME

For the thirteen weeks ended June 30, 2002, the Company's net income before income taxes was CDN $458 compared to a net loss of CDN ($148) for the corresponding period in 2001. Earnings per share for the current period, before and after provisions for income taxes, were CDN $0.09 compared to loss per share of CDN ($0.06) in 2001. The average number of shares outstanding increased from 2,595,000 in 2001 to 5,169,604 for the current period.

SALES

Overall, sales decreased 11.8% during the thirteen weeks ended June 30, 2002 to CDN $10,517 from CDN $11,930 for the comparable period in 2001. The 2001 figure included sales for one Rainforest Cafe location that was closed in September 2001 and sales for the Guildford BC location that was closed on January 20, 2002.

For the eleven Canadian locations fully open throughout both periods, sales for the thirteen weeks ended June 30, 2002 totaled CDN $4,277 compared with CDN $4,405 and were down 2.9% compared to the thirteen weeks ended July 1, 2001.

For the six US locations open throughout both periods, sales for the 2002 period were US $2,760 compared with US $2,799 and were down 1.4% compared to the 2001 period.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 28.1% compared to 28.6% for the thirteen weeks ended July 1, 2001.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased from 33.6% of sales in 2001 to 31.9 % for the current period.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses decreased as a percentage of sales from 24.6% in 2001 to 24.3% for the current period.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 4.7% of sales for the current period from 4.0% last year. The addition of the Chicago store plus amortization of its pre-operating costs in 2002 account for the higher figure.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 6.5% of sales in 2001 to 8.6% in the current period. The Company has increased its investment in franchise marketing and its investment in restaurant support, required by the growth in number of units in the system. The increase in the proportion of franchised units in the system is likely to necessitate a growth in G&A costs at a higher rate than sales.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt fell to CDN $232 in 2002 compared to CDN $414 in 2001. The 2001 comparative has been restated to reflect the change in regards to the amortization of the currency translation on the long-term debt. The reduction in interest expense was primarily the result of the debt restructuring in 2001, whereby interest rates were reduced and US $5,000 of Junior Notes was classified as equity. Due to a change in Canadian GAAP effective January 1, 2002, gains and losses previously amortized over the period of the loan, are now recorded as an income or expense in the period in which they arise. The impact of changes in the rate of exchange on foreign currency, previously included with interest expense, is now recorded separately as gains or losses on foreign exchange (see below).

GAIN (LOSS) ON FOREIGN EXCHANGE

There was a gain of CDN $430 on foreign exchange resulting from a strengthening of the Canadian dollar relative to the US dollar and it impacts primarily the US dollar denominated debt. Previously such gains and losses were amortized over the period of the loan, but under a change in Canadian GAAP these gains and losses are now recorded as an income or expense in the period in which they arise. This change in Canadian GAAP will increase the volatility of the Company's earnings.

INCOME (LOSS) BEFORE TAXES

The Company recorded income before income taxes of CDN $458 for the 2002 period compared to a loss of CDN ($148) for the corresponding 2001 period. The increase is primarily attributed to a decrease in interest expense and a favorable gain on foreign exchange.

INCOME TAXES

The Company did not recognize a tax provision on either the CDN $458 income in 2002 or a tax recovery on the CDN ($148) loss incurred in the 2001 period. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.


TWENTY-SIX WEEKS ENDED JUNE 30, 2002 (UNAUDITED) VS. TWENTY-SIX WEEKS ENDED JULY 1, 2001 (UNAUDITED)

NET INCOME

For the twenty-six weeks ended June 30, 2002, the Company's net income before income taxes was CDN $318 compared to a loss of CDN ($177) for the corresponding period in 2001. Earnings per share, before income tax provisions, for the current period was CDN $0.06, compared to CDN ($0.07) in 2001. There was no income tax provision in the current period as there are significant loss carry-forwards from prior years that will reduce its effective tax rate in future periods. The average number of shares outstanding increased from 2,595,000 in 2001 to 5,169,604 for the current period.

SALES

Sales decreased 10.1% during the twenty-six weeks ended June 30, 2002 to CDN $20,893 from CDN $23,245 for the comparable period in 2001. The 2001 figure included sales for the Vancouver Rainforest Cafe Restaurant which was closed on September 2, 2001 and the Elephant & Castle Guildford, BC location which was closed on January 20, 2002 and which no revenues or expenses were recognized during this period.

For the eleven Canadian Elephant & Castle locations open throughout both periods, sales for the twenty-six weeks ended June 30, 2002 totaled CDN $8,280 compared with CDN $8,694 and were down 4.8% compared to the twenty-six weeks ended July 1, 2001.

For the six US locations open throughout both periods, sales for the 2002 period were US $5,471 compared with US $5,829 and down 6.1% compared to the 2001 period.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 28.1% for the twenty-six weeks ended June 30, 2002 compared to 28.5% for the twenty-six weeks ended July 1, 2001.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased from 33.1% of sales in 2001 to 32.5% for the current period.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses decreased as a percentage of sales from 25.1% in 2001 to 25.0% for the current period.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 5.1% of sales for the current period from 3.8% in 2001. In dollar terms, depreciation and amortization increased to CDN $1,064 in 2002 from CDN $881 in 2001. The increase is primarily attributable to the addition of the Chicago store plus the amortization of the pre-opening costs which have been fully amortized.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 6.2% of sales in 2001 to 7.8% in the current period. In dollar terms, the increase was from CDN $1,442 to CDN $1,633 in the current period. The Company has increased its investment in franchise marketing and its investment in restaurant support, required by the growth in number of units in the system. The increase in the proportion of franchised units in the system is likely to necessitate a growth in G&A costs at a higher rate than sales.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt decreased from CDN $825 in 2001 to CDN $493 in 2002. The 2001 comparative has been restated to reflect the change in regards to the amortization of the currency translation on the long-term debt. The reduction in interest expense was primarily the result of the debt restructuring in 2001, whereby interest rates were reduced and US $5,000 of Junior Notes was classified as equity. Due to a change in Canadian GAAP effective January 1, 2002, gains and losses previously amortized over the period of the loan, are now recorded as an income or expense in the period in which they arise. The impact of changes in the rate of exchange on foreign currency previously included with interest expense, is now separately recorded as gains or losses on foreign exchange (see below).

GAIN (LOSS) ON FOREIGN EXCHANGE

There was a gain of CDN $496 on foreign exchange resulting from a strengthening of the Canadian dollar relative to the US dollar and it impacts primarily on the US dollar denominated debt. Previously such gains and losses were amortized over the period of the loan, but under a change in Canadian GAAP these gains and losses are now recorded as an income or expense in the period in which they arise.

This change in Canadian GAAP will increase the volatility of the Company's earnings.

INCOME (LOSS) BEFORE INCOME TAXES

The Company recorded income before income taxes of CDN $318 for the 2002 period compared to a loss of CDN ($177) for the corresponding 2001 period. The increase is primarily attributed to a decrease in interest expense and a favorable gain on foreign exchange.

INCOME TAXES

The Company did not recognize a tax provision on either the CDN $318 income in 2002 or a tax recovery on the CDN ($177) loss incurred in the 2001 period. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow for the twenty-six week period ended June 30, 2002 was CDN $962 compared to CDN $759 for the twenty-six week period ended July 1, 2001. Changes in non-cash working capital items, principally a reduction of accounts payable and deposits and prepaids, resulted in a net use of funds of CDN ($208) in the current period, compared to a net source of funds of CDN $99 a year ago. Capital expenditures required CDN $936 compared to CDN $2,205 in the comparable period of 2001. Proceeds from capital leases were CDN $54 in the period compared to CDN $32 in 2001. Debt repayments on the Senior Notes were CDN $398 compared to CDN $26 in the prior period.

The Company's cash balance as of June 30, 2002 was CDN $525 compared to CDN $246 on July 1, 2001. The Company's current growth strategy is to focus on strengthening the profitability of existing operations and leveraging the brands' strength through franchising and through corporate store growth to the extent deliverable through internally generated cash flow.

The Company did not meet the EBITDA target required for mandatory conversion of the first tranche of Junior Notes at the first opportunity for the fiscal period ended June 30, 2002. If the Company meets the EBITDA requirements in full for the next Conversion Date, September 1, 2003, then the aggregate principal amount of the Junior Notes scheduled to be converted into shares of Common Stock on this Scheduled Conversion Date and on the subsequent Conversion Date shall be converted in full at a price per share set forth in the agreement.

THIRTEEN WEEKS ENDED JULY 1, 2001 (UNAUDITED) VS. THIRTEEN WEEKS ENDED JUNE 25, 2000 (UNAUDITED)

NET INCOME

For the thirteen weeks ended July 1, 2001, the Company's net loss before income taxes was CDN ($148) compared to CDN ($1,036) for the corresponding period in 2000. Loss per share, before income tax recovery, for the current period was CDN ($0.06), compared to CDN ($0.39) in 2000. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and Note 2 to the financial statements) reduced the Net Loss for the 2000 period to CDN ($803) (CDN ($0.30) per share). There was no recovery in the current period. The average number of shares outstanding was 2,595,000 in the current period and 2,645,000 in the 2000 period.

SALES

Sales during the thirteen weeks ended July 1, 2001 totaled CDN $11,930 and were nearly equal to the CDN $11,934 for the comparable period in 2000. The 2001 figure includes sales for the new Chicago Elephant & Castle location (opened April 11, 2001) and the sales for the Vancouver Rainforest Restaurant (see Site Developments, above). The 2000 figure includes sales for the Franklin Mills twin location (closed January 7, 2001) and the Company's share of sales from three Canadian Rainforest Restaurant locations (the Company wrote-off its entire investment in these locations as of December 31, 2000).

For the thirteen Canadian Elephant & Castle locations open throughout both periods, sales for the thirteen weeks ended July 1, 2001 totaled CDN $5,394 and were up 1.8% compared to the thirteen weeks ended June 25, 2000.

For the six US locations open throughout both periods, sales for the 2001 period were US $2,799 and were 6.0% down from the 2000 period, driven by a 22% decline at the Philadelphia, PA location.

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

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased from 6.5% to 4.0%. Amortization of pre-opening costs for new restaurants in 2000 resulted in the higher figure in 2000. In dollar terms, depreciation and amortization decreased to CDN $477 in 2001 from CDN $733 in 2000.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 6.1% of sales in 2000 to 6.5% in the current period. In dollar terms the increase was from CDN $723 in the 2000 period to CDN $773 in the current period. Additional costs related to franchise openings comprised much of the increase.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt was relatively stable at CDN $474 in 2001 compared to CDN $459 in 2000. These figures include the amortization of foreign currency translation on the long-term debt. The moderate increase was due to new capital leases and currency conversion costs.

(LOSS) BEFORE TAXES

The Company incurred a loss before income taxes of CDN ($148) for the 2001 period compared to a loss of CDN ($1,036) for the 2000 period. As discussed above, the Company realized positive impacts from the closure of unprofitable locations and solid control of operating expenses. Core business operating margins improved in most key operating categories.

INCOME TAXES

Effective January 1, 2000, Generally Accepted Accounting Principles in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $233 in the thirteen weeks ended June 25, 2000. This had the effect of reducing the net loss to CDN $803.

A future tax asset was not recognized in the current period. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

TWENTY-SIX WEEKS ENDED JULY 1, 2001 (UNAUDITED) VS. TWENTY-SIX WEEKS ENDED JUNE 25, 2000 (UNAUDITED)

NET INCOME

For the twenty-six weeks ended July 1, 2001, the Company's net loss before income taxes was CDN ($177) compared to CDN ($1,905) for the corresponding period in 2000. Loss per share, before income tax recovery, for the current period was CDN ($0.07), compared to CDN ($0.72) in 2000. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and Note 2 to the financial statements) reduced the Net Loss for the 2000 period to CDN $1,411 (CDN ($0.53) per share). There was no recovery in the current period. The average number of shares outstanding, after giving effect to the one for two share consolidation, decreased from 2,644,000 in 2000 to 2,595,000 for the current period.

SALES

Sales decreased 2.4% during the twenty-six weeks ended July 1, 2001 to CDN $23,245 from CDN $23,809 for the comparable period in 2000. The 2001 figure includes sales for the new Chicago Elephant & Castle location (opened April 11,
2001) and the sales for the Vancouver Rainforest Restaurant (see Site Developments, above). The 2000 figure includes sales for the Franklin Mills twin location (closed January 7, 2001) and the Company's share of sales from three Canadian Rainforest Restaurant locations (the Company wrote-off its entire investment in these locations as of December 31, 2000). The 2000 figure also includes sales for its Regina, Saskatchewan location, which closed at the end of March, 2000.

For the thirteen Canadian Elephant & Castle locations open throughout both periods, sales for the twenty-six weeks ended July 1, 2001 totaled CDN $10,739 and were up 5.5% compared to the twenty-six weeks ended June 25, 2000.

For the six US locations open throughout both periods, sales for the 2001 period were US $5,829 and were 1.6% down from the 2000 period, driven by a 16% decline at the Philadelphia, PA location and a smaller decrease at the Bloomington MN location. Other stores ranged from flat to plus 8%.

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

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 3.8% of sales for the current period from 6.2% last year. Amortization of pre-operating costs for new restaurants, which is effected over the twelve months following opening, was lower in the current period than in the comparable period in 2000. In dollar terms, depreciation and amortization decreased to CDN $881 in 2001 from CDN $1,488 in 2000.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 5.8% of sales in 2000 to 6.2% in the current period. In dollar terms, the increase was from CDN $1,368 to CDN $1,442 in the current period.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt was relatively stable at CDN $945 in 2001 compared to CDN $918 in 2000. These figures include the amortization of foreign currency translation on long-term debt. The moderate increase was due to new capital leases and currency conversion costs.

(LOSS) BEFORE TAXES

The Company incurred a loss before income taxes of CDN ($177) for the 2001 period compared to a loss of CDN ($1,905) for the 2000 period. As discussed above, the Company realized positive impacts from the closure of unprofitable locations and solid control of operating expenses. Core business operating margins improved in most key operating categories.

INCOME TAXES

Effective January 1, 2000, Generally Accepted Accounting Principles in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $494 in the twenty-six weeks ended June 25, 2000. This had the effect of reducing the net loss to CDN $1,411. A future tax asset was not recognized in the current period. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow for the twenty-six week period ended July 1, 2001 was CDN $759 compared to CDN ($119) for the twenty-six week period ended June 25, 2000. Changes in non-cash working capital items, principally a reduction of accounts payable, resulted in a net source of funds of CDN $858 in the current period, compared to a net use of funds of CDN ($382) a year ago. Construction of a new restaurant in Chicago, plus other minor capital expenditures, required CDN $2,205 in funds, compared to CDN $78 in 2000.

The Company's cash balance as of July 1, 2001 was CDN $246 compared to CDN $499 on June 25, 2000. The Company's current strategy for growth is to develop new corporately owned stores as internally generated funds allow, as well as adding franchised units. The new corporate unit in downtown Chicago opened on April 11, 2001. Three new franchises are scheduled to open within the next few months.

On June 29, 2001, shareholders approved the issuance of 2,600,000 shares to General Electric Private Placement Partners II (GEIPPP II) under terms of a debt re-negotiation agreement. In exchange for the shares, GEIPPP II agreed to accept common shares in payment of CDN $941 of accrued interest, reduce the interest rate on the debt from 8% to 6%, convert US $5,000 of the debt to Common Shares over the next four years and modify the repayment schedule for the remainder of the debt. As a result of this re-negotiation, the portion of the debt due to GEIPPP II within one year is US $375 (CDN $562). The Company anticipates it will be able to generate sufficient funds from its restaurant operations to meet all of its current cash requirements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ELEPHANT & CASTLE GROUP INC.
                          ----------------------------
                                  (Registrant)



                                  CERTIFICATION

In accordance with Section 906 of the Sarbanes-Oxley Act, the undersigned Chief Executive Officer and Chief Financial Officer, or persons fulfilling similar functions, each certify:

(i) That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of, and for the periods presented in the report; and

(ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.


Date  August 14, 2002                   /s/ Richard Bryant
     -----------------------------      ----------------------------------------
                                        Richard Bryant, President & C.E.O.


Date  August 14, 2002                   /s/ Andrew W. Poon
     -----------------------------      ----------------------------------------
                                        Andrew W. Poon, Chief Accounting Officer