Form 10-Q
period 2002-09-29
ELEPHANT & CASTLE GROUP INC
filed 2002-11-08
CIK 899849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 29, 2002
                               ------------------------------------------------

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to
                               ----------------     ---------------------------

Commission file number           33-60612
                       ------------------------------

                          ELEPHANT & CASTLE GROUP INC.
             (Exact name of registrant as specified in its charter)

                BRITISH COLUMBIA                         NOT APPLICABLE
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

SUITE 1200, 1190 HORNBY STREET, VANCOUVER, BC, CANADA                V6Z 2K5
   (Address of principal executive offices)                         (Zip Code)

(Issuer's telephone number)        (604) 684-6451
                             -----------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON SHARES AT SEPTEMBER 29, 2002:        5,169,604
                                     ----------------------

                          ELEPHANT & CASTLE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                        SEPTEMBER 29,             SEPTEMBER 30,             DECEMBER 30,
                                                            2002                      2001                      2001
                                                     --------------------      --------------------      --------------------
ASSETS
Current
   Cash                                                          $   671                   $   917                   $ 1,051
   Accounts Receivable                                               376                       677                       452
   Inventory                                                         463                       513                       549
   Deposits and Prepaid Expenses                                     435                       379                       580
   Pre-Opening Costs                                                   -                        77                        55
                                                     --------------------      --------------------      --------------------
                                                                   1,945                     2,563                     2,687

Fixed Assets                                                      11,403                    12,088                    11,873
Goodwill                                                           1,815                     1,836                     1,815
Future Income Tax Benefits                                         2,722                     2,722                     2,722
Other Assets                                                       1,181                     1,912                     1,356
                                                     --------------------      --------------------      --------------------

                                                                $ 19,066                  $ 21,121                  $ 20,453
                                                     ====================      ====================      ====================

LIABILITIES
Current
   Accounts Payable and Accrued Liabilities                      $ 5,141                   $ 6,020                   $ 5,572
   Current Portion of Long-Term Debt                               1,035                       806                       914
                                                     --------------------      --------------------      --------------------
                                                                   6,176                     6,826                     6,486

Long-Term Debt                                                     7,297                     9,611                     8,119
Other Liabilities                                                    300                         -                       451
                                                     --------------------      --------------------      --------------------
                                                                  13,773                    16,437                    15,056
                                                     --------------------      --------------------      --------------------

SHAREHOLDERS' EQUITY
Capital Stock                                                     17,826                    17,812                    17,826
Other Paid-In Capital                                              7,600                     6,819                     7,225
Deficit                                                          (20,133)                  (19,947)                  (19,654)
                                                     --------------------      --------------------      --------------------
                                                                   5,293                     4,684                     5,397
                                                     --------------------      --------------------      --------------------

                                                                $ 19,066                  $ 21,121                  $ 20,453
                                                     ====================      ====================      ====================

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                CANADIAN DOLLARS
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                   (UNAUDITED)


                                                   THIRTEEN WEEKS ENDED                        THIRTY-NINE WEEKS ENDED
                                          ----------------------------------------     -----------------------------------------
                                              SEPTEMBER 29,         SEPTEMBER 30,          SEPTEMBER 29,        SEPTEMBER 30,
                                                2002                  2001                    2002                  2001
                                          ------------------    ------------------     -------------------    ------------------

SALES                                           $    10,842          $     12,284            $     31,735          $     35,529
                                          ------------------    ------------------     -------------------    ------------------

RESTAURANT EXPENSES
  Food and Beverage Costs                             3,029                 3,528                   8,896                10,151
  Restaurant Operating Expenses
    Labour                                            3,697                 3,992                  10,492                11,696
    Occupancy and Other                               2,470                 3,064                   7,689                 8,891
  Depreciation and Amortization                         546                   484                   1,610                 1,365
                                          ------------------    ------------------     -------------------    ------------------
                                                      9,742                11,068                  28,687                32,103
                                          ------------------    ------------------     -------------------    ------------------

INCOME FROM RESTAURANT OPERATIONS                     1,100                 1,216                   3,048                 3,426

GENERAL AND ADMINISTRATIVE EXPENSES                     893                   763                   2,526                 2,205

INTEREST ON LONG-TERM DEBT                              241                   302                     734                 1,127

(GAIN)/LOSS ON FOREIGN EXCHANGE                         388                    60                    (108)                  180
                                          ------------------    ------------------     -------------------    ------------------

INCOME/(LOSS) BEFORE INCOME TAXES                      (422)                   91                    (104)                  (86)

INCOME TAX (RECOVERY)                                     -                     -                       -                     -
                                          ------------------    ------------------     -------------------    ------------------

NET INCOME/(LOSS) FOR THE PERIOD                    $  (422)                 $ 91                 $  (104)                $ (86)
                                          ==================    ==================     ===================    ==================



Average number of shares outstanding              5,169,604             2,595,000               5,169,604             2,595,000


Earnings/(Loss) per share - basic                    ($0.08)                $0.04                  ($0.02)               ($0.03)
                          - fully diluted               n/a                 $0.02                     n/a                   n/a


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                         THIRTY-NINE WEEKS ENDED
                                                           --------------------------------------------------
                                                              SEPTEMBER 29,                SEPTEMBER 30,
                                                                   2002                         2001
                                                           ---------------------        ---------------------
Balance at Beginning of Period                                       $    5,397                    $ (2,963)
   Equity element of re-negotiated
        convertible debentures                                                -                       6,463
   Issue of shares:
        for interest                                                          -                         941
        on re-negotiation of debentures                                       -                         905
   Change in accounting policy                                                -                        (576)
   Net income/(loss)                                                       (104)                        (86)

                                                           ---------------------        ---------------------

Balance at End of Period                                              $   5,293                   $   4,684
                                                           =====================        =====================


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                           THIRTY-NINE WEEKS ENDED
                                                                --------------------------------------------------
                                                                   SEPTEMBER 29,                SEPTEMBER 30,
                                                                        2002                         2001
                                                                ---------------------        ---------------------

OPERATING ACTIVITIES

NET INCOME (LOSS)                                                         $     (104)                   $     (86)
   Add: Items not involving cash                                               1,588                        1,480
                                                                ---------------------        ---------------------
                                                                               1,484                        1,394
                                                                ---------------------        ---------------------

CHANGES IN NON-CASH WORKING CAPITAL
      Accounts Receivable                                                         76                           (7)
      Inventory                                                                   86                           (6)
      Deposits and Prepaid Expenses                                              145                          (11)
      Accounts Payable and Accrued Liabilities                                  (431)                         415
                                                                ---------------------        ---------------------
                                                                                (124)                         391
                                                                ---------------------        ---------------------

                                                                ---------------------        ---------------------
                                                                               1,360                        1,785
                                                                ---------------------        ---------------------

INVESTING ACTIVITIES
   Acquisition of Fixed Assets                                                (1,140)                      (2,484)
   Acquisition of Other Assets, including pre-
           opening costs                                                           -                         (138)
                                                                ---------------------        ---------------------
                                                                              (1,140)                      (2,622)
                                                                ---------------------        ---------------------

FINANCING ACTIVITIES
   Proceeds from Capital Leases                                                   58                           72
   Repayment of Capital Leases                                                   (65)                         (43)
   Repayment of Long-Term Debt                                                  (593)                           -
                                                                ---------------------        ---------------------
                                                                                (600)                          29
                                                                ---------------------        ---------------------

(DECREASE) IN CASH DURING PERIOD                                                (380)                        (808)

CASH AT BEGINNING OF PERIOD                                                    1,051                        1,725
                                                                ---------------------        ---------------------

CASH AT END OF PERIOD                                                          $ 671                       $  917
                                                                =====================        =====================


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001
                                CANADIAN DOLLARS
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                   (UNAUDITED)


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

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 29, 2002 and September 30, 2001 and the consolidated results of operations, the consolidated statement of shareholders' equity and cash flow for the thirty-nine weeks then ended. The results of operations for the interim periods are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.


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

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and U.S. earnings is as follows (the reader is referred to the Company's Form 10K for the Year Ended December 30, 2001, as filed with the Securities and Exchange Commission):


                                                     THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                              -----------------------------------   ----------------------------------
                                               SEPTEMBER 29,     SEPTEMBER 30,       SEPTEMBER 29,    SEPTEMBER 30,
                                                    2002             2001                 2002             2001
                                              -----------------------------------   ----------------------------------

NET INCOME/(LOSS) - CANADA                        $       (422)        $      91        $      (104)      $       (86)

ADJUSTMENTS:
     FOREIGN EXCHANGE FOR US GAAP                          388                60               (108)              180
     AMORTIZATION OF LEASEHOLD
        IMPROVEMENT COSTS                                  (15)              (15)               (45)              (45)
     PRE-OPENING COSTS                                       -                32                 55               (77)
     DIVIDENDS ON PAID-IN CAPITAL                         (117)                -               (375)                -
                                              -----------------------------------   ----------------------------------

NET INCOME/(LOSS) - UNITED STATES                  $      (166)        $     168        $      (577)      $       (28)
                                              ===================================   ==================================

NET INCOME/(LOSS) PER COMMON SHARE

CANADA              -BASIC                             ($0.08)             $0.04             ($0.02)           ($0.03)
                    -DILUTED                               n/a             $0.02                 n/a               n/a

UNITED STATES       -BASIC                             ($0.03)             $0.06             ($0.11)           ($0.01)
                    -DILUTED                               n/a             $0.03                 n/a              n/a

AVERAGE NUMBER OF COMMON                             5,169,604         2,595,000           5,169,604        2,595,000
SHARES OUTSTANDING:



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

7.   STOCK BASED COMPENSATION

     Effective January 2002, the Company adopted the new CICA Handbook recommendation in accounting for its employee stock option plans. Options are accounted for using the intrinsic value method where compensation expense is recorded when options are granted at discounts to market.


8.   GOODWILL AND INTANGIBLE ASSETS

     Effective January 2002, the Company adopted the new CICA Handbook recommendation in accounting for goodwill and other intangible assets. This recommendation includes requirements to test goodwill and indefinite lived intangible assets annually for impairment rather than amortization. The impact of this recommendation on the Company's operations is nil for the thirty-nine weeks ended September 29, 2002.


9.   CHANGE IN ACCOUNTING POLICY

     Effective January 2002, the Company adopted the new CICA Handbook recommendation in accounting for foreign currency translation whereby unrealized gains and losses are recorded as income or expensed in the period incurred. The impact of the retroactive application of this change in accounting policy would have resulted in a net loss of CDN ($662) for the thirty-nine week period ended September 30, 2001 and a loss per share of CDN ($0.26). The loss on foreign exchange for the 2001 comparatives relates to the amortization of currency translation on the long-term debt.

                          ELEPHANT & CASTLE GROUP INC.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         None

         REPORTS ON FORM 8-K

         None

                          ELEPHANT & CASTLE GROUP INC.
                                QUARTERLY REPORT
             THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 29, 2002 (UNAUDITED) VS. THIRTEEN WEEKS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

NET INCOME

For the thirteen weeks ended September 29, 2002, the Company's net loss before income taxes was CDN ($422) compared to a net income of CDN $91 for the corresponding period in 2001. Loss per share for the current period, before and after provisions for income taxes, were CDN ($0.08) compared to earnings per share of CDN $0.04 in 2001. The average number of shares outstanding increased from 2,595,000 in 2001 to 5,169,604 for the current period.

SALES

Overall, sales decreased 11.7% during the thirteen weeks ended September 29, 2002 to CDN $10,842 from CDN $12,284 for the comparable period in 2001. The 2001 figure included sales for one Rainforest Cafe location that was closed in September 2001 and sales for the Guildford BC location that was closed on January 20, 2002.

For the twelve Canadian locations fully open throughout both periods, sales for the thirteen weeks ended September 29, 2002 totalled CDN $4,928 compared with CDN $5,121 and were down 3.8% compared to the thirteen weeks ended September 30, 2001.

For the seven US locations open throughout both periods, sales for the 2002 period were US $3,687 compared with US $3,667 and were higher by 0.6% compared to the 2001 period.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 27.9% compared to 28.7% for the thirteen weeks ended September 29, 2001.

LABOUR AND BENEFITS COSTS

Labour and benefits increased from 32.5% of sales in 2001 to 34.1% for the current period. Expenses were incurred in this period for retroactive employee health insurance and benefits.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses decreased as a percentage of sales from 24.9% in 2001 to 22.8% for the current period.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 5.0% of sales for the current period from 3.9% last year. The addition of the Chicago store plus amortization of its pre-operating costs in 2002 account for the higher figure.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 6.2% of sales in 2001 to 8.2% in the current period. The Company has increased its investment in franchise marketing and its investment in restaurant support, required by the growth in number of units in the system. The increase in the proportion of franchised units in the system is likely to necessitate a growth in G&A costs at a higher rate than sales.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt fell to CDN $241 in 2002 compared to CDN $302 in 2001. The 2001 comparative has been restated to reflect the change in regards to the amortization of the currency translation on the long-term debt. The reduction in interest expense was due to the repayment of US $375 of principal in 2002 and the amortization of long-term debt. Due to a change in Canadian GAAP effective January 1, 2002, gains and losses previously amortized over the period of the loan, are now recorded as an income or expense in the period in which they arise. The impact of changes in the rate of exchange on foreign currency, previously included with interest expense, is now recorded separately as gains or losses on foreign exchange (see below).

GAIN (LOSS) ON FOREIGN EXCHANGE

There was a loss of CDN ($388) on foreign exchange resulting from a weakening of the Canadian dollar relative to the US dollar during this quarter and it impacts primarily the US dollar denominated debt. Previously such gains and losses were amortized over the period of the loan, but under a change in Canadian GAAP these gains and losses are now recorded as an income or expense in the period in which they arise. This change in Canadian GAAP will increase the volatility of the Company's earnings.

INCOME (LOSS) BEFORE TAXES

The Company recorded loss before income taxes of CDN ($422) for the 2002 period compared to income of CDN $91 for the corresponding 2001 period. The decrease is primarily attributed to an unfavourable loss on foreign exchange.

INCOME TAXES

The Company did not recognize a tax recovery on the CDN ($422) loss during 2002 or a provision on the CDN $91 income in 2001. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.


THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002 (UNAUDITED) VS. THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

NET INCOME

For the thirty-nine weeks ended September 29, 2002, the Company's net loss before income taxes was CDN ($104) compared to a loss of CDN ($86) for the corresponding period in 2001. Loss per share for the current period was CDN ($0.02) compared to CDN ($0.03) in 2001. There was no income tax recovery in the current period. The average number of shares outstanding increased from 2,595,000 in 2001 to 5,169,604 for the current period.

SALES

Sales decreased 10.7% during the thirty-nine weeks ended September 29, 2002 to CDN $31,735 from CDN $35,529 for the comparable period in 2001. The 2001 figure included sales for the Vancouver Rainforest Cafe Restaurant which was closed on September 2, 2001 and the Elephant & Castle Guildford, BC location which was closed on January 20, 2002 and for which no revenues or expenses were recognized during this period.

For the eleven Canadian Elephant & Castle locations open throughout both periods, sales for the thirty-nine weeks ended September 29, 2002 totalled CDN $12,507 compared with CDN $13,235 and were down 5.5% compared to the thirty-nine weeks ended September 20, 2001.

For the six US locations open throughout both periods, sales for the 2002 period were US $8,434 compared with US $8,724 and down 3.3% compared to the 2001 period.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 28.0% for the thirty-nine weeks ended September 29, 2002 compared to 28.6% for the thirty-nine weeks ended September 30, 2001.

LABOUR AND BENEFITS COSTS

Labour and benefits increased from 32.9% of sales in 2001 to 33.1% for the current period.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses decreased as a percentage of sales from 25.0% in 2001 to 24.2% for the current period.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 5.1% of sales for the current period from 3.8% in 2001. In dollar terms, depreciation and amortization increased to CDN $1,610 in 2002 from CDN $1,365 in 2001. The increase is primarily attributable to the addition of the Chicago store plus the amortization of the pre-opening costs which have been fully amortized.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 6.2% of sales in 2001 to 8.0% in the current period. In dollar terms, the increase was from CDN $2,205 to CDN $2,526 in the current period. The Company has increased its investment in franchise marketing and its investment in restaurant support, required by the growth in number of units in the system. The increase in the proportion of franchised units in the system is likely to necessitate a growth in G&A costs at a higher rate than sales.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt decreased from CDN $1,127 in 2001 to CDN $734 in 2002. The 2001 comparative has been restated to reflect the change in regards to the amortization of the currency translation on the long-term debt. The reduction in interest expense was due to the repayment of US $375 of principal in 2002 and the amortization of long-term debt. Due to a change in Canadian GAAP effective January 1, 2002, gains and losses previously amortized over the period of the loan, are now recorded as an income or expense in the period in which they arise. The impact of changes in the rate of exchange on foreign currency previously included with interest expense, is now separately recorded as gains or losses on foreign exchange (see below).

GAIN (LOSS) ON FOREIGN EXCHANGE

There was a gain of CDN $108 on foreign exchange resulting from a strengthening of the Canadian dollar relative to the US dollar and it impacts primarily on the US dollar denominated debt. Previously such gains and losses were amortized over the period of the loan, but under a change in Canadian GAAP these gains and losses are now recorded as an income or expense in the period in which they arise. This change in Canadian GAAP will increase the volatility of the Company's earnings.

INCOME (LOSS) BEFORE INCOME TAXES

The Company recorded a loss before income taxes of CDN ($104) for the 2002 period compared to a loss of CDN ($86) for the corresponding 2001 period.

INCOME TAXES

The Company did not recognize a tax recovery on either the CDN ($104) loss in 2002 or a tax recovery on the CDN ($86) loss incurred in the 2001 period. The Company still has loss carry-forwards from prior years that will reduce its effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow for the thirty-nine week period ended September 29, 2002 was CDN $1,484 compared to CDN $1,394 for the thirty-nine week period ended September 30, 2001. Changes in non-cash working capital items, principally a reduction of accounts payable and deposits and prepaids, resulted in a net use of funds of CDN ($124) in the current period, compared to a net source of funds of CDN $391 a year ago. Capital expenditures required CDN $1,140 compared to CDN $2,484 in the comparable period of 2001. Proceeds from capital leases were CDN $58 in the period compared to CDN $72 in 2001. Repayment of capital leases was CDN $65 in 2002 compared to CDN $43 in 2001. Debt repayments on the Senior Notes were CDN $593 compared to $nil in the prior period.

The Company's cash balance as of September 29, 2002 was CDN $671 compared to CDN $917 on September 30, 2001. The Company's current growth strategy is to focus on strengthening the profitability of existing operations and leveraging the brands' strength through franchising and through corporate store growth to the extent deliverable through internally generated cash flow.

The Company did not meet the EBITDA target required for mandatory conversion of the first tranche of Junior Notes at the first opportunity for the fiscal period ended September 29, 2002. If the Company meets the EBITDA requirements in full for the next Conversion Date, September 1, 2003, then the aggregate principal amount of the Junior Notes scheduled to be converted into shares of Common Stock on this Scheduled Conversion Date and on the subsequent Conversion Date shall be converted in full at a price per share set forth in the agreement.

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2001 (UNAUDITED) VS. THIRTEEN WEEKS ENDED SEPTEMBER 24, 2000 (UNAUDITED)

NET INCOME

For the thirteen weeks ended September 30, 2001, the Company recorded a net income before income taxes of CDN $91 compared to a net loss of CDN ($317) for the corresponding period in 2000. Income per share for the 2001 period was CDN $0.04 compared to CDN ($0.12) in 2000. On a fully diluted basis, the income per share for the current period was CDN $0.02. A change in Generally Accepted Accounting Principles in Canada (see Income Taxes, below, and Note 2 to the financial statements) reduced the Net Loss for the 2000 period to CDN ($249) (CDN ($0.10) per share). There was no income tax in the current period. The average number of shares outstanding was 2,595,000 in the current period and 2,595,000 in the 2000 period.

SALES

Sales decreased 4.5% during the thirteen weeks ended September 30, 2001 to CDN $12,284 from CDN $12,857 for the comparable period in 2000. The 2001 figure includes sales for the new Chicago Elephant & Castle location (opened April 11, 2001) and the sales for the Vancouver Rainforest Restaurant. The 2000 figure includes sales for the Franklin Mills twin location (closed January 7, 2001) and the Company's share of sales from three Canadian Rainforest Restaurant locations (the Company wrote-off its entire investment in these locations as of December 31, 2000).

For the thirteen Canadian E&C locations open throughout both periods, sales for the thirteen weeks September 30, 2001 totalled CDN $5,392 and were down 1.2% compared to the thirteen weeks ended September 24, 2000.

For the six US locations open throughout both periods, sales for the 2001 period were US $2,896 and were down 9.4% compared with the prior period, driven by a 20% decline at the Philadelphia PA location, and the impact of the tragedy of September 11

Sales at the new Chicago location continue to exceed expectations.

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

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 3.9% of sales for the 2001 period from 5.3% last year. In dollar terms, depreciation and amortization decreased to CDN $484 in 2001 from CDN $677 in 2000.

INCOME FROM RESTAURANT OPERATIONS

As a result of the above factors, income from restaurant operations, as a percentage of sales, increased from 6.6% for the thirteen weeks ended September 24, 2000 to 9.9% for the 2001 period. In dollars terms, the increase was from CDN $846 to CDN $1,216.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 5.5% of sales in 2000 to 6.2% in the 2001 period. In dollar terms the increase was from CDN $704 in the 2000 period to CDN $763 in the current period. Additional costs related to franchise openings comprised much of the difference.

INTEREST ON LONG TERM DEBT

Interest on long term debt decreased to CDN $362 for the thirteen weeks ended September 30, 2001, compared to CDN $459 for the comparable period in 2000. The decrease was attributable to the re-negotiation of long term debt with General Electric Private Placement Partners II (see Note 7 to the financial statements).

INCOME (LOSS) BEFORE INCOME TAXES

The Company had income before income taxes of CDN $91 for the 2001 period compared to a loss of CDN ($317) for the 2000 period. As discussed above, the Company realized positive impacts from the closure of unprofitable locations and solid control of operating expenses.

INCOME TAXES

Effective January 1, 2000, Accounting Principles Generally Accepted in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $68 in the thirteen weeks ended September 24, 2000. This had the effect of reducing the net loss to CDN ($249). In 2001 the Company has incurred a year to date loss, did not record future tax assets earlier in the year and therefore had no current tax liability in the current thirteen week period. The Company also has loss carry-forwards that will reduce its effective tax rate in future periods.

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001 (UNAUDITED) VS. THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2000 (UNAUDITED)

NET INCOME

For the thirty-nine weeks ended September 30, 2001, the Company's net loss before income tax was CDN ($86) compared to CDN ($2,222) for the corresponding period in 2000. Loss per share for the 2001 period was CDN ($0.03), compared to ($0.85) in 2000. A change in

Accounting Principles Generally Accepted in Canada (see Income Taxes, below, and
Note 2 to the financial statements) reduced the Net Loss for the 2000 period to CDN $1,660 (CDN ($0.63) per share). There was no recovery in the current period. The average number of shares outstanding, after giving effect to the one for two share consolidation, decreased from 2,627,000 in 2000 to 2,595,000 for the current period.

SALES

Sales decreased 3.1% during the thirty-nine weeks ended September 30, 2001 to CDN $35,529 from CDN $36,666 for the comparable period in 2000. The 2001 figure includes sales for the new Chicago Elephant & Castle location (opened April 11, 2001) and the sales for the Vancouver Rainforest Restaurant. The 2000 figure includes sales for the Franklin Mills twin location (closed January 7, 2001) and the Company's share of sales from three Canadian rainforest restaurant locations (the Company wrote-off its entire investment in these locations as of December 31, 2000).

For the thirteen Canadian E&C locations open throughout both periods, sales for the thirty-nine weeks ended September 30, 2001 totalled CDN $16,131 and were up 3.2% compared to the thirty-nine weeks ended September 24, 2000.

For the six US locations open throughout both periods, sales for the 2001 period were US $8,725 and were 4.3% lower than the prior period. A 17 % decrease at the Philadelphia location was the major contributor to the decrease.

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

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 3.8% of sales for the 2001 period from 5.9% last year. In dollar terms, the depreciation and amortization expense decreased from CDN $2,165 to CDN $1,365.

INCOME FROM RESTAURANT OPERATIONS

As a result of the above factors, income from restaurant operations, as a percentage of sales, increased from 3.4% for the thirty-nine weeks ended September 24, 2000 to 9.6% for the 2001 period. In dollars terms, the increase was from CDN $1,228 to CDN $3,426.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased from 5.7% of sales in 2000 to 6.2% in the 2001 period. In dollar terms the increase was from CDN $2,072 in the 2000 period to CDN $2,205 in the current period. Additional costs related to franchise openings comprised much of the difference.

INTEREST ON LONG TERM DEBT

Interest on long term debt decreased to CDN $1,307 for the thirty-nine weeks ended September 30, 2001, compared to CDN $1,378 for the comparable period in 2000. The decrease was attributable to the re-negotiation of long term debt with General Electric Private Placement Partners II (see Note 7 to the financial statements).

(LOSS) BEFORE INCOME TAXES

The Company had a loss before income taxes of CDN ($86) for the 2001 period compared to a loss of CDN ($2,222) for the 2000 period. As discussed above, the Company realized positive impacts from the closure of unprofitable locations and solid control of operating expenses. Core business operating margins improved in most key operating categories.

INCOME TAXES

Effective January 1, 2000, Accounting Principles Generally Accepted in Canada (CDN GAAP) require recognition of a future tax asset for all deductible temporary differences, unused tax losses and income tax reductions, limited to the amount that is more likely than not to be realized. The Company recognized a future tax asset of CDN $562 in the thirty-nine weeks ended September 24, 2000. This had the effect of reducing the net loss to CDN ($1,660). In 2001 the Company has incurred a small year to date loss, but has not recorded a future tax asset against this loss. The Company has loss carry-forwards that will reduce its effective tax rate in future periods.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ELEPHANT & CASTLE GROUP INC.
                    ----------------------------------------
                                  (Registrant)


                                  CERTIFICATION


In accordance with the provisions of the Sarbanes-Oxley Act, the undersigned Chief Executive Officer and Chief Financial Officer, or persons fulfilling similar functions, each certify:

(i) That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of, and for the periods presented in the report; and

(ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.


Date        October 31, 2002                     /s/ Richard Bryant
     ---------------------------        ----------------------------------------
                                        Richard Bryant, President & C.E.O.

Date        October 31, 2002                     /s/ Andrew W. Poon
     ---------------------------        ----------------------------------------
                                        Andrew W. Poon, Chief Accounting Officer