Form 10-K
period 2002-12-29
ELEPHANT & CASTLE GROUP INC
filed 2003-03-26
CIK 899849

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                    ---------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002
                           COMMISSION FILE NO. 1-12134
                              CUSIP NO. 286199-20-3

                          ELEPHANT & CASTLE GROUP INC.
                                (NAME OF ISSUER)
                                ----------------

Province of British Columbia                  Not Applicable
----------------------------                  --------------
(State or other                               (IRS Employer Identifi-
jurisdiction of                                cation Number)
incorporation)

1190 Hornby Street
Vancouver, B.C. Canada                        V6Z 2K5
----------------------------                  -------

(Address of principal execu-                  (Zip Code)
 tive offices)

Registrant's telephone number including area code: (604) 684-6451

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 13 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES / / NO /X/

Aggregate market value of voting stock held by non-affiliates of the Registrant as at February 25, 2003: U.S. $ 1,286,000 (CDN $1,922,000).

Number of shares outstanding of Issuer's Common Stock as of December 29, 2002:
5,144,604.

Issuer's revenues during the fiscal year ended December 29, 2002:
CDN $ 43,520,000 (converts at applicable exchange rates to U.S. $ 27,716,000).

Securities registered pursuant to Section 12(b) of the Act:

     None.

Securities registered pursuant to Section 12(g) of the Act:

                                         OTCBB         Number of
      Title of Each Class                Symbol         Shares Outstanding
---------------------------------       --------       --------------------
Common Stock, without par value          PUBSF          5,144,604(a)

(a)  Calculated as of February 25, 2003

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

ITEM 1    DESCRIPTION OF BUSINESS

GENERAL

     The Company owns and operates pub and casual dining restaurants in the United States and Canada, and is actively engaged in restaurant franchising activities. As of the date of this report, the Company currently owns and operates a chain of 17 full-service casual dining restaurants and pubs, 12 of which are located in

Canada and 5 of which are located in the United States.

     All seventeen of the Registrant's restaurants are operated under the name "Elephant & Castle", an English pub concept, five of which are in the United States. In addition to the owned and operated units, there are 6 Elephant & Castle franchises, of which 3 are in Canada and 3 are in the United States.

     During the year which is the subject of this report, the Company also owned and operated an "Alamo Steakhouse & Grill" red meat steakhouse at the Mall of America, Bloomington, Minnesota. This restaurant was closed in January 2003. In 2002, the Company also had three "Alamo Steakhouse & Grill" franchises in the USA. Following the Company's decision to close its only Alamo store, two of the three Alamo franchises have given notice that they wish to cancel their franchise agreements. The Company has no future plans to expand the "Alamo Steakhouse & Grill" brand.

2002 RESULTS OF OPERATIONS

     In 2002, the Company's sales were CDN $43,520,000 compared to CDN $46,833,000 for 2001. Sales in 2001 included CDN $3,571,000 from the discontinued Rainforest Cafe operation (Zero in 2002).Excluding Rainforest Cafe, sales in 2002 were CDN $258,000 higher than in 2001.

     During the fiscal year ended December 29, 2002, the Company generated a net loss of CDN $(2,111,000) compared to a net loss of CDN $(128,000) for the corresponding period in 2001. The net loss for the year ended December 29, 2002 includes CDN $2,382,000 of costs resulting from the write-down of goodwill and other intangible assets in accordance with current recommendations of the Canadian Institute of Chartered Accountants.

     General and administrative expenses increased from 6.4% of sales in 2001 to 8.1% of sales in 2002. This reflects increased insurance costs, and building head office infrastructures. Interest on long term debt decreased to CDN $899,000 in 2002 from CDN $1,404,000 in 2001 as a result of reducing debt levels and a favorable movement in the value of the Canadian dollar versus the US dollar.

     No new restaurants or franchises were opened in 2002, although one new joint venture deal and two new Elephant & Castle franchise agreements were signed. During 2002 the Company closed one Company owned Elephant & Castle restaurant in Bellingham Washington, and announced the planned closure of its only owned "Alamo Steakhouse & Grill" restaurant at the Mall of America, Bloomington, Minnesota.

FINANCINGS

     During 2001, the Company and its principal lender, General Electric Investment Private Placement Partners II ("GEIPPPII") agreed to a restructuring of the Company's indebtedness to GEIPPP II. Under this Agreement, the Company issued 2,600,000 Shares of Common Stock and issued US$5,000,000 of Senior Notes plus US$5,000,000 of Junior Notes in exchange for the cancellation of the US$9,000,000 of Secured Subordinated Convertible Notes, referred to above, and US$1,000,000 of other Notes, referred to below, and the forgiveness of approximately US$600,000 of interest. The Senior Notes are repayable in quarterly installments over five years and bear interest at 6% per annum. The Junior Notes are convertible into Common Stock at agreed conversion prices, subject to certain performance criteria, mature on September 1, 2005, and also bear interest at 6% per annum. As a consequence of such restructuring, GEIPPP II is currently the owner of 62% of the Company's Common Shares, and holds certain warrants and conversion rights to increase its ownership percentage. GEIPPP II currently has two representatives on the Company's Board of Directors, and the capacity to elect a majority of the members of the Board.

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

     PRIOR FINANCING. In February of 1999, the Company completed an additional private placement equity financing with a group of U.S. investors. In total the Company raised U.S. $3,265,000 (CDN $4,897,500) from the sale and issuance of additional Subordinated Convertible Notes (the "`99 Notes"). The `99 Notes, as issued, have a five year term, bear interest at 8% per annum payable quarterly in arrears commencing on June 30, 1999, in cash or Common Shares, to the extent fully registered Common Shares of the Company are available, at the option of the Company. All of the `99 Notes unpaid and not converted by December 31, 2003 are immediately due and payable on such date, together with a 25% premium on the unpaid principal amount thereof.

     US$1,582,000 of the `99 Notes were converted into Common Stock at $2 per Share (after adjustment for the 1 for 2 stock consolidation) in exchange for the waiver of penalties associated with the delay in registration of the underlying securities and adjustment to the one year warrants to the terms noted below. GEIPPP II participated in the `99 Financing, and purchased U.S. $2,000,000 additional of the 1999 Notes, U.S. $1,000,000 of which was subsequently converted into 500,000 Common Shares (adjusted for the 1 for 2 stock consolidation). The balance US$1,000,000 of `99 Notes held by GEIPPP II were exchanged in the reorganization of the financing.

     US$683,000 in face amount of the `99 Notes remain outstanding. The Company has a right of optional redemption of the remaining `99 Notes at 100% of par, plus accrued and unpaid interest, from time to time, if the market price for the Company's Common Shares equals or exceeds 150% of the conversion price of US$4.00 for fifteen (15) consecutive trading days.

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

     The Company opened its Chicago Club Quarters restaurant in April of 2001 and hopes to build additional hotel restaurant units at first-class hotels over the next several years. During 2002 the Company signed its first managed joint venture agreement to open an Elephant & Castle Restaurant in a newly built hotel in San Francisco, CA. Capital costs and profits are to be shared between the Company and its joint venture partner. The Company believes that joint venture opportunities offer significant potential for future growth.

     In the opinion of management, the three key ingredients in the selection of hotel based units are: (1) the control of occupancy costs; (2) the capacity to work synergistically with a hotel management seeking to divorce itself from direct involvement in food and beverage operations; and (3) the Company's ability to control the menu, kitchen and restaurant amenities. The location of the hotel in the vicinity of other drivers of restaurant business is a key consideration

     MALL RESTAURANTS. The Company's mall restaurants average approximately 6,000 square feet, with a typical seating capacity of 225.(See Item 2, Properties). The restaurants are open 7 days a week for lunch, dinner and late-night dining. Average unit sales are approximately CDN $1,200,000 with a sales mix of approximately 60% food and approximately 40% alcoholic beverages. Due to their location at major downtown and suburban malls and office complexes, the Elephant & Castle restaurants cater to both shoppers and office workers, but are not considered to be destination locations

     FRANCHISING. Management of the Company believes that the Company's "brand" identification is a valuable asset. Six franchised locations of the Elephant & Castle brand are now open, including three that opened during 2001, one in association with a Holiday Inn in Harrisburg, PA, one in association with a Clarion hotel in Cherry Hill, NJ and one in association with a Delta hotel in Vancouver, BC. Agreements for two new Elephant & Castle franchises in the US were signed in 2002 and are due to open in 2003. One Alamo Steakhouse & Grill franchise still operates in Colorado Springs, Colorado. This franchise opened in 2001, and is expected to continue to operate as a franchise.

     The Company signed a sub-franchise agreement with Canadian Niagara Hotels for the right to develop a Rainforest Cafe in Niagara, Ontario. This unit opened in May, 2001. In 2002, the Company assigned this sub-franchise in exchange for a finders fee of 1% of sales for the following 10 years.

     Future activities are intended to include an expansion of the Company's franchising activities for the Elephant & Castle brand. No further franchises of the Alamo Steakhouse & Grill or Rainforest Cafe brands are anticipated.

     FUTURE COMPANY GROWTH. For future growth of the Company's revenue and profit opportunities, management intends to concentrate exclusively on its Elephant & Castle concept. This is expected to involve development of Company owned and operated locations, joint ventures and management arrangements with hotel operators and franchises. Any added units will be predominantly hotel-based or in high traffic, urban centre locations. The Company's intention is to cluster restaurants in prime locations in chosen geographic regions. Key points for consideration include the need for consistency in use and revenues resulting therefrom. Future developments will be out of internally generated cash flow plus bank borrowings to the extent they are available and permitted under existing agreements. The Company's future growth is restricted by the Company's limited availability of capital.

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

     The Company conducts many local promotions and loyalty programs geared to the neighborhoods and markets the restaurants serve, and supports these with print and direct mail advertising. During fiscal 2002, the Company's expenditures for advertising and promotional activities were approximately 2% of its revenues.

     iii. STATUS OF NEW DEVELOPMENTS. The Company is constantly in the process of examining, evaluating and undertaking various new restaurant opportunities. The Company has a signed joint venture agreement to open an Elephant & Castle restaurant in a new Club Quarters hotel opening in San Francisco, and signed Franchise Agreements for two new Elephant & Castle franchises. All three locations will open during 2003. The Company is actively seeking further joint venture and franchise opportunities for the Elephant & Castle brand.

     iv. RELATIONSHIP WITH HOTEL OPERATORS. The Registrant's relationship with hotel operators is predicated on (i) shared investment in significant physical improvements to the facility at the onset of the occupancy; (ii) costs of occupancy measured by a percentage of the unit's revenues; (iii) adequate time to recruit and train a restaurant staff of Registrant's selection; and (iv) reliance upon restaurant operator's control of the physical environment and menu selections. In addition to its Holiday Inn locations in San Diego, California and Philadelphia, Pennsylvania, the Registrant currently operates hotel restaurants at the Delta Hotel (Winnipeg, Canada), Club Quarters Hotels (Boston, Massachusetts and Chicago, Illinois), West Coast Grand Hotel on Fifth (Seattle, Washington) and Rosedale Hotel (Vancouver, Canada). Management considers its relationship with Hotel Operators currently to be satisfactory. The Rosedale Hotel Restaurant operates under the name "Rosie's on Robson", but management view and report it as an Elephant & Castle restaurant.

     v. COMPETITORS AND COMPETITIVE BUSINESS CONDITIONS. The restaurant and food service industry is highly competitive and fragmented. There are an uncountable number of restaurants and other food and beverage service operations that complete directly and indirectly with the Company. In addition, many restaurant chains have significantly greater financial resources and higher sales volumes than the Company. Restaurant revenues are affected by changing consumer tastes and discretionary spending priorities, local economic conditions, demographic trends, traffic patterns, the ability of business customers to deduct restaurant expenses, the increasing trend towards prohibition of smoking in restaurants and the type, number and location of competing restaurants. In addition, factors such as inflation and increased food, liquor, labour and other employee compensation costs can adversely affect profitability. The Company believes that its ability to compete effectively and successfully will depend on, among other things, management's ability to continue to offer quality food for moderate prices, management's ability to control labour costs, and ultimately on the executive determinations as to extensions of the brand (i.e., selection of sites for new locations and related strategies).

     vi. SUPPLIERS. Food products and related restaurant supplies are purchased both through head office purchasing programs and also at the restaurant level from specified food producers, independent wholesale food distributors and manufacturers. This process enables the Company to ensure timeliness and quality of procurement. Management believes all essential food and beverage products are available from multiple sources in all of the locations it serves, and that it is not dependent on any one of a limited number of suppliers.

     vii. DEPENDENCE ON CONSUMER/BRAND LOYALTY. Elephant & Castle appeals to a diverse customer base, including business and professional people who occupy offices in the vicinity of the restaurants, shoppers from the malls, downtown tourists, and others. The Company's locations and broad menu attract traffic from lunch through mid-afternoon, dinner and into the evening hours. Most of the Company's restaurants are open seven days and evenings, each week. All items on the menu are available for take-out, although take-out customers account for less than 2% of total restaurant sales.

     viii. TRADEMARKS; LICENSES. The Company has registered "The Elephant & Castle Pub & Restaurant" with the Canadian Trademarks Office, and with the United States Patent and Trademark Office. The Company acquired "The Elephant & Castle" trademark in the United States. The Company agreed to pay U.S. $50,000 (CDN $75,000), plus a one-time fee of U.S. $5,000 (CDN $7,500) per location for the first ten locations for the mark. The Company regards its "Elephant & Castle" trademark as having substantial value and as being an important factor in the marketing of its restaurants. The Company also believes that its trademark rights in relation to "The Alamo Steakhouse & Grill" have on-going value, and will therefore continue to protect these rights. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks in its business.

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

     Various Canadian federal and provincial labour laws govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wage, paid leaves of absences and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, may impose significant burdens on the Company. The Company's restaurants in the United States are subject to similar requirements.

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

     The Company's Elephant & Castle unit designs requires somewhat higher capital costs and furniture and fixtures investment to open a new restaurant than is typical in the industry. Landlord contributions defray a part or a substantial part of interior design and decor at a typical new restaurant. The Company believes that its design and decor features enhance the dining experience. Each restaurant typically features a prominent "British Bar", and large dining areas. Additionally, several offer patio seating, which adds substantially to seasonal capacity, revenues and profits. Table layouts are flexible, permitting re-arrangement of seating to accommodate large groups and effective utilization of maximum seating capacity.

     The Company also believes that the location of a restaurant is important to its success. In general, significant time and resources are spent in determining whether a prospective site is acceptable. Traditional Elephant & Castle restaurants were located at high-profile sites at malls/office complexes within larger metropolitan areas. In selecting future sites, the Registrant analyzes demographic information for each prospective site, hotel occupancy, hotel uses, and factors such as visibility, traffic patterns, accessibility, proximity of shopping areas, offices, parks, tourist attractions, and competitive restaurants.

     xii. COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS. The Company is not aware of, and does not anticipate any significant costs related to compliance with environmental laws.

     xiii. NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. As of December 29, 2002, the Company employed approximately 780 persons on a full-time and part-time basis. 20 of such persons serve in administrative or executive capacities, approximately 68 serve as restaurant management personnel and the remainder are hourly workers in the Company's restaurant operations. The Company believes that its working conditions and compensation packages are competitive with those offered by its competitors. Management considers the Company's relations with its employees to be good, and its rate of employee turnover to be low in relation to industry standards. The Company has an agreement with the union which represented the former workers at the predecessor restaurant located at the Holiday Inn unit in Philadelphia which requires the Registrant to seek new hires first from among the pool of available union hiring hall personnel. The Company's service personnel at the San Diego Elephant & Castle unit and Rosie's on Robson are separately unionized.

     The Company has sought to attract and retain high-quality, knowledgeable restaurant management and staff. Each restaurant is managed by one general manager, and from one to three assistant managers depending on volume. Most restaurants, again depending on volume, also have one kitchen manager and one to three assistant kitchen managers. On average, general managers have about five years' experience with the Company. The Company also employs two regional managers and may be required to add additional supervisory people as the chain expands. As the Company adds new restaurants, its future success may depend in part on its ability to continue to attract and train capable additional managers. The Company also anticipates that the opening of additional restaurants including at hotel sites in the United States will require a commensurate increase in employees. The Company does not expect a proportionate increase in the number of corporate or administrative personnel. Restaurant managers, many of whom have moved up through the ranks, are required to complete a training program during which they are instructed in areas including food quality and preparations, customer service, alcohol service, liquor liability avoidance and employee relations. The Company believes its training programs for managers and other employees are comparable to the training provided for managers and other employees at substantially larger restaurant chains. Restaurant managers are also provided with operations manuals relating to food and beverage standards and other expectations of restaurant operations. Management has made a conscious commitment to provide customer service of the highest standards. In addition to evaluations made by the customers, the Company uses a "designated customer" quality control program to independently monitor service and operations. "Designated customers" are independent people utilised to test the standards of food, beverage and service by passing as customers of the restaurant without the knowledge of management or staff. Done on a periodic basis, their findings are reported to corporate management as an independent control mechanism with respect to the quality of food and service at the Company's restaurant units. Efficient, attentive and friendly service is integral to the Company's overall concept. Any new employee at all functional levels is closely supervised after his or her on-the-job training. Management regularly solicits employee suggestions concerning operations, and endeavors to be responsive to legitimate employee concerns.

     The Company believes its commitment to employee morale is also critical to its long-term success. The Company has compiled a favorable record of employee retention. The average tenure of the current restaurant general managers in the Elephant & Castle chain is 5 years. The Company considers the quality of its employee interaction with customers to be an important element of its business strategy.

     xiv. AVAILABLE INFORMATION. The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC").
 Its Commission file number is 1-12134. The public may read and copy any materials filed by the Company with the SEC at the SEC's public reference room, 450 5th Street, N.W., Washington, D.C.

The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The Company's internet website address is: www.elephantcastle.com

     The Company makes available, free of charge, through its internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, each as soon as reasonably practicable after the same are electronically filed with, or furnished to the SEC.

ITEM 2    PROPERTIES

     The Company currently operates 6 mall based restaurants. All of such facilities are leased properties. The following table provides opening date, square footage and indoor seating capacity information with respect to each of the mall based restaurants currently in operation:

                                                                          INDOOR
CITY               MALL               OPENING DATE       SQUARE FEET      SEATING(a)
----               ----               ------------       -----------      -------
Ottawa, Ont.       Rideau Center      Mar. 1983          7,119            280
West Edm., Alb.    West Edmonton      Jul. 1988          6,500            245
Edmonton, Alb.     Eaton Center       Sep. 1988          5,939            225
Victoria, B.C.     Eaton Center       Jun. 1989          5,640            225
Saskatoon, Sask.   Midtown Plaza      Oct. 1990          5,815            225
Calgary, Alb.      Eaton Center       Dec. 1990          5,851            225

(a) Outdoor/patio seating is available at a number of the locations, and not included herein.

     All of the restaurants are located on leased sites. The Company owns the furnishings, fixtures and equipment in each of its mall based restaurants. Existing restaurant leases have expirations ranging from 2003 through 2017 (including existing renewal options). The Company does not anticipate any difficulties renewing its existing leases as they expire, should it wish to do so. Mall leases typically provide for fixed rent plus payment of certain escalations and operating expenses, against a percentage at restaurant sales.

     The Company's hotel restaurant leases are more typically focused on a percentage of restaurant sales, against a minimum base rental. Thus, while the Company's aggregate annual minimum rent continues to increase, such rent per facility and per square foot controlled by the Company is declining.

     The Company's facilities at Hotels and other non-mall locations are as follows:

HOTEL LOCATIONS         OPENING DATE         SQUARE FT.      INDOOR SEATING
---------------         ------------         ----------      --------------
Winnipeg                 May. 1994             4,300              180
Philadelphia             Feb. 1995             7,900              310
Vancouver                Aug. 1995             5,500              200
San Diego                Jul. 1996             7,500              300
Seattle                  Aug. 1997             7,600              230
Boston                   Nov. 1997             9,500              200
Chicago                  Apr. 2001             6,000              190

OTHER NON-MALL LOCATIONS
------------------------
BCIT
 (Burnaby, B.C.)         Sep. 1995             4,500              300
Toronto
 King Street             Oct. 1996             9,200              330
Edmonton                 Nov. 1997             5,600              180
Toronto
 Yonge Street            Dec. 1999             3,200              160

     The following table sets forth, for all restaurants by location, the earliest expiration date of the leases and the minimum annual rent:

                                  EARLIEST
LOCATION                      EXPIRATION DATE       MINIMUM ANNUAL RENT
--------                      ---------------       -------------------
BCIT, Burnaby, BC                 2003 (31 August)      $   140,000*
West Edmonton Mall                2003 (30 June)                  0**
Victoria Eaton Center             2004                      180,000
Winnipeg, Delta Hotel             2004                       60,000
Saskatoon Midtown Plaza           2005                      149,000
Vancouver, Rosedale Hotel         2005                       90,000
Philadelphia, Holiday Inn         2005                      160,000
Calgary Eaton Center              2005                      117,000
San Diego, Holiday Inn            2006                      115,000
Edmonton, Eaton Centre            2007                       63,000
Boston, Club Quarters             2007                       94,000
Ottawa Rideau Center              2008                      165,000
Toronto, Yonge Street             2008                      141,000
Chicago, Club Quarters            2010                      192,000
Toronto, King Street              2011                      110,000
Edmonton, Whyte Ave               2012                      104,000
Seattle, WestCoast Grand          2012                      159,000

      TOTAL:                                        CDN $ 2,039,000
                                                    ===============

*    Full year's rent, not allowing for mid-year termination
**   No minimum annual rent, percentage of sales rent only

In addition to the properties listed above, as of December 29, 2002 the Company still operated its "Alamo Steakhouse & Grill" restaurant at the Mall of America, Minneapolis. Annual rent for this location was CDN$366,000 which was payable on a monthly basis through January 31, 2003. No further liability exists at this location.

The above schedule also omits a lease for the restaurant location at Bellingham, WA. which the Company closed in October 2002, but for which the lease termination is under negotiation with the landlord. (See Item 3 - legal proceedings).

ITEM 3    LEGAL PROCEEDINGS

     From time to time lawsuits are filed against the Company in the ordinary course of business. The Company is not currently a party to any litigation which would, if adversely determined, have a material adverse effect on the Company or its business and is not aware of any such threatened litigation.

     In 1989 and 1990, the Canadian subsidiary received notices of assessment from Canadian Customs and Revenue Agency and the Ontario Ministry of Revenue regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The reassessment has been under appeal since 1989. Including interest and penalties, the assessment demand totals $1,118,000. The Company continues to contest the total amount owed, and holds a provision of $585,000 against the dispute. The difference between the Company's reserve and the tax assessment relates specifically to a partial settlement in the Company's favour from 2001 which the Company believes is not reflected in the assessment demand. Canadian Customs and Revenue Agency have been unable to produce adequate paperwork in support of their claim.

     On October 14, 2002 the Company closed its unsuccessful Elephant & Castle restaurant located in Bellingham, WA. The lease of this location was due to expire in 2005. The company is in the process of negotiating an agreement with the landlord to terminate the lease early in exchange for the surrender of substantially all of the assets at that location, and the payment of a to be agreed level of compensation for loss of rent. Provision for the disposal of assets, payment for loss of rent and other closing costs was made, resulting in a charge to earnings of CDN$425,000 in 2002. The Company has recently received a summons from the Landlord claiming CDN$457,000 damages upon breach of lease. The Company believes this amount to be excessive.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock was traded on NASDAQ - small cap market from June 29, 1993, until it lost that listing on March 22, 2000 as a result of having failed to maintain a minimum bid price of $1.00. The shares continue to be traded on the NASD electronic bulletin board OTCBB (PUBSF).

     The range of high and low sales prices for the Common Stock from January 1, 2001, to the end of 2002 has been:

                                   High              Low
First Quarter of 2001:            $ 0.460          $ 0.065
Second Quarter of 2001:           $ 0.480          $ 0.260
Third Quarter of 2001:            $ 0.440          $ 0.210
Fourth Quarter of 2001:           $ 0.510          $ 0.180

First Quarter of 2002:            $ 0.580          $ 0.300
Second Quarter of 2002:           $ 0.700          $ 0.280
Third Quarter of 2002:            $ 0.420          $ 0.210
Fourth Quarter of 2002:           $ 0.450          $ 0.150

(b) The approximate number of record holders of the Company's common stock as of January 2003 is 500.

(c) The Company has never paid any dividends in respect of any of its capital stock and the Company presently has no intention or ability to pay any dividends in the foreseeable future.

(d)  Securities authorized for issuance under equity compensation plans.

Equity based compensation plans in force as at December 29, 2002:

                                                                                Number of securities
                                                                                remaining available
                                                                                for future issuance
                            Number of securities                                under equity
                            to be issued upon         Weighted-average          compensation plans
                            exercise of               exercise price of         (excluding securities
                            outstanding options       outstanding options       reflected in column
                            warrants and rights       warrants and rights       (a))
Plan category                      (a)                       (b)                          (c)
-----------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                  236,500                 US $ 12.60                  1,016,000
                                                         CDN $ 20.12
-----------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                        0                                                     0
-----------------------------------------------------------------------------------------------------
Total                             236,500                 US $ 12.60                  1,016,000
                                                         CDN $ 20.12
-----------------------------------------------------------------------------------------------------

ITEM 6    SELECTED FINANCIAL DATA
          (IN THOUSANDS OF CANADIAN DOLLARS EXCEPT PER
          SHARE INFORMATION WHICH IS SET FORTH IN
          CANADIAN DOLLARS)

                                2002                2001                2000                1999               1998
            Sales        $    43,520         $    46,833         $    50,084         $    50,104        $    42,630
    Income (loss)
  from Restaurant
       Operations              4,147               4,711              (7,621)              2,844              3,770
  Earnings (loss)
  before Interest
        and Taxes             (1,478)              1,276             (11,100)             (1,175)              (954)
Net Income (loss)             (2,111)               (128)            (12,412)             (3,281)            (2,040)
     Total Assets             16,806              20,453              19,765              30,028             30,797
    Shareholder's
        Equity(a)              3,075               5,397              (2,963)              6,793              8,621
        Long Term
             Debt              8,071         $     9,033         $    16,182         $    15,792        $    16,605
          Average
           Shares
   Outstanding(b)          5,163,354           3,890,000           2,619,000           1,756,000          1,598,000
  Earnings (loss)
    Per Share(b)               (0.41)        $     (0.03)        $     (4.74)        $     (1.87)       $     (1.28)

          Prior year comparatives have been adjusted to reflect the Company's change of accounting policy by which all gains and losses arising from the translation of Foreign Currency are now included in net income. This policy was adopted for the year ending December 29, 2002 in line with the new recommendations of the Canadian Institute of Chartered Accountants, and has been applied retroactively to prior years:
          2001 net income decreased by $425
          2000 net loss increased by $596
          1999 net loss reduced by $981
          1998 net loss increased by $1,110

a) The increase in Shareholder's Equity in 2001 was occasioned by a refinancing arrangement with GEIPPPII, pursuant to which a portion of the Company's debt with GEIPPPII was restructured to junior notes which are mandatorily convertible into common shares under certain circumstances. In the event of the failure of the Company to achieve such targets, the junior notes and interest thereon will become payable to GEIPPPII as debt.

b)   Adjusted for the Company's 1 for 2 stock consolidation on March 23, 2000.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIFTY TWO WEEKS ENDED DECEMBER 29, 2002 VS. FIFTY TWO WEEKS ENDED DECEMBER 30, 2001

     The Company owns, operates and franchises casual full dining brand name restaurants in Canada and the United States. Its principal brand is "Elephant and Castle". Since 1996 the Company has also operated red meat restaurants under the name "Alamo Steakhouse & Grill." 2002 was most noteworthy for the announcement of plans to close the Company's only owned "Alamo Steakhouse & Grill" and the subsequent decision by two out of three Alamo Steakhouse & Grill franchisees to cancel their agreements.

     Restaurant operations continued to be adversely impacted by the economic slowdown during the 1st and 2nd quarters of 2002, particularly at the Company's hotel/downtown locations, which have a higher dependency on the business traveller and tourism. The US stores experienced greater impact than the Canadian stores.

NET INCOME (LOSS)

     For the fifty two weeks ended December 29, 2002, the Company generated a net loss of CDN $(2,111,000) compared to a net loss of CDN $(128,000) for the fifty two week period in 2001. Earnings per share for the current period were a loss of CDN $(0.41) compared to a loss per share of CDN $(0.03) in 2001. The average number of shares outstanding increased from 3,890,000 in 2001 to 5,163,354 for the current year, reflecting the full year effect of 2,600,000 shares of common stock which were issued in the second half of 2001.

     Included in the year 2002 loss are the write off of goodwill and other intangible assets in line with current recommendations of the Canadian Institute of Chartered Accountants (CDN $2,382,000). Also included are CDN $366,000 of costs relating to the closure of the Alamo Steakhouse & Grill restaurant (CDN $288,000)and the closure of the Elephant & Castle restaurant in Bellingham, Washington (CDN $425,000) partially offset by the release of a previous over-provision of costs for the closure of the Franklin Mills operation (CDN $347,000).

SALES

     Sales decreased during the fifty two weeks ended December 29, 2002 to CDN $43,520,000 from CDN $46,833,000 in 2001. Sales in 2001 included CDN $3,571,000 from the discontinued Rainforest Cafe operation (Zero in 2002). Excluding Rainforest Cafe, sales in 2002 were CDN $258,000 higher than in 2001.

     For the twelve Canadian E&C Corporate locations open throughout both periods, sales for the fifty two weeks ended December 29, 2002 totaled CDN $19,533,600 and were down 4% compared to the fifty two weeks ended December 30, 2001.

     For the five US Corporate locations open throughout both periods, sales for the 2002 period were US $10,793,000 and were flat compared to the prior year.

FOOD AND BEVERAGE COSTS

     Overall, food and beverage costs, as a percentage of sales, improved to 27.4% for the fifty two weeks ended December 29, 2002, compared to 28.2% for the fifty two weeks ended December 30, 2001.

LABOUR AND BENEFITS COSTS

     Labour and benefits decreased from 32.2% of sales in 2001 to 31.4% in the current period.

OCCUPANCY AND OTHER OPERATING COSTS

     Occupancy and other operating expenses increased as a percentage of sales from 25.6% in 2001 to 25.9% in the current period.

RESTAURANT CLOSING COSTS

     Included in the 2002 results are costs of CDN $366,000 to reflect the closure of the Alamo Steakhouse & Grill restaurant in Minneapolis, and the Elephant & Castle restaurant in Bellingham, WA, offset by the release of a previous over-provision of closure costs for the Franklin Mills operation.

     There were no similar closure costs or provisions in 2001.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization costs increased to 5.0% of sales for the current period from 3.9% last year

INCOME FROM RESTAURANT OPERATIONS

     The Company generated income from restaurant operations of CDN $4,147,000 compared to CDN $4,711,000 for 2001.

GENERAL AND ADMINISTRATIVE COSTS

     General and administrative costs increased from 6.4% of sales in 2001 to 8.1% in the current period, primarily as a result of increased insurance costs and the need to build head office infrastructure to support growth planned for 2003. In dollar terms, general and administrative costs increased from CDN $3,010,000 for 2001 to CDN $3,521,000 for 2002.

INTEREST ON LONG TERM DEBT

     Interest on long term debt was CDN $899,000 for the fifty two weeks ended December 29, 2002, compared to CDN $1,404,000 in 2001. The decrease is attributable to the repayment of debt principal and a favorable movement in the value of the Canadian Dollar versus the US dollar.

INCOME/(LOSS) BEFORE TAXES

     The Company generated a loss before income taxes of CDN $(2,377,000) for 2002 compared to a loss of CDN $(128,000) for 2001. As discussed above, the Company experienced a negative impact from the write down of goodwill and other intangible assets ($2,382,000) and the cost of closing two stores ($366,000).

INCOME TAXES

     The Company generated a loss before taxes of CDN $(2,377,000) in the fifty two week period ended December 29, 2002. The Company has loss carry-forwards relating to prior years. The net tax credit for the year ending December 29, 2002 of $266,000 reflects revaluation of the tax asset relating to these losses, offset by an increase in the provision to cover taxes owed by predecessor companies.

NET INCOME (LOSS)

     For the fifty two weeks ended December 29 2002, the Company's net loss was CDN $(2,111,000) compared to a net loss of CDN $(128,000) for the fifty two week period in 2001. Earnings per share for the current period was a loss of CDN $(0.41), compared to a loss of CDN $(0.03) in 2001. The average number of shares outstanding increased from 3,890,000 in 2001 to 5,163,354 for the current year.

FIFTY TWO WEEKS ENDED DECEMBER 30, 2001 VS. FIFTY THREE WEEKS ENDED DECEMBER 31, 2000

     The Company owns, operates and franchises casual full dining brand name restaurants in Canada and the United States. Its two principal brands are "Elephant and Castle" and "Alamo Steakhouse & Grill." 2001 was most noteworthy for a renegotiation of the Company's indebtedness to its principal creditor, General Electric Investment Private Placement Partners II (GEIPPP II), the opening of a major new Elephant & Castle Restaurant at the Club Quarters Hotel in Chicago, Illinois, and the opening of six (6) franchised restaurants, three
(3) Elephant & Castle, and three (3) Alamo Steakhouse & Grill.

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

NET INCOME

     For the fifty two weeks ended December 30, 2001, the Company generated net loss of CDN $(128,000) compared to a net loss of CDN ($12, 412,000) for the fifty three week period in 2000. Earnings per share for the current period were a loss of CDN $(0.03) compared to a loss per share of CDN ($4.74) in 2000. The average number of shares outstanding increased from 2,619,000 in 2000 to 3,890,000 for the current year.

     Included in the year 2000 loss are costs relating to the closure of the Franklin Mills `twin' restaurant (CDN$4,787,000) and provision for the write-down of the Company's investment in the Canadian Rainforest Cafe restaurants joint venture (CDN$4,939,000). There are no similar closure costs or provisions in 2001.

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

     For the six US Corporate locations open throughout both periods, sales for the 2001 period were US $11,597,000 and were down 7.7% compared to the prior year. The fifty-third week in 2000 accounted for approximately 2% of the decrease. Weaker than expected sales at the Minneapolis and Philadelphia locations and sales declines during the second half of the year offset solid gains early in 2001.

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

INCOME FROM RESTAURANT OPERATIONS

     The Company generated income from restaurant operations of CDN $4,711,000 compared to a loss of CDN ($7,621,000) for 2000.

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

INTEREST ON LONG TERM DEBT

     Interest on long term debt was CDN $1,404,000 for the fifty two weeks ended December 30, 2001, compared to CDN $1,874,000 in 2000. The decrease is attributable to the renegotiation of the debt held by GEIPPP II.

INCOME/(LOSS) BEFORE TAXES

     The Company generated a loss before income taxes of CDN ($128,000) for 2001 compared to a loss of CDN ($12,974,000) for 2000. As discussed above, the Company experienced a negative impact from its Franklin Mills location and the Canadian Rainforest Restaurants joint venture in 2000. The losses at these locations and the CDN $9,726,000 in one-time costs related to closure of the Franklin Mills location and write-down of the investment in CRRI resulted in the large loss for that year.

INCOME TAXES

     The Company generated a pre-tax loss of CDN ($128,000) in the fifty two week period ended December 30, 2001. The Company has loss carry-forwards that eliminate any tax liability arising and which will reduce its effective tax rate in future periods.

NET INCOME (LOSS)

     For the fifty two weeks ended December 30, 2001, the Company's net loss was CDN ($128,000) compared to a net loss of CDN ($12,412,000) for the fifty three week period in 2000. Earnings per share for the current period was a loss of CDN ($0.03), compared to a loss of CDN ($4.74) in 2000. The average number of shares outstanding increased from 2,619,000 in 2000 to 3,890,000 for the current year.

     The 2000 net income, excluding the operating losses at the Rainforest and Franklin Mills locations, the closing costs related to Rainforest and Franklin Mills and the one-time items mentioned above was CDN $49,000 or CDN $0.02 per share.

FINANCIAL CONDITION AND OTHER ITEMS

LIQUIDITY AND CAPITAL RESOURCES

     As at December 29, 2002, the Company had cash balances of CDN $670,000. Such amounts are sufficient to continue operations as they presently exist, but restrict capital transactions to add additional restaurant locations unless such transactions are self-funding. The Company's growth strategy is to focus on strengthening the profitability of existing operations and leveraging the brands' strength through franchising and through corporate store growth to the extent deliverable from internally generated cash flow.

     The Company re-negotiated its debt with its principal lender, GEIPPP II to permit a repayment schedule which may allow for corporate store growth, and other possible expansions of the Company's business activities.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CDN AND U.S. GAAP)

     The Company prepares its financial statements in accordance with CDN GAAP. (The reader is referred to Note 15 of the Consolidated Financial Statements for the year ended December 29, 2002 for additional explanation.) The Financial statements, if prepared in accordance with U.S. GAAP would have differed as follows:

     Net loss for the year ended December 29, 2002 would have increased by CDN ($751,000) comprised primarily of dividends on convertible subordinated debentures that would have been treated as interest expense under U.S. GAAP and the add-back of gains on foreign exchange which are included in Comprehensive Income under U.S. GAAP. Net loss for the year ended December 30, 2001 would be decreased by CDN
     $ 68,000 comprised primarily of dividends on convertible subordinated debentures that would have been treated as interest expense under U.S. GAAP, pre-opening costs that would have been expensed in 1999 under U.S. GAAP, offset by amortization expense resulting from exclusion of the first option period in calculating the amortization of certain leasehold improvements offset by the add-back of losses on foreign exchange which are included in Comprehensive Income under U.S. GAAP. The impact of these adjustments would be to increase the net loss per share in 2002 from CDN ($0.41) under CDN GAAP to a loss of CDN ($0.55) under U.S. GAAP. For 2001, the loss per share would decrease from CDN ($0.03) per share to a loss of CDN ($0.02) per share.

     Shareholders' Equity at December 29, 2002 would be decreased from a surplus of CDN $3,075,000 under CDN GAAP to a deficit of CDN ($4,832,000) under U.S. GAAP due primarily to the exclusion of CDN $ 8,133,000 of convertible subordinated debentures which would have been shown as long term debt under U.S. GAAP. Shareholders' Equity (Deficit) at December 30, 2001 under U.S. GAAP would have been decreased to a deficit of CDN ($1,356,000) compared to a surplus of CDN $5,397,000 under CDN GAAP.

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

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None. Not applicable.

                                    PART III

ITEM 10   The information required by PART III will be
ITEM 11   incorporated by reference from Registrant's
ITEM 12   definitive proxy statement or definitive
ITEM 13   information statement, provided such
ITEM 14 definitive proxy statement or definitive information statement is filed not later than 120 days after the end of the fiscal year covered by the Form 10-K, or by an amendment to the Form 10-K, not later than the end of such 120 day period.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  See Index to Exhibits, attached.
     (b) During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

ITEM 16.  RESERVED. NOT CURRENTLY APPLICABLE

ELEPHANT & CASTLE GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002 AND DECEMBER 30, 2001
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

Notes to Consolidated Financial Statements                            F-7-25

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

Pannell Kerr Forster audits the Company's consolidated financial statements in accordance with auditing standards generally accepted in Canada and in the United States of America and provides an objective, independent review of the Company's internal controls and the fairness of its reported financial condition and results of operations.

Elephant & Castle Group Inc.'s Board of Directors has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.


President and Chief Executive Officer

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF ELEPHANT & CASTLE GROUP INC.

We have audited the consolidated balance sheets of Elephant & Castle Group Inc. as at December 29, 2002 and December 30, 2001 and the consolidated statements of operations, shareholders' equity (deficit) and cash flows for the three years in the period ended December 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Elephant & Castle Group Inc. as at December 29, 2002 and December 30, 2001 and the results of its operations and its cash flows for the three years in the period ended December 29, 2002 in accordance with generally accepted accounting principles in Canada applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States of America and are discussed in Note 15 to the consolidated financial statements.


"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
February 28, 2003

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

                                                                        2002                 2001
-------------------------------------------------------------------------------------------------
ASSETS (note 6)
CURRENT
 Cash and term deposits                                           $      670           $    1,051
 Accounts receivable                                                     319                   45
 Inventory                                                               475                  549
 Deposits and prepaid expenses                                           529                  580
 Pre-opening costs                                                         0                   55
-------------------------------------------------------------------------------------------------
                                                                       1,993                2,687
FIXED (note 3)                                                        10,596               11,873
FUTURE INCOME TAX BENEFITS (note 12)                                   3,513                2,722
OTHER (note 4)                                                           704                1,356
GOODWILL (note 2 (d))                                                      0                1,815
-------------------------------------------------------------------------------------------------
                                                                  $   16,806           $   20,453
=================================================================================================

LIABILITIES
CURRENT
 Accounts payable and accrued liabilities (note 5)                $    5,437           $    5,572
 Current portion of long-term debt (note 6)                            1,058                  914
-------------------------------------------------------------------------------------------------
                                                                       6,495                6,486
LONG-TERM DEBT (note 6)                                                7,013                8,119
OTHER LIABILITIES (note 7(a)(v))                                         223                  451
-------------------------------------------------------------------------------------------------
                                                                      13,731               15,056
-------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)
CAPITAL STOCK (note 7)
 Authorized
    20,000,000  Common shares without par value
 Issued
     5,144,604  (2001 - 5,169,604) Common shares                      17,811               17,898
OTHER PAID-IN CAPITAL (note 7(a))                                      7,547                7,153

DEFICIT                                                              (22,283)             (19,654)
-------------------------------------------------------------------------------------------------
                                                                       3,075                5,397
-------------------------------------------------------------------------------------------------

                                                                  $   16,806           $   20,453
=================================================================================================

Contingencies and Commitments (notes 9 and 10)
Approved on behalf of the Board:
  /s/ R. Bryant               Director   /s/ T. Chambers            Director
------------------------------        ------------------------------
R. Bryant                              T. Chambers

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME (LOSS) PER SHARE)

                                                                        2002                 2001                 2000
----------------------------------------------------------------------------------------------------------------------
SALES                                                             $   43,520           $   46,833           $   50,084
----------------------------------------------------------------------------------------------------------------------
RESTAURANT EXPENSES
 Food and beverage                                                    11,919               13,204               14,523
 Operating
    Labour                                                            13,649               15,125               16,587
    Occupancy and other                                               11,272               11,980               14,020
 Restaurant closing costs (note 11 (a) and (b))                          366                    0                9,726
 Depreciation and amortization                                         2,167                1,813                2,849
----------------------------------------------------------------------------------------------------------------------
                                                                      39,373               42,122               57,705
----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM RESTAURANT OPERATIONS                               4,147                4,711               (7,621)
----------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                    3,521                3,010                2,883
(GAIN) LOSS ON FOREIGN EXCHANGE (note 2 (i))                            (278)                 425                  596
INTEREST ON LONG-TERM DEBT                                               899                1,404                1,874
IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE
ASSETS (Note 11 (c ))                                                  2,382                    0                    0
----------------------------------------------------------------------------------------------------------------------
                                                                       6,524                4,839                5,353
----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                     (2,377)                (128)             (12,974)
INCOME TAXES (note 9)                                                   (525)                 100                    0
UTILIZATION OF LOSSES CARRY FORWARD (note 12)                              0                 (100)                   0
FUTURE INCOME TAX BENEFIT (note 12)                                      791                    0                  562
----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR YEAR (note 2(i))                            $   (2,111)          $     (128)          $  (12,412)
----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE
 Basic                                                            $    (0.41)          $    (0.03)          $    (4.74)

----------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 Basic                                                             5,163,354            3,890,000            2,619,000
======================================================================================================================

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS) (IN THOUSANDS OF DOLLARS)

                                                                        2002                 2001                 2000
----------------------------------------------------------------------------------------------------------------------
NUMBER OF COMMON SHARES ISSUED
 Beginning balance                                                 5,169,604            2,594,604            1,847,354
 Issue of shares
   On renegotiation of debenture interest                                  0            2,600,000                    0
   On conversion of long-term debt                                         0                    0              791,250
   For services                                                            0                    0                6,000
   Repurchase and cancellation of shares                             (25,000)             (25,000)             (50,000)
----------------------------------------------------------------------------------------------------------------------
ENDING BALANCE                                                     5,144,604            5,169,604            2,594,604
----------------------------------------------------------------------------------------------------------------------
COMMON SHARES ISSUED
 Beginning balance                                                $   17,898           $   15,966           $   13,955
 Issue of shares
   On renegotiation of debenture interest                                  0                2,017                    0
   On conversion of long-term debt                                         0                    0                2,374
   For services                                                            0                    0                   15
   Repurchase and cancellation of shares                                 (87)                 (85)                (378)
----------------------------------------------------------------------------------------------------------------------
 Ending balance                                                       17,811               17,898               15,966
----------------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
 Beginning balance                                                     7,153                  356                    0
 Equity portion of convertible notes                                       0                7,255                    0
 Paid-in capital converted into shares                                     0                    0                  106
 Deferred interest on convertible notes                                  466                    0                    0
 On renegotiation of debenture interest                                    0                 (386)                   0
 On cancellation of shares                                               (72)                 (72)                 250
----------------------------------------------------------------------------------------------------------------------
 Ending balance                                                        7,547                7,153                  356
----------------------------------------------------------------------------------------------------------------------
SUBSCRIPTIONS RECEIVED
 Beginning balance                                                         0                    0                2,374

 Shares issued                                                             0                    0               (2,374)
----------------------------------------------------------------------------------------------------------------------
 Ending balance                                                            0                    0                    0
----------------------------------------------------------------------------------------------------------------------
CURRENCY TRANSLATION ADJUSTMENT
 Beginning balance                                                         0                 (596)                (618)
 Deferred gain (loss) incurred during year                                 0                 (425)                  22
----------------------------------------------------------------------------------------------------------------------
 Ending balance as previously stated                                       0               (1,021)                (596)
 Adjustment to reflect change of accounting policy
 for foreign exchange gains (losses) (note 2 (i))                          0                1,021                  596
----------------------------------------------------------------------------------------------------------------------
 Ending balance as restated                                                0                    0                    0
----------------------------------------------------------------------------------------------------------------------
DEFICIT
 Beginning balance                                                   (19,654)             (19,285)              (8,918)
 Adjustment to reflect adoption of liability
  method of accounting for future income
  tax assets (note 12)                                                     0                    0                2,045
 Dividends on other paid-in capital                                     (518)                (241)                   0
 Net income (loss)                                                    (2,111)                (128)             (12,412)
----------------------------------------------------------------------------------------------------------------------
 Ending balance as restated                                          (22,283)             (19,654)             (19,285)
----------------------------------------------------------------------------------------------------------------------
 Ending balance as previously stated                                       0              (18,633)             (18,689)
 Adjustment to reflect change of accounting policy
  for foreign exchange gains (losses) (note 2 (i))                         0               (1,021)                (596)
----------------------------------------------------------------------------------------------------------------------
 Ending balance as restated                                                0              (19,654)             (19,285)
----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                              $    3,075           $    5,397           $   (2,963)
======================================================================================================================

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 29 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

                                                                        2002                 2001                 2000
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income (loss)                                                $   (2,111)          $     (128)          $  (12,412)
 Operating items not using cash                                        3,888                3,887               13,482
----------------------------------------------------------------------------------------------------------------------

OPERATING CASH FLOW                                                    1,777                3,759                1,070
----------------------------------------------------------------------------------------------------------------------

CHANGES IN NON-CASH WORKING CAPITAL
 Accounts receivable                                                     133                  218                  193
 Inventory                                                                73                  (42)                 555
 Deposits and prepaid expenses                                            51                 (212)                  51
 Accounts payable and accrued liabilities                               (135)                (974)                (898)
----------------------------------------------------------------------------------------------------------------------

                                                                         122               (1,010)                 (99)
----------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                                  1,899                2,749                  971
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Acquisition of fixed assets                                          (1,215)              (2,817)                (215)
 Acquisition of other assets                                               0                 (140)                   0
 Acquisition of trademark                                                  0                  (23)                  (8)
----------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                     (1,215)              (2,980)                (223)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Deferred finance charges                                                 (5)                 (97)                   0
 Repurchase of shares                                                   (234)                (157)                   0
 Proceeds from long-term debt                                              0                   73                   29
 Repayment of long-term debt                                            (825)                (262)                 (66)
----------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                 (1,064)                (443)                 (37)
----------------------------------------------------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                                                (381)                (674)                 711
CASH AND TERM DEPOSITS, BEGINNING OF YEAR                              1,051                1,725                1,014
----------------------------------------------------------------------------------------------------------------------

CASH AND TERM DEPOSITS, END OF YEAR                               $      670           $    1,051           $    1,725

======================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for
  Interest                                                        $      516           $      302           $    1,007
  Income taxes                                                    $       41           $        0           $        0
======================================================================================================================

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)

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

     Prior to the year ending December 29, 2002, these financial statements also included the Company's proportionate shares of revenues and expenses from its interest in a joint venture established to develop and operate Rainforest theme restaurants in Canada. The 2000 financial statements of the Company included its proportionate share of assets, liabilities and restaurant revenues and expenses. Effective December 31, 2000 the Company had written off its entire investment in the joint venture (see note 11).

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Franchise fees

          The Company recognizes initial fees from the sale of franchises as revenue once the Company has fully complied with its obligations to the new franchisee regarding the opening of the restaurant. Continuing franchise royalties are included in sales as they are earned.

     (b)  Inventory

          Inventory consists of food, beverages and retail merchandise and is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS) (IN THOUSAND OF DOLLARS)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  Fixed assets

          Fixed assets are recorded at cost and are depreciated annually as follows:

               Furniture and fixtures         -  10% Straight-line method
               Computer equipment             -  20% Straight-line method

          Improvements to leased premises and property under capital leases are being amortized on a straight-line basis over the term of the lease except for locations opened prior to January 1, 1993. Those improvements are being amortized on the straight-line method over the term of the lease plus the first two renewal options.

          China, glassware and cutlery are not depreciated and replacements are charged directly to operations.

     (d)  Goodwill

          Goodwill is recorded at cost, less any reduction for impairment. Goodwill is tested for impairment on an annual basis or when events occur that may indicate impairment.

          This policy was adopted for the year ending December 29, 2002 in line with the recommendations of the Canadian Institute of Chartered Accountants ("CICA"). Previously, Goodwill was recorded at cost and amortized on a straight-line basis over periods from 10 to 40 years.

     (e)  Intangible assets

          Intangible assets are amortized over their useful lives, unless the life is determined to be indefinite, in which case no amortization is taken. Intangible assets are tested for impairment on an annual basis or when events occur that may indicate impairment.

          Liquor licences are recorded at cost of original acquisition. They are short lived assets, and additional costs are incurred on an on-going basis to maintain and renew them. These additional costs are charged directly to operations, so no depreciation is charged against the original cost.

     (f)  Pre-opening costs

          Pre-opening costs represent amounts for staff training costs, payroll for trainees, rents paid prior to opening, travel and accommodation of trainers and supplies consumed prior to opening which were all incurred to open new locations. These costs are amortized on a straight-line basis over 12 months.

     (g)  Other assets

          The following other assets are recorded at cost which is amortized annually as follows:

               Deferred finance costs       -  Term of the related financial
                                               instruments
               Deferred franchise costs     -  5 years
               Trademark                    -  10 years

     (h)  Income taxes

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (i)  Foreign currency translation

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

          Gains and losses arising from this translation of foreign currency are included in net income. This policy was adopted for the year ending December 29, 2002 in line with the recommendations of the CICA. Previously, unrealised gains and losses on long-term monetary assets and liabilities were deferred and amortized over the lives of those assets. The new policy has been applied retroactively, and prior year comparatives have been retroactively restated to reflect this change of policy. This resulted in a decrease in net income of $425 for 2001 and increased the net loss for 2000 by $596.

     (j)  Net income (loss) per share

          Net income (loss) per share computations are based on the weighted average number of common shares outstanding during the year. The conversion of restated and amended junior secured notes (note 7(a)) and the payment of interest thereon through common share issuances and the assumed exercise of stock options or warrants have an anti-dilutive effect, therefore diluted earnings per share have not been calculated.

     (k)  Use of estimates

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

     (l)  Stock based compensation

          During the year, the Company adopted the new recommendations of the CICA on Stock-Based Compensation. This recommendation allows the Company to apply the intrinsic value method in accounting for its employee stock option plans. Compensation expense is recorded when options are granted at discounts to market. Options granted to non-employees are accounted for using the fair value method.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)

3.   FIXED ASSETS

                                                                             2002
                                                                           Accumulated
                                                                        Depreciation &
                                                                Cost      Amortization               Net
--------------------------------------------------------------------------------------------------------
     Leasehold improvements                           $       14,689    $        7,419    $        7,270
     Furniture and fixtures                                    7,711             5,177             2,534
     China, glassware and cutlery                                482                 0               482
     Computer equipment                                          935               625               310
--------------------------------------------------------------------------------------------------------
                                                      $       23,817    $       13,221    $       10,596
========================================================================================================
                                                                             2001
                                                                           Accumulated
                                                                        Depreciation &
                                                                Cost      Amortization               Net
--------------------------------------------------------------------------------------------------------
     Leasehold improvements                           $       15,456    $        7,148    $        8,308
     Furniture and fixtures                                    8,578             5,613             2,965
     China, glassware and cutlery                                420                 0               420
     Computer equipment                                          446               266               180
--------------------------------------------------------------------------------------------------------
                                                      $       24,900    $       13,027    $       11,873
========================================================================================================

4.   OTHER ASSETS

                                                                                  2002              2001
--------------------------------------------------------------------------------------------------------
     Deferred finance costs                                             $          580    $          910
     Trademark                                                                      24               154
     Deferred franchise costs                                                        8               173
     Other                                                                          92               119
--------------------------------------------------------------------------------------------------------

                                                                        $          704    $        1,356
========================================================================================================

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                  2002              2001
--------------------------------------------------------------------------------------------------------
     Trade payables                                                     $        1,813    $        2,064
     Advances for leasehold improvements                                             0               760
     Occupancy and other operating expenses                                        205               654
     Accrued salaries, wages and related taxes                                     817               607
     Closing costs and legal settlement                                            538               377
     Debt redemption and other interest costs                                      696               368
     Sales taxes                                                                   273               291
     Other payables                                                                410               251
     Prepaid supplier rebates                                                      100               200
     Provision for income taxes                                                    585                 0
--------------------------------------------------------------------------------------------------------

                                                                        $        5,437    $        5,572
========================================================================================================

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

6.   LONG-TERM DEBT

                                                                                  2002              2001
                                                                        --------------    --------------
     General  Electric   Investment   Private  Placement  Partners
     II ("GEIPPPII)", a limited partnership, senior secured 6%
     convertible notes, convertible at GEIPPPII's option maturing
     September 1, 2005 and payable in three quarterly payments
     beginning February 28, 2002, each in the amount of $125 US, four quarterly payments beginning November 30, 2002, each in the amount of $150 US, four quarterly payments beginning November 30,
     2003, each in the amount of $175 US, four quarterly payments beginning November 30, 2004, each in the amount of $200 US, and one final instalment due on September 1, 2005 of $2,400 US.
     Interest payment at 6% is payable in cash quarterly. A security agreement granting security over a majority of the Company's
     assets has been entered into with the lender (note 7(a))           $        6,827    $        7,776

     Convertible subordinated notes issued in 2000, due
     December 31, 2003,interest at 8% per annum payable quarterly in cash or common  shares.  Notes  unpaid and not  converted by
     December 31, 2003 are  immediately  due and payable with a 25%
     premium on the unpaid principal                                             1,071             1,089

     Capital lease  obligations  repayable  over terms ranging from 36
     to 60 months, interest rates average 13%                                      173               168

--------------------------------------------------------------------------------------------------------

                                                                                 8,071             9,033
     Less:  Current portion                                                      1,058               914
--------------------------------------------------------------------------------------------------------

                                                                        $        7,013    $        8,119
========================================================================================================

     Long-term debt principal repayments due in each of the next five fiscal years are as follows:

     2003                                                               $        1,058
     2004                                                                        2,269
     2005                                                                        4,734
     2006                                                                            9
     2007                                                                            1
--------------------------------------------------------------------------------------

                                                                        $        8,071
======================================================================================

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

7.   CAPITAL STOCK

     (a) In December 2000 the Company reached an agreement with the holders of its 8% notes whereby $1,583 U.S. ($2,374 CDN.) was converted into 791,250 shares. During 2001, $1,000 U.S. was renegotiated and included in the $10,000 U.S. of convertible subordinated notes (see below). The conversion rate on the remaining $683 remains unchanged at $4 U.S. per share.

          In June 2001, the Company and General Electric Investment Private Placement Partners II ("GEIPPPII") agreed to renegotiate the terms on $10,000 U.S. of convertible subordinated notes and debentures held by GEIPPPII. As part of the renegotiation, the Company issued 2,600,000 shares in payment of accrued interest, reduction of future interest rate and issued the following notes.

          - $5,000 US of the restated and amended senior secured convertible 6% notes (the "senior notes") (note 6); and

          - $5,000 US of the restated and amended junior secured convertible 6% notes (the "junior notes"), in exchange for the securities to be surrendered by GEIPPII.

          Both the senior notes and the junior notes shall be convertible into shares of the Company's common shares at the holder's option. However the junior notes are mandatorily convertible into common shares, subject to certain targeted performance requirements to be measured by the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") as follows:

          (i) On or after September 1, 2002, $1,250 US of the junior notes would convert into common shares at a conversion price at one dollar ($1.00 US) per share (1,250,000 shares);

          (ii) On or after September 1, 2003, $1,250 US of the junior notes would convert into common shares at a conversion price of one dollar and twenty-five cents ($1.25 US) per share (1,000,000 shares);

          (iii) On or after September 1, 2004, $1,250 US of the junior notes would convert into common shares at a conversion price of one dollar and fifty cents ($1.50 US) per share (833,333 shares); and

          (iv) On or after September 1, 2005, $1,250 US of the junior notes would convert into common shares at a conversion price of one dollar and seventy-five cents ($1.75 US) per share (714,286 shares);

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

7.   CAPITAL STOCK (Continued)

          (v) Conversion is subject only to the Company's meeting certain minimum tests of EBITDA during each twelve month period ended each June 30, preceding each such conversion date. The EBITDA targets for mandatory conversion are fixed as follows:

                 12 Month Period         Conversion Date                 EBITDA
                 --------------------------------------------------------------
                 June 30, 2002           September 1, 2002          US $  3,000
                 June 30, 2003           September 1, 2003                3,750
                 June 30, 2004           September 1, 2004                4,500
                 June 30, 2005           September 1, 2005                5,000
                 --------------------------------------------------------------

                 For the twelve month period ended June 30, 2002, the Company did not achieve the above EBITDA target. It did, however, achieve 67% of the target, and therefore would still be able to convert both the first and second tranche of junior notes into equity, if the Company were to meet 100% of its EBITDA target for the twelve months ending June 30, 2003. Achievement of 80% of EBITDA target for the twelve months ending June 30, 2003 would allow the Company to convert two thirds of the second tranche of junior notes into equity, but the Company would lose the ability to convert any of the first tranche.

                 Interest payments on the junior notes in the amount of 6% shall be payable in arrears. The Company shall have the option to pay up to one-half of the interest, in common shares upon each conversion date. The interest payment shares will be valued at U.S. $ 0.40.

                 The junior notes are considered a compound instrument and have been included in the financial statements as part of other paid-in capital. Interest payable with cash has been discounted and included in the consolidated financial statements as other liabilities of $223 as of December 29, 2002.

          (vi) On initial recognition, the Company presented the above mentioned junior notes as an equity instrument as management believed the Company would meet the EBITDA requirements. In accordance with Canadian generally accepted accounting principles, once initial recognition is made, such determination should not be changed until the triggering event has or has not occurred. Therefore, if the Company does not reach the required EBITDA, the notes will be reclassified as a debt instrument at such time when the conversion feature is no longer available to the Company.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

7.   CAPITAL STOCK (Continued)

     (a)  (vi) Cont'd

                 Given the effects of September 11, 2001, the company's budget for the 12 months ending June 30, 2003 are at or slightly below the 67% of EBITDA requirements at that date. Should the Company reach the 67% mark of the June 30, 2003 EBITDA requirements, only the first tranche of US$1,250 would be reclassified as debt. Should the Company not reach the 67% mark of the June 30, 2003 EBITDA requirements, the Company will reclassify the first two tranches totalling US$2,500 as debt. For accounting purposes, this will represent a change in estimate and as such, interest from the reclassified notes will be recorded as interest on a prospective basis.

     (b)  Stock option plans have been adopted as follows:

          (i) The 1993 Founders' option plan set aside 50,000 common shares. Options on the entire 50,000 shares have been granted at $13.20 U.S. ($21.05 CDN.). These options become exercisable on the 5th through 9th anniversary date of granting. All of these options have expired through December 29, 2002.

          (ii) The 1993 employee option plan set aside 50,000 common shares. Options have been granted for approximately 45,000 shares. All options expire on the 5th anniversary date of the grant. 8,916 of the options have been exercised through December 29, 2002 and the remaining 36,084 of the options were cancelled through December 29, 2002.

          (iii) The 1997 employee option plan set aside 200,000 common shares. Options have been granted for 139,000 shares. All options expire on the 5th anniversary date of the grant. None have been exercised through December 29, 2002 and 65,000 of the options were cancelled through December 29, 2002.

          (iv) The 1993 directors' option plan set aside 10,000 common shares. All have been granted, and all have been cancelled. None have been exercised through December 29, 2002.

          (v) The 2001 stock options and bonus plan set aside 950,000 common shares of which none have been granted.

          There are 236,500 options (including the 162,500 options in (c) below) outstanding at December 29, 2002 exercisable at various prices detailed below.

          During the fiscal years 2000, 2001 and 2002, no options were granted. As a result, the Company did not incur compensation expense for these periods.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

7.   CAPITAL STOCK (Continued)

          Stock option activity is summarized as follows:

----------------------------------------------------------------------------------------
                                               Number              Exercise Price
                                             of Shares         (U.S.$)         (Cdn.$)
----------------------------------------------------------------------------------------
          Balance outstanding,
            December 26, 1999                     631,292           12.96*         20.67
          2000 - Cancelled                       (334,167)          13.29          21.20
----------------------------------------------------------------------------------------

          Balance outstanding,
            December 31, 2000                     297,125    $      12.58*   $     21.20
          2001 - Cancelled                        (20,000)          11.26          17.96
----------------------------------------------------------------------------------------

          Balance outstanding,
            December 30, 2001                     277,125    $      12.68*   $     20.22
          2002 - Cancelled                        (40,625)          12.83          20.46
----------------------------------------------------------------------------------------

          Balance outstanding,
            December 29, 2002                     236,500    $      12.60*   $     19.78
========================================================================================

          *      Weighted average exercise price.

     (c) During 1999, options for 472,500 common shares were granted to five key executives, four of whom commenced employment with the Company in 1997. None have been exercised and 310,000 of these options were cancelled through December 29, 2002.

     (d) At December 29, 2002, warrants to purchase common shares were outstanding as follows:

                                                  Exercise            Number
          Expiry Date                               Price           of Shares
          ----------------------------------------------------------------------
          2003                                $      6.00 U.S.           816,250
          ----------------------------------------------------------------------

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

     (e) The shareholders approved at the Annual General Meeting on June 29, 2001 the issue of five year warrants with a U.S. $1.00 price on a one for one basis for the then outstanding shares, with the exception of the 2,600,000 shares issued to GEIPPII in respect of debenture interest. Shares currently trade with these rights attached.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

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

     (c)  Interest rate risk

          The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities and the relatively small amount of long-term debt subject to interest rate changes. Since the Company's debt is primarily at fixed rates, the Company would not benefit from any reductions in general interest rates.

     (d)  Translation risk

          The Company translates the results of US operations into Canadian currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. 54% of the Company's sales revenues are in US dollars, but nearly all U.S. operating costs are also incurred in US dollars. The US operation generates revenues in excess of associated costs, so some translation risk remains on the surplus.

          98% of the Company's long-term debt is in US dollars, as are the interest and principal payments associated with it. The Company does not have forward currency contracts to cover these scheduled US dollar payments, and the exchange rate may vary from time to time, but the operating profits of the US operations provide some reduction to the resulting translation risk.

9.   CONTINGENCY

     In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Revenue Canada and the Ontario Ministry of Revenue regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The reassessment has been under appeal since 1989. A portion of the dispute was settled in the Company's favour and a tax provision of $125 was made in 2001for the estimated remainder of the dispute. Including interest accrued retroactively since 1984, the total amount disputed at December 29, 2002 approximates $1,118. The Company believes that this total does not reflect the partial settlement in its favour, but has still increased its provision to $585 as at December 29, 2002.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

10.  COMMITMENT

     The subsidiaries are committed to leases on their restaurant locations extending into the 2014 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:

     2003                                                     $       1,930
     2004                                                             1,746
     2005                                                             1,330
     2006                                                             1,074
     2007 to 2014 inclusive                                           3,635
     ----------------------------------------------------------------------
                                                              $       9,715
     ======================================================================

     Each of the aforementioned restaurant leases provide for the payment of additional rent based on percentages of gross annual revenue in excess of minimum rents, or other graduated formulae derived from gross revenue as defined in the particular lease agreements. The percentages range from 3% to 12%.

11.  RESTAURANT CLOSING COSTS, IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE
     ASSETS

     (a)  RESTAURANT CLOSING COSTS FOR 2002 WERE COMPRISED OF THE FOLLOWING:

     (i)         Write-back of surplus provision in relation to Franklin Mills
                 Restaurant

                 The Company closed its unsuccessful Franklin Mills location in January 2001, having made full provision for the costs of closure in 2000. Actual costs incurred were $347 less than anticipated, and this surplus has been released to earnings in 2002.

     (ii)        Closure of Elephant & Castle restaurant at Bellis Fair,
                 Bellingham, WA

                 On October 14, 2002 the Company closed its unsuccessful Elephant & Castle restaurant located in Bellingham, WA. The lease of this location was due to expire in 2005. The Company is in the process of reaching an agreement with the landlord to terminate the lease early in exchange for the surrender of substantially all of the assets at that location, and the payment of a to be agreed level of compensation for loss of rent. Provision for the disposal of assets, payment for loss of rent and other closing costs was made, resulting in a charge to earnings of $425 in 2002.

     (iii) Closure of Alamo Steakhouse & Grill restaurant at Mall of America, Bloomington, MN

                 The Company's lease for its only owned Alamo Steakhouse & Grill restaurant at Mall of America, MN expired in January 2003. Since this location was loss making, the Company did not seek to renew the lease, and the restaurant was closed on January 5, 2003. Full provision for the disposal on assets, payment of one month's rent, the closure of the Alamo office and other closing costs was made, resulting in a charge to earnings of $288 in 2002.

     (b)  RESTAURANT CLOSING COSTS FOR 2000 WERE COMPRISED OF THE FOLLOWING:

     (i)         Write-off of investment in Rainforest Restaurants Joint Venture

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

     (ii)        Closure of Franklin Mills Restaurant

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

     (c)  IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS IN 2002 COMPRISE:

     (i)         Write off of goodwill relating to the Alamo Steakhouse & Grill

                 At the end of 2001, the Company was carrying a book value $1,729 relating to the acquisition of the Alamo Steakhouse & Grill in 1996. Prior to 2002, this cost was being amortized in line with the Company's policy at the time. From 2002, the Company has adopted the new recommendations of the CICA, which require that goodwill be tested for impairment annually or when events occur which may indicate impairment. In 2002, the Company decided to close its only owned Alamo Steakhouse & Grill restaurant and to not develop the Alamo Steakhouse and Grill brand in the future. The goodwill relating to the Alamo Steakhouse and Grill has been fully written off, resulting in a charge to earnings of $1,729 in 2002.

     (ii)        Write off of other intangible assets

                 In 2002, the Company reviewed the carrying value of its intangible assets in line with the current recommendations of the CICA. This review resulted in a write-down of other intangible assets, resulting in a charge to earnings of $653 in 2002:

                    Franchise development costs        $     272
                    Trademarks                         $     107
                    Other                              $     274

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

12.  INCOME TAXES

     Effective January 1, 2000 the Company adopted the new recommendations of the CICA with respect to accounting for income taxes. Under the new recommendations, the liability method of tax allocation is used, based on differences between financial reporting and tax bases of assets and liabilities. Previously, the deferral method was used, based on differences in the timing of reporting income and expenses in financial statements and tax returns. The new method was applied retroactively without restatement of the 1999 financial statements.

     The effect of the new recommendations on the opening 2000 financial statements was to increase (decrease) the following:

                                                                                               2000
---------------------------------------------------------------------------------------------------
     Future income tax benefits                                                       $       2,045
     Deficit                                                                          $      (2,045)
===================================================================================================

     The adjustment to deficit was a result of recognition of the future tax value of loss carry forward amounts that are more likely than not to be realized.

     The components of the future income tax benefits at December 29, 2002 and December 30, 2001, are as follows:

                                                                               2002            2001
---------------------------------------------------------------------------------------------------
     Future income tax benefits
       Tax benefit of non-capital loss carry forwards                 $       7,064   $       4,026
       Tax benefit of capital loss carry forwards                             1,426           1,075
       Fixed assets values for tax purposes in excess of book values            465           1,019
---------------------------------------------------------------------------------------------------

                                                                              8,955           6,120
     Valuation allowance                                                     (5,442)         (3,398)
---------------------------------------------------------------------------------------------------

     Net future income tax benefits                                   $       3,513   $       2,722
=====================================================================================================

     The Company has the following available tax losses, the partial benefits of which have been recorded in these financial statements:

     (i) Non-capital losses of approximately $5,000 which can be applied against future income for Canadian tax purposes up to and including 2008.

     (ii) Operating losses of approximately U.S. $9,300 (CDN $14,600) which may be carried forward to apply against future years' income for United States income tax purposes expiring up to

                 2021.

     (iii) Net capital losses of approximately $9,750 which can be applied against future capital gains income for Canadian tax purposes indefinitely.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

13.  RELATED PARTY TRANSACTIONS

     (a) Included in general and administrative expenses are consulting fees paid to a director and shareholder for a total of $ 62, (2001 - $49) (2000 - $82).

     (b) GEIPPPII (note 6) is related to the Company by way of its share ownership in the Company and the election of two directors to the Board. Interest payments totalled $738 in 2002, $852 in 2001 and $937 in 2000; consisting of cash of $432 in 2002, $215 in 2001 and $937 in 2000; the balance was deferred or paid by share issuances.

14.  GEOGRAPHIC SEGMENTED DATA

                                                                     2002         2001          2000
----------------------------------------------------------------------------------------------------
     Sales to unaffiliated customers
       Canada                                                 $    20,219   $   25,083   $    29,958
       United States                                               23,301       21,750        20,126
----------------------------------------------------------------------------------------------------
                                                              $    43,520   $   46,833   $    50,084
====================================================================================================
     Capital assets, other assets and goodwill
       Canada                                                 $     4,949   $    5,659   $     5,860
       United States                                                6,351        9,385         7,913
----------------------------------------------------------------------------------------------------
                                                              $    11,300   $   15,044   $    13,773
====================================================================================================

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP)

     (a)  U.S. accounting pronouncements

          (i) In July 2001, FASB issued Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This statement includes requirements to test good will and indefinite lived intangible assets for impairment rather than amortization. This statement is effective for years beginning December 15, 2001. For the year ended December 29, 2002, the Company has adopted the current recommendations of the Canadian Institute of Chartered Accountants, which are now consistent with the above treatment.

          (ii) In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sales, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and does not have a material effect on the financial statements.

          (iii) In November 2001, the FASB issued EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out of Pocket' Expenses Incurred". This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was implemented on January 1, 2002, and does not have a material effect on the financial statements.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

     (b) Reconciliation of total assets, liabilities and shareholders' equity (deficit)

                                                                                2002           2001
          ---------------------------------------------------------------------------------------------
          Total assets for Canadian GAAP                                     $    16,806    $    20,453
          Adjustments to U.S. GAAP                                                   226            502
          ---------------------------------------------------------------------------------------------
          Total assets for U.S. GAAP                                              17,032         20,955
          =============================================================================================
          Total liabilities per Canadian GAAP                                $    13,731         15,056
          Adjustments to U.S. GAAP                                                 8,133          7,255
          ---------------------------------------------------------------------------------------------
          Total liabilities for U.S. GAAP                                         21,864         22,311
          ---------------------------------------------------------------------------------------------
          Total equity (deficit) for Canadian GAAP                           $     3,075    $     5,397
          Adjustment to U.S. GAAP                                                 (7,907)        (6,753)
          ---------------------------------------------------------------------------------------------
          Total equity (deficit) for U.S. GAAP                                    (4,832)        (1,356)
          ---------------------------------------------------------------------------------------------
          Total equity (deficit) and liabilities for U.S. GAAP               $    17,032    $    20,955
          =============================================================================================

          For Canadian GAAP purposes convertible debt (junior notes) and related costs are recorded in the books as equity if the debt is convertible into common shares of the Company at the option of the issuer. For U.S. GAAP purposes these amounts have been reclassified as a liability.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME (LOSS) PER SHARE)

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND U.S. GAAP) (Continued)

     (c) Reconciliation of earnings (loss) reported in accordance with Canadian GAAP and U.S. GAAP:

                                                                     2002             2001            2000
          -------------------------------------------------------------------------------------------------
          Net income (loss) - Canadian GAAP                  $     (2,111)   $        (128)   $    (12,412)
          Adjustments decreasing (increasing) net loss
          Amortization of improvement costs *                         (10)             (61)            (61)
          Dividend on paid-in capital that would be
          treated as interest under U.S. GAAP (note
          7(a))                                                      (518)            (241)              0
          Pre-opening costs, expensed under US GAAP                    55              (55)            167
          Unrealized foreign exchange gain(loss),
          income statement item for Canadian GAAP,
          comprehensive income item for US GAAP                      (278)             425             596
          ------------------------------------------------------------------------------------------------
          Net loss U.S. GAAP                                       (2,862)             (60)        (11,710)
          Comprehensive income adjustments                            278             (425)           (596)
          ------------------------------------------------------------------------------------------------
          Comprehensive income (loss)
            U.S. GAAP                                        $     (2,584)   $        (485)   $    (12,306)
          ================================================================================================
          Net income (loss) per common share
            Canadian GAAP - Basic                            $      (0.41)   $       (0.03)   $      (4.74)
          ================================================================================================
            U.S. GAAP - Basic                                $      (0.55)   $       (0.02)   $      (4.47)
          ================================================================================================
          Weighted average number of shares
           outstanding                                          5,163,354        3,890,000       2,619,000
          ================================================================================================

          * Under U.S. GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  Elephant & Castle Group Inc.

I, Richard Bryant, certify that:

   (1) I have reviewed this annual report on Form 10-K of Elephant & Castle Group Inc.;
   (2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
   (3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial position, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
   (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-16) for the registrant and have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

   (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and
        (b) Any fraud, whether or not material, that involves the management or other employees who have a significant role in the registrant's internal controls; and

   (6) The registrant's other certifying officers and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By    /s/ Richard Bryant
      ------------------
      RICHARD BRYANT, PRESIDENT, CHIEF EXECUTIVE OFFICER/DIRECTOR

Date  March 21, 2003
      --------------

I, Roger Sexton, certify that:

   (7) I have reviewed this annual report on Form 10-K of Elephant & Castle Group Inc.;

   (8) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   (9) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial position, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   (10) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-16) for the registrant and have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

   (11) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves the management or other employees who have a significant role in the registrant's internal controls; and

   (12) The registrant's other certifying officers and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By    /s/ Roger Sexton
      ----------------
      ROGER SEXTON, VP FINANCE/CFO

Date  March 21, 2003
      --------------

      In accordance with the Exchange Act, this report has been additionally signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By    /s/ Jeffrey Barnett
      -------------------
      JEFFREY BARNETT, DIRECTOR

Date  March 21, 2003
      --------------

By    /s/ Colin Stacey
      ----------------
      COLIN J. STACEY, DIRECTOR

Date  March 22, 2003
      --------------

By    /s/ George Pitman
      -----------------
      GEORGE W. PITMAN, DIRECTOR

Date  March 23, 2003
      --------------

By    /s/ David Wiederecht
      --------------------
      DAVID WIEDERECHT, DIRECTOR

Date  March 21, 2003
      --------------

By    /s/ Richard Kelleher
      --------------------
      RICHARD KELLEHER, DIRECTOR

Date  March 20, 2003
      --------------

By    /s/ THOMAS CHAMBERS
      -------------------
      THOMAS CHAMBERS, DIRECTOR

Date  March 24, 2003
      --------------

By    /s/ Richard Bryant
      ------------------
      RICHARD BRYANT, PRESIDENT & CEO

Date  March 21, 2003
      --------------

By    /s/ Roger Sexton
      ----------------
      ROGER SEXTON, VP FINANCE/CFO

Date  March 21, 2003
      --------------

                                INDEX TO EXHIBITS

EXHIBITS
3.1   Certificate of Incorporation and
      Certificate of Name Change of
      Registrant                                                          *

3.2   Articles of Association of Registrant                               *

3.3   Certificate of Amalgamation, dated
      May 1, 1990, The Elephant and Castle
      Canada Inc.                                                         *

3.4   Resolution to increase the authorized
      share capital of Registrant                                         ******

3.5   Amendment to Articles of Association of
      Registrant, dated March 23, 2000                                    *******

3.6   Memorandum of Agreement dated October 19,
      1999 between the Company and a shareholder
      group relative to governance of the Corporation                     *******

4.1   Form of certificate evidencing shares
      of Common Stock                                                     *

4.2   Form of Underwriter's Warrant Agreement
      between Registrant and the Underwriter                              *

4.3   Form of Subordinated Convertible Note
      issued in Delphi Financing                                          *****

4.4   Form of Noteholders Warrant issued in
      Delphi Financing                                                    *****

4.5   Form of amended Noteholder Warrant issued
      on renegotiation of Delphi Financing                                *******

4.6   Form of certificate evidencing shares of
      Common Stock, amended March 27, 2000                                *******

10.1  Bank Loan Agreement, dated September 13,
      1990, with Toronto Dominion Bank                                    *

10.2  Letter Agreement dated June 26, 1991,
      regarding expansion of facilities at
      Edmonton Eaton Centre food court relocation                         *

10.3  Retailer Application dated May 23, 1992,
      and Specimen Agreement for Alberta Lotteries
      and Alberta Gaming Control                                          *

10.4  License Agreement dated July 9, 1992, with
      Servomation Inc. relating to B.C. Place
      Stadium                                                             *

10.5  Restaurant lease dated November 10, 1992,
      with Shilo Management Corporation, relating
      to the Shilo Inn, Yuma, Arizona                                     *

10.6  Letter Agreement, with Shilo Management
      Corporation relating to Shilo Hotel, Pomona,
      California                                                          *

10.7  Restaurant Lease Agreement with Holiday Inns
      of Canada, Ltd., relating to Holiday Inn Crowne
      Plaza at Winnipeg, Manitoba                                         **

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

10.17 Abstract of Holiday Inns Hotels Exclusivity
      Agreement re: franchise facilities                                  *******

10.18 Form of Franchise Agreement for Alamo Grill                         *******

10.19 Form of Franchise Agreement for Elephant & Castle                   *******

10.20 Lease Abstract of Elephant & Castle Group, Inc.
      (Chicago, Illinois)                                                 ********

10.21 Operating Agreement of BC Restaurants, LLC                                 X

10.22 Member Control Agreement of BC Restaurants, LLC                            X

10.23 Management Agreement with E & C San Francisco, LLC                         X

10.24 License Agreement with Elephant & Castle International, Inc.               X

10.25 Agreement with Elephant & Castle International, Inc.                       X

10.26 Lease Abstract of Elephant & Castle Group, Inc.
      (San Francisco, California)                                                X

21    List of Subsidiaries                                                ****

24.1  Irrevocable Consents and Power of Attorney on
      Form F-X                                                            *

99.1  Canadian Declaration as of May 11, 1990,
      claiming the trade name "The Elephant and
      Castle"                                                             *

99.2  Filing receipt dated February 5, 1993, for
      U.S. service mark application "E&C"                                 *

99.3  Filing receipt dated February 5, 1993, for
      U.S. service mark "Elephant Mug"                                    *

----------
X     Filed herewith.

* Incorporated by reference from the Exhibits filed with the Company's Registration Statement on Form SB-2 (Registration No. 33-60612) Modification of the numbering of the exhibits is in accordance with
            Item 601 of Registration S-B

**          Filed with Registrant's 10-K SB for the Fiscal Year ended December
            31, 1993

***         Filed with Registrant's 10-K SB for the Fiscal Year Ended December
            31, 1994

****        Filed with Registrant's 10-KSB A-1 for Fiscal Year Ended December
            31, 1996

*****       Filed with Registrant's 10-K for Fiscal Year Ended December 27, 1998

******      Filed with Registrant's 8-K dated December 8, 1999

*******     Filed with Registrant's 10-K dated December 27, 1999

********    Filed with Registrant's 10-K dated December 31, 2000