Form 10-Q
period 2003-03-30
ELEPHANT & CASTLE GROUP INC
filed 2003-05-01
CIK 899849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to _______________________

Commission file number 33-60612

                          ELEPHANT & CASTLE GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                BRITISH COLUMBIA                             NOT APPLICABLE
         -------------------------------                   -------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

   Suite 1200, 1190 Hornby Street, Vancouver, BC, Canada          V6Z 2K5
   -----------------------------------------------------         ----------
         (Address of principal executive offices)                (Zip Code)

(Issuer's telephone number) (604) 684-6451

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

Common Shares at March 30, 2003: 5,144,604

                          ELEPHANT & CASTLE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                    March 30,           December 29,
                                                      2003                  2002
                                                    ---------           ------------
                                                                         (audited)
ASSETS
Current
   Cash                                             $     424            $     670
   Accounts Receivable                                    416                  319
   Inventory                                              411                  475
   Deposits and Prepaid Expenses                          391                  529
   Pre-Opening Costs                                      209                    0
                                                    ---------            ---------
                                                        1,851                1,993

Fixed Assets                                           10,392               10,596
Goodwill                                                    0                    0
Future Income Tax Benefits                              3,513                3,513
Other Assets                                              623                  704
                                                    ---------            ---------
                                                    $  16,379            $  16,806
                                                    ---------            ---------
                                                    ---------            ---------

LIABILITIES
Current
   Accounts Payable and Accrued Liabilities         $   5,427            $   5,437
   Current Portion of Long-Term Debt                    2,039                1,058
                                                    ---------            ---------
                                                        7,466                6,495

Long-Term Debt                                          5,287                7,013
Other Liabilities                                         169                  223
                                                    ---------            ---------
                                                       12,922               13,731
                                                    ---------            ---------

SHAREHOLDERS' EQUITY
Capital Stock                                          17,811               17,811
Other Paid-In Capital                                   7,669                7,547
Deficit                                               (22,023)             (22,283)
                                                    ---------            ---------
                                                        3,457                3,075
                                                    ---------            ---------
                                                    $  16,379            $  16,806
                                                    ---------            ---------
                                                    ---------            ---------

                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                CANADIAN DOLLARS
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                   (UNAUDITED)

                                                     Thirteen Weeks Ended
                                                 ----------------------------
                                                 March 30,          March 31,
                                                   2003                2002
                                                 ---------          ---------
SALES                                            $   9,363          $  10,376
                                                 ---------          ---------

RESTAURANT EXPENSES
  Food and Beverage Costs                            2,520              2,909
  Restaurant Operating Expenses
    Labour                                           2,968              3,445
    Occupancy and Other                              2,379              2,669
  Depreciation and Amortization                        493                567
                                                 ---------          ---------
                                                     8,360              9,590
                                                 ---------          ---------

INCOME FROM RESTAURANT OPERATIONS                    1,003                786

GENERAL AND ADMINISTRATIVE EXPENSES                    864                731

(GAIN)/LOSS ON FOREIGN EXCHANGE                       (556)               (51)

INTEREST ON LONG-TERM DEBT                             254                246
                                                 ---------          ---------
INCOME/(LOSS) BEFORE INCOME TAXES                      441               (140)

INCOME TAX (RECOVERY)                                   59                  -
                                                 ---------          ---------
NET INCOME/(LOSS) FOR THE PERIOD                 $     382          $    (140)
                                                 ---------          ---------
                                                 ---------          ---------

Average number of shares outstanding             5,144,604          5,169,604

Earnings/(Loss) per share                        $    0.07          $   (0.03)

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                     Thirteen Weeks Ended
                                                 ----------------------------
                                                 March 30,          March 31,
                                                   2003                2002
                                                 ---------          ---------
OPERATING ACTIVITIES

NET INCOME (LOSS)                                  $ 382             $ (140)
   Add: Items not involving cash                      27                585
                                                   -----             ------
                                                     409                445
                                                   -----             ------

CHANGES IN NON-CASH WORKING CAPITAL
   Accounts Receivable                               (96)               (84)
   Inventory                                          64                 18
   Deposits and Prepaid Expenses                     138                176
   Accounts Payable and Accrued Liabilities          (10)              (469)
                                                   -----             ------
                                                      96               (359)
                                                   -----             ------
                                                     505                 86
                                                   -----             ------

INVESTING ACTIVITIES
   Acquisition of Fixed Assets                      (288)              (457)
   Acquisition of Other Assets,
     including pre-opening costs                    (209)                 0
                                                   -----             ------
                                                    (497)              (457)
                                                   -----             ------

FINANCING ACTIVITIES
   Proceeds from Capital Leases                        0                  0
   Repayment of Capital Leases                       (28)               (18)
   Repayment of Long-Term Debt                      (226)              (198)
                                                   -----             ------
                                                    (254)              (216)
                                                   -----             ------

(DECREASE) IN CASH DURING PERIOD                    (246)              (587)

CASH AT BEGINNING OF PERIOD                          670              1,051
                                                   -----             ------
CASH AT END OF PERIOD                              $ 424             $  464
                                                   -----             ------
                                                   -----             ------

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                     Thirteen Weeks Ended
                                                 ----------------------------
                                                 March 30,          March 31,
                                                   2003                2002
                                                 ---------          ---------
Balance at Beginning of Period                     $3,075             $5,397
   Net income/(loss)                                  382               (140)
                                                   ------             ------
Balance at End of Period                           $3,457             $5,257
                                                   ------             ------
                                                   ------             ------

                     See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
             THIRTEEN WEEKS ENDED MARCH 30, 2003 AND MARCH 31, 2002
                                CANADIAN DOLLARS
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 29, 2002 Form 10-K.

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 30, 2003 and the consolidated results of operations, the consolidated statement of shareholders' equity and cash flow for the thirteen weeks then ended. The results of operations for the interim period are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2.   CLOSED LOCATIONS

     The comparative financial statements for 2002 include the results of operations for two locations, which are excluded from the 2003 results. The Elephant & Castle Bellingham, WA location closed on October 14, 2002, and the Company's only owned Alamo Steakhouse & Grill restaurant at the Mall of America, Minneapolis, closed January 5, 2003. No revenue or expenses were recognized during this period for either location.

3.   COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform to the current period's presentation.

4.   FRANCHISES

     Royalties receivable from franchised locations are included in sales.

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and US earnings is as follows (the reader is referred to the Company's Form 10K for the Year Ended December 29, 2002, as filed with the Securities and Exchange Commission):

                                                           Thirteen Weeks Ended
                                                         ------------------------
                                                         March 30,      March 31,
                                                            2003          2002
                                                         ---------      ---------
     NET INCOME/(LOSS) - CANADA                          $     382      $    (140)

     ADJUSTMENTS:
        AMORTIZATION OF LEASEHOLD
           IMPROVEMENT COSTS                                     3            (15)
        PRE-OPENING COSTS                                     (209)            14
        DIVIDENDS ON PAID-IN CAPITAL                          (122)          (136)
        UNREALIZED FOREIGN EXCHANGE GAIN(LOSS),
        INCOME STATEMENT ITEM FOR CANADIAN GAAP
        COMPREHENSIVE INCOME ITEM FOR US GAAP                 (556)           (51)
                                                         ---------      ---------
     NET INCOME/(LOSS) - UNITED STATES                   $    (502)     $    (328)
     COMPREHENSIVE INCOME ADJUSTMENTS                    $     556      $      51
                                                         ---------      ---------
     COMPREHENSIVE INCOME (LOSS) US GAAP                 $      54      $    (277)
                                                         ---------      ---------
                                                         ---------      ---------

     NET INCOME/(LOSS) PER COMMON SHARE

     CANADA                                              $    0.07      $   (0.03)

     UNITED STATES                                       $   (0.10)     $   (0.06)

     AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING:                                 5,144,604      5,169,604

6.   LONG-TERM DEBT RENEGOTIATION

     In December 2000 the Company reached an agreement with the holders of its 8% notes whereby $1,583 US ($2,374 CDN.) was converted into 791,250 shares. During 2001, $1,000 US was renegotiated and included in the $10,000 US of convertible subordinated notes (see below). The conversion rate on the remaining $683 remains unchanged at $4 US per share.

     In June 2001, the Company and General Electric Investment Private Placement Partners II ("GEIPPPII") agreed to renegotiate the terms on $10,000 US of convertible subordinated notes and debentures held by GEIPPPII. As part of the renegotiation, the Company issued 2,600,000 shares in payment of accrued interest, reduction of future interest rate and issued the following notes.

          o $5,000 US of the restated and amended senior secured convertible 6% notes (the "senior notes"); and

          o $5,000 US of the restated and amended junior secured convertible 6% notes (the "junior notes"), in exchange for the securities to be surrendered by GEIPPII.

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

          (iii)On or after September 1, 2004, $1,250 US of the junior notes would convert into common shares at a conversion price of one dollar and fifty cents ($1.50 US) per share (833,333 shares); and

          (iv) On or after September 1, 2005, $1,250 US of the junior notes would convert into common shares at a conversion price of one dollar and seventy-five cents ($1.75 US) per share (714,286 shares);

     Conversion is subject only to the Company's meeting certain minimum tests of EBITDA during each twelve month period ended each June 30, preceding each such conversion date. The EBITDA targets for mandatory conversion are fixed as follows:

     -----------------------------------------------------------------------
     12 Month Period                Conversion Date                  EBITDA
     -----------------------------------------------------------------------
      June 30, 2002                September 1, 2002                US$3,000
      June 30, 2003                September 1, 2003                   3,750
      June 30, 2004                September 1, 2004                   4,500
      June 30, 2005                September 1, 2005                   5,000
     -----------------------------------------------------------------------

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

7.   STOCK BASED COMPENSATION

     The Company applies the Intrinsic Method in accounting for its stock options granted to employees. Accordingly, compensation expense of $Nil was recognized as wage expense for the 400,000 stock options granted to employees during the period ended March 30, 2003 (March 31, 2002 - $Nil). Had compensation expense been determined as provided using the Fair Value Method, the pro-forma effect on the Company's net income and per share amounts would have been as follows:

     --------------------------------------------------------------------------
     Net Income, as reported                                           $382,000
     Net Income, pro-forma                                             $340,677
     Net Income per share, as reported                                 $   0.07
     Net Income per share, pro-forma                                   $   0.06
     --------------------------------------------------------------------------

     The Fair Value Method applies the Black-Scholes option-pricing model, using the following weighted average assumptions:

     --------------------------------------------------------------------------
     Expected life (years)                                                   5
     Interest rate                                                        2.50%
     Volatility                                                          83.81%
     Dividend yield                                                       0.00%
     --------------------------------------------------------------------------

8.   GOODWILL AND INTANGIBLE ASSETS

     Effective January 2002, the Company adopted the new recommendations of the CICA in accounting for goodwill and other intangible assets. This recommendation includes requirements to test goodwill and indefinite lived intangible assets annually for impairment rather than amortization. The impact of this recommendation on the Company's operations is nil for the thirteen weeks ended March 30, 2003.

9.   FOREIGN EXCHANGE

     Effective January 2002, the Company adopted the new CICA Handbook recommendation in accounting for foreign currency translation whereby unrealized gains and losses are recorded as income or expensed in the period incurred.

10.  JOINT VENTURE

     In 2002 the Company signed a joint venture agreement to open an Elephant & Castle restaurant in a new Club Quarters hotel in San Francisco. This restaurant opened for business on 28 March, 2003.

     Neither the Company, nor its joint venture partner, has unilateral control over major strategic, investing and financing decisions. Accordingly, the Company will account for this operation as a joint venture and use the proportionate method of consolidation.

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

ITEM 2 - CHANGES IN SECURITIES

     None

                          ELEPHANT & CASTLE GROUP INC.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     None

     REPORTS ON FORM 8-K

     None

                          ELEPHANT & CASTLE GROUP INC.
                                QUARTERLY REPORT
                       THIRTEEN WEEKS ENDED MARCH 30, 2003
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 30, 2003 (UNAUDITED) VS. THIRTEEN WEEKS ENDED MARCH 31, 2002 (UNAUDITED)

NET INCOME

For the thirteen weeks ended March 30, 2003, the Company's net profit before income taxes was CDN $441 compared to a net loss of CDN ($140) for the corresponding period in 2002. Earnings per share for the current period were CDN $0.07 compared to a loss per share of CDN ($0.03) in 2002. The average number of shares outstanding decreased from 5,169,604 in 2002 to 5,144,604 for the current period.

SALES

Overall, sales decreased 9.8% during the thirteen weeks ended March 30, 2003 to CDN $9,363 from CDN $10,376 for the comparable period in 2002. The 2002 figure included sales for one Elephant & Castle location that was closed in October 2002 and sales for the Alamo Steakhouse and Grill location that was closed on January 5, 2003.

For the twelve Canadian locations fully open throughout both periods, sales for the thirteen weeks ended March 30, 2003 totaled CDN $4,762 compared with CDN $4,626 compared to the thirteen weeks ended March 31, 2002, an increase of 2.9% on a same store basis.

For the five US locations open throughout both periods, sales for the 2003 period were US $2,845 compared with US $2,823 for the 2002 period, an increase of 0.4% on a same store basis.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 26.9% compared to 28.0% for the thirteen weeks ended March 31, 2002. This reflects improvements in procurement management for both Canada and the US, and the benefit of closing two underperforming stores.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased to 31.7% of sales, compared to 33.2% for the thirteen weeks ended March 31, 2002. This reduction reflects the closure of two under performing stores, and efficiency improvements in Canadian stores, offset by rising payroll benefit costs in the US.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses decreased as a percentage of sales to 25.4%, compared to 25.7% for the thirteen weeks ended March 31, 2002. Upwards pressure on insurance costs was offset by the benefit of closing two underperforming stores.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs decreased to 5.3% of sales for the current period from 5.5% last year.

INCOME FROM RESTAURANT OPERATIONS

Income from restaurant operations was CDN $1,003 for the current period, an increase of CDN $217 versus the prior year. As a percentage of sales, income from restaurant operations grew to 10.7% versus 7.6% in the prior year. This improvement reflects the closure of two loss making stores.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased by CDN $133 from 7.1% of sales in 2002 to 9.2% in the current period. The Company has strengthened its operations, food development, human resources and finance/systems functions to provide better support for its existing restaurant operations and to support planned growth.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt rose to CDN $254 in 2003 compared to CDN $246 in 2002. The 2002 interest figure has been restated to split out a CDN $51 gain on foreign exchange which was previously shown as a reduction in interest on long-term debt (see below).

GAIN (LOSS) ON FOREIGN EXCHANGE

There was a gain of CDN $556 on foreign exchange resulting from a strengthening of the Canadian dollar relative to the US dollar during this quarter which impacts primarily the US dollar denominated debt. The equivalent figure for the thirteen weeks ended March 31, 2002, was a gain of CDN $51.

INCOME (LOSS) BEFORE TAXES

The Company recorded a profit before income taxes of CDN $441 for the 2003 period compared to a loss of CDN ($140) for the corresponding 2002 period. The improvement of CDN $581 includes CDN $505 attributed to a gain on foreign exchange.

INCOME TAXES

The current quarter tax charge of CDN $59 represents estimated State taxes paid by US operations. The Company has sufficient capital and non-capital loss carry forwards in both the US and Canada, and has therefore made no provision for Federal income taxes in either country.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow for the thirteen week period ended March 30, 2003 was CDN $409 compared to CDN $445 for the thirteen week period ended March 31, 2002. Changes in non-cash working capital items, provided a cash inflow of CDN $96 compared to an outflow of CDN $359 in the same period last year. Capital expenditures and pre-opening costs, mainly associated with the opening of the new store in San Francisco, required CDN $497 compared to CDN $457 in the comparable period of 2002. Repayment of capital leases was CDN $28 in 2003 compared to CDN $18 in 2001. Debt repayments on the Senior Notes were CDN $226 compared to $198 in the prior period. Resulting net use of funds of CDN ($246) in the current period, compared to a net use of funds of CDN ($587) a year ago.

The Company's cash balance as of March 30, 2003 was CDN $424 compared to CDN $464 on March 31, 2002. The Company's current growth strategy is to focus on strengthening the profitability of existing operations and leveraging the brand's strength through franchising and through managed joint venture store growth to the extent deliverable through internally generated cash flow. It is likely that internally generated cash flows will be fully utilized to meet scheduled debt repayments over the next 12 months, so growth plans are accordingly restricted.

On initial recognition, the Company presented the Junior Notes issued to GEIPPPII in June 2001 (see Financial Statements note 6), as an equity instrument as management believed the Company would meet the EBITDA requirements for mandatory conversion to common shares. In accordance with Canadian generally accepted accounting principles, once initial recognition is made, such determination should not be changed until the triggering event has or has not occurred. Therefore, if the Company does not reach the required EBITDA, and if the instruments are not otherwise amended, the notes will be reclassified as a debt instrument at such time when the conversion feature is no longer available to the Company.

The Company did not meet the EBITDA target for the 12 months ended June 30, 2002 required for mandatory conversion of the first tranche of Junior Notes at the first opportunity at September 29, 2002. It did, however, achieve 67% of the target, and therefore would still be able to convert both the first and second tranche of junior notes into equity, if the Company were to meet 100% of its EBITDA target for the twelve months ending June 30, 2003. Achievement of 80% of EBITDA target for the twelve months ending June 30, 2003 would allow the Company to convert two thirds of the second tranche of junior notes into equity, but the Company would lose the ability to convert any of the first tranche.

Reflecting the effects of September 11, 2001, and the continuing uncertain political and economic environment, the company's forecast for the 12 months ending June 30, 2003 is slightly below 67% of the EBITDA requirements for conversion at that date. Should the Company not reach the 67% mark of the June 30, 2003 EBITDA requirements, the Company will reclassify the first two tranches totalling US$2,500 as debt. For accounting purposes, this will represent a change in estimate and as such, interest from the reclassified notes will be recorded as interest on a prospective basis.

Interest payments on the junior notes in the amount of 6% per annum shall be payable in arrears on the earlier of conversion or maturity. The Company shall have the option to pay up to one-half of the interest, in common shares upon each conversion date. The interest payment shares will be valued at US $0.40.

The junior notes are considered a compound instrument and have been included in the financial statements as part of other paid-in capital. Interest payable with cash has been discounted and included in the consolidated financial statements as other liabilities of $169 as of March 30, 2003.

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

     (ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date April 30, 2003                    /s/ Richard Bryant
     --------------                    -------------------------------------
                                       Richard Bryant, President & C.E.O.

Date April 30, 2003                    /s/ Roger Sexton
     --------------                    --------------------------------------
                                       Roger Sexton, Chief Accounting Officer