Form 10-Q
period 2003-06-29
ELEPHANT & CASTLE GROUP INC
filed 2003-08-12
CIK 899849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003
                               -------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to _______________________

Commission file number 33-60612
                       --------

                         ELEPHANT & CASTLE GROUP INC.
------------------------------------------------------------------------------
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

(Issuer's telephone number) (604) 684-6451
                            --------------

------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

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

Common Shares at June 29, 2003: 5,159,604
                                ---------

                       ELEPHANT & CASTLE GROUP INC.
                       CONSOLIDATED BALANCE SHEETS
                            CANADIAN DOLLARS
                        (IN THOUSANDS OF DOLLARS)
                               (UNAUDITED)

                                                      June 29,        December 29,
                                                        2003              2002
                                                     ----------       ------------
                                                                        (audited)
ASSETS
Current
   Cash                                               $     207        $     670
   Accounts Receivable                                      466              319
   Inventory                                                390              475
   Deposits and Prepaid Expenses                            175              529
   Pre-Opening Costs                                        194                0
                                                     ----------        ---------
                                                          1,432            1,993

Fixed Assets                                              9,921           10,596
Future Income Tax Benefits                                3,513            3,513
Other Assets                                                522              704
                                                     ----------        ---------
                                                     $   15,388        $  16,806
                                                     ----------        ---------
                                                     ----------        ---------

LIABILITIES
Current
   Accounts Payable and Accrued Liabilities          $    4,864        $   5,437
   Current Portion of Long-Term Debt                      1,904            1,058
                                                     ----------        ---------
                                                          6,768            6,495

Long-Term Debt                                            4,589            7,013
Other Liabilities                                           115              223
                                                     ----------        ---------
                                                         11,472           13,731
                                                     ----------        ---------

SHAREHOLDERS' EQUITY
Capital Stock                                            17,817           17,811
Other Paid-In Capital                                     7,790            7,547
Deficit                                                 (21,691)         (22,283)
                                                     ----------        ---------
                                                          3,916            3,075
                                                     ----------        ---------
                                                     $   15,388        $  16,806
                                                     ----------        ---------
                                                     ----------        ---------

                   See notes to consolidated financial statements

                           ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 CANADIAN DOLLARS
              (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME PER SHARE)
                                   (UNAUDITED)

                                                                 Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                               ------------------------           ------------------------
                                                               June 29,        June 30,            June 29,       June 30,
                                                                 2003            2002                2003          2002
                                                               ---------      ---------           ---------      ---------
SALES                                                          $   9,471      $  10,517           $  18,835      $  20,893
                                                               ---------      ---------           ---------      ---------
RESTAURANT EXPENSES
   Food and Beverage Costs                                         2,545          2,958               5,065          5,867
   Restaurant Operating Expenses
       Labour                                                      3,026          3,350               5,994          6,795
       Occupancy and Other                                         2,375          2,550               4,754          5,219
   Depreciation and Amortization                                     494            497                 987          1,064
                                                               ---------      ---------           ---------      ---------
                                                                   8,440          9,355              16,800         18,945
                                                               ---------      ---------           ---------      ---------

INCOME FROM RESTAURANT OPERATIONS                                  1,031          1,162               2,035          1,948

GENERAL AND ADMINISTRATIVE EXPENSES                                  919            902               1,784          1,633

(GAIN)/LOSS ON FOREIGN EXCHANGE                                     (607)          (430)             (1,163)          (496)

INTEREST ON LONG-TERM DEBT                                           242            232                 497            493
                                                               ---------      ---------           ---------      ---------

INCOME BEFORE INCOME TAXES                                           477            458                 917            318

INCOME TAXES                                                          24              0                  82              0
                                                               ---------      ---------           ---------      ---------
NET INCOME FOR THE PERIOD                                      $     453      $     458           $     835      $     318
                                                               ---------      ---------           ---------      ---------
                                                               ---------      ---------           ---------      ---------

Weighted average number of shares outstanding:  Basic          5,159,604      5,169,604           5,152,104      5,169,604
                                                Diluted        6,612,354      6,222,354           6,604,854      6,222,354

Earnings per share:                             Basic              $0.09          $0.09               $0.16          $0.06
                                                Diluted            $0.07          $0.07               $0.13          $0.05

                   See notes to consolidated financial statements

                         ELEPHANT & CASTLE GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             CANADIAN DOLLARS
                         (IN THOUSANDS OF DOLLARS)
                               (UNAUDITED)

                                                           Twenty-Six Weeks Ended
                                                          ------------------------
                                                          June 29,        June 30,
                                                           2003             2002
                                                          --------        --------
OPERATING ACTIVITIES
NET INCOME                                                 $ 835           $  318
   Add: Items not involving cash                             118              644
                                                           -----           ------
                                                             953              962
                                                           -----           ------

CHANGES IN NON-CASH WORKING CAPITAL
   Accounts Receivable                                      (146)              86
   Inventory                                                  85               19
   Deposits and Prepaid Expenses                             354              297
   Accounts Payable and Accrued Liabilities                 (573)            (610)
                                                           -----           ------
                                                            (280)            (208)
                                                           -----           ------
                                                             673              754
                                                           -----           ------

INVESTING ACTIVITIES
   Acquisition of Fixed Assets                              (386)            (936)
   Acquisition of Other Assets, including
       pre-opening costs                                    (256)               0
                                                           -----           ------
                                                            (642)            (936)
                                                           -----           ------

FINANCING ACTIVITIES
   Proceeds from Capital Leases                                0               54
   Repayment of Capital Leases                               (58)               0
   Repayment of Long-Term Debt                              (436)            (398)
                                                           -----           ------
                                                            (494)            (344)
                                                           -----           ------

(DECREASE) IN CASH DURING PERIOD                            (463)            (526)

CASH AT BEGINNING OF PERIOD                                  670            1,051
                                                           -----           ------

CASH AT END OF PERIOD                                      $ 207           $  525
                                                           -----           ------
                                                           -----           ------

                   See notes to consolidated financial statements

                       ELEPHANT & CASTLE GROUP INC.
         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            CANADIAN DOLLARS
                       (IN THOUSANDS OF DOLLARS)
                             (UNAUDITED)

                                                Twenty-Six Weeks Ended
                                              ---------------------------
                                              June 29,           June 30,
                                               2003                2002
                                              --------           --------
Balance at Beginning of Period                 $3,075             $5,397
   Net income                                     835                318
   Shares issued (Directors' Fees)                  6                  0
                                               ------             ------
Balance at End of Period                       $3,916             $5,715
                                               ------             ------
                                               ------             ------

                   See notes to consolidated financial statements

                       ELEPHANT & CASTLE GROUP INC.
                       NOTES TO FINANCIAL STATEMENTS
            TWENTY-SIX WEEKS ENDED JUNE 29, 2003 AND JUNE 30, 2002
                             CANADIAN DOLLARS
        (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                               (UNAUDITED)

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

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 29, 2003 and the consolidated results of operations, the consolidated statement of shareholders' equity and cash flow for the twenty-six weeks then ended. The results of operations for the interim period are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

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

     The comparative financial statements for 2002 also include the results of operations for the Company's location at the British Columbia Institute of Technology ("BCIT"), near Vancouver, which closed on June 15, 2003. Revenues and expenses up to the date of closure are included in the 2003 statements.

3.   JOINT VENTURE

     In 2002 the Company signed a joint venture agreement to open an Elephant & Castle restaurant in a new Club Quarters hotel in San Francisco. This restaurant opened for business on 28 March, 2003.

     Neither the Company, nor its joint venture partner, has unilateral control over major strategic, investing and financing decisions. Accordingly, the Company accounts for this operation as a joint venture and uses the proportionate method of consolidation. Proportionate revenues and costs are included in the 2003 financial statements.

4.   COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform to the current period's presentation.

5.   FRANCHISES

     Royalties receivable from franchised locations are included in sales.

6.   LONG-TERM DEBT RENEGOTIATION

     In December 2000 the Company reached an agreement with the holders of its 8% notes whereby $1,583 US ($2,374 CDN.) was converted into 791,250 shares. During 2001, $1,000 US was renegotiated and included in the $10,000 US of convertible subordinated notes (see below). The conversion rate on the remaining $683 remains unchanged at $4 US per share.

     In June 2001, the Company and General Electric Investment Private Placement Partners II ("GEIPPPII") agreed to renegotiate the terms on $10,000 US of convertible subordinated notes and debentures held by GEIPPPII. As part of the renegotiation, the Company issued 2,600,000 shares in payment of accrued interest to June 1, 2001 and for reduction of future interest rate from the previously stated rate of 8% to 6% thereafter, and issued the following notes.

           o $5,000 US of the restated and amended senior secured convertible 6% notes (the "senior notes"); and

           o $5,000 US of the restated and amended junior secured convertible 6% notes (the "junior notes"), in exchange for the securities to be surrendered by GEIPPPII.

     Both the senior notes and the junior notes shall be convertible into shares of the Company's common shares at any time at the holder's option. However the junior notes are mandatorily convertible into common shares, subject to certain targeted performance requirements to be measured by the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") as follows:

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

     Conversion was to be subject only to the Company's meeting certain minimum tests of EBITDA during each twelve month period ended each June 30, preceding each such conversion date. The EBITDA targets for mandatory conversion were originally fixed as follows:

           12 Month Period        Conversion Date          EBITDA
           ---------------       -----------------        ---------
            June 30, 2002        September 1, 2002        US $3,000
            June 30, 2003        September 1, 2003            3,750
            June 30, 2004        September 1, 2004            4,500
            June 30, 2005        September 1, 2005            5,000

     For the twelve month period ended June 30, 2002, the Company did not achieve the above EBITDA target. It did, however, achieve 67% of the target, and therefore would still have been able to convert both the first and second tranche of junior notes into equity, if the Company had met 100% of its EBITDA target for the twelve months ending June 30, 2003. Achievement of 80% of EBITDA target for the twelve months ending June 30, 2003 would have allowed the Company to convert two thirds of the second tranche of junior notes into equity, but the Company would have lost the ability to convert any of the first tranche.

     For the twelve month period ended June 29, 2003, the Company achieved less than 67% of the original EBITDA target. Under the terms of the original agreement, this would have required the Company to reclassify the first two tranches as a debt instrument.

     The Company has, however, reached an agreement with GEIPPPII to modify the terms of the junior notes, such that the test for mandatory conversion of all four tranches is dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the junior notes is required at this time. The agreed amended EBITDA targets for the four tranches are now respectively as follows:

           12 Month Period        Conversion Date          EBITDA
           ---------------       -----------------        ---------
             June 30, 2005       September 1, 2005        US $3,000
             June 30, 2005       September 1, 2005            3,750
             June 30, 2005       September 1, 2005            4,500
             June 30, 2005       September 1, 2005            5,000

7.   STOCK BASED COMPENSATION

     The Company applies the Intrinsic Method in accounting for its stock options granted to employees. Accordingly, compensation expense of $Nil was recognized as wage expense for the 400,000 stock options granted to employees during the period ended June 29, 2003 (June 30, 2002 - $Nil). Had compensation expense been determined as provided using the Fair Value Method, the pro-forma effect on the Company's net income and per share amounts would have been as follows:

           Net Income, as reported                  $ 835
           Net Income, pro-forma                    $ 788
           Net Income per share, as reported        $0.16
           Net Income per share, pro-forma          $0.15

     The Fair Value Method applies the Black-Scholes option-pricing model, using the following weighted average assumptions:

           Expected life (years)                        5
           Interest rate                             2.50%
           Volatility                               83.81%
           Dividend yield                            0.00%

8.   GOODWILL AND INTANGIBLE ASSETS

     Effective January 2002, the Company adopted the new recommendations of the CICA in accounting for goodwill and other intangible assets. This recommendation includes requirements to test goodwill and indefinite lived intangible assets annually for impairment rather than amortization. The impact of this recommendation on the Company's operations is $nil for the twenty-six weeks ended June 29, 2003.

9.   FOREIGN EXCHANGE

     Effective January 2002, the Company adopted the new CICA Handbook recommendation in accounting for foreign currency translation whereby unrealized gains and losses are recorded as income or expense in the period incurred.

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and US earnings is as follows (the reader is referred to the Company's Form 10-K for the Year Ended December 29, 2002, as filed with the Securities and Exchange Commission):

                                                             Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                           ------------------------      ------------------------
                                                            June 29,       June 30,       June 29,       June 30,
                                                              2003           2002           2003           2002
                                                           ---------      ---------      ---------      ---------
Net Income - Canada                                        $     453      $     458      $     835      $     318

Adjustments:
   Amortization of leasehold
       improvement costs                                         (11)           (15)            (8)           (30)
   Pre-opening costs                                              15             41           (194)            55
   Dividends on paid-in capital                                 (122)          (122)          (244)          (258)
   Unrealized foreign exchange gain(loss),
   income statement item for Canadian GAAP
   comprehensive income item for US GAAP                        (607)          (430)        (1,163)          (496)
                                                           ---------      ---------      ---------      ---------
Net Income/(Loss) - United States                               (272)           (68)          (774)          (411)
Comprehensive income adjustment                                  607            430          1,163            496
                                                           ---------      ---------      ---------      ---------
Comprehensive income (loss) US GAAP                        $     335      $     362      $     389      $      85
                                                           ---------      ---------      ---------      ---------
                                                           ---------      ---------      ---------      ---------

Net Income/(Loss) per Common Share

Canada                                        Basic        $    0.09      $    0.09      $    0.16      $    0.06
                                              Diluted      $    0.07      $    0.07      $    0.13      $    0.05

United States                                 Basic        $   (0.05)     $   (0.01)     $   (0.15)     $   (0.08)

Weighted Average Number of Common
Shares Outstanding:                           Basic        5,159,604      5,169,604      5,152,104      5,169,604
                                              Diluted      6,612,354      6,222,354      6,604,854      6,222,354

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

     In 1989 and 1990, the Canadian subsidiary received notices of assessment from Canadian Customs and Revenue Agency and the Ontario Ministry of Revenue regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The reassessment has been under appeal since 1989. Including interest and penalties, the assessment demand totaled $1,118,000. The Company has contested the total amount owed, and made a provision of $585,000 against the dispute. The difference between the Company's reserve and the tax assessment relates specifically to a partial settlement in the Company's favour from 2001 which the Company believes was not reflected in the assessment demand. Canadian Customs and Revenue Agency have been unable to produce adequate paperwork in support of their full claim. In June 2003, based on conversations with the CCRA, the Company made a payment of $95,000 "in full and final settlement" of the Federal portion of the amount demanded. The Company is awaiting written confirmation from the CCRA that there is nothing further outstanding. The Company still owes $84,000 to the Province of Ontario, and has agreed to pay this amount by monthly installments.

     On October 14, 2002 the Company closed its unsuccessful Elephant & Castle restaurant located in Bellingham, WA. The lease of this location was due to expire in 2005. The company has reached an agreement with the landlord to terminate the lease early in exchange for the surrender of substantially all of the assets at that location, and the payment of US$157,500 compensation for loss of rent. Provision for the disposal of assets, payment for loss of rent and other closing costs was made, resulting in a charge to earnings of CDN $425,000 in 2002. This provision will fully cover the agreed compensation.

                       ELEPHANT & CASTLE GROUP INC.

Item 2 - Changes in Securities

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of matters to a vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         EXHIBITS

         None

         REPORTS ON FORM 8-K

         None

                     ELEPHANT & CASTLE GROUP INC.
                           QUARTERLY REPORT
           THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 29, 2003
     (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 29, 2003 (UNAUDITED) VS. THIRTEEN WEEKS ENDED JUNE 30, 2002 (UNAUDITED)

NET INCOME

For the thirteen weeks ended June 29, 2003, the Company's net income before income taxes was CDN $477 compared to a net income before income taxes of CDN $458 for the corresponding period in 2002. Earnings per share for the current period were CDN $0.09 unchanged from CDN $0.09 in 2002. The average number of shares outstanding fell from 5,169,604 in 2002 to 5,159,604 for the current period.

SALES

Overall, sales decreased 9.9% during the thirteen weeks ended June 29, 2003 to CDN $9,471 from CDN $10,517 for the comparable period in 2002. The 2002 figure included sales for one Elephant & Castle location that was closed in October 2002 and sales for the Alamo Steakhouse and Grill location that was closed on January 5, 2003. 2002 figures also include sales for the British Columbia Institute of Technology ("BCIT") location, near Vancouver, which closed on June 15, 2003. Sales to June 15, 2003 are included in the 2003 figures.

For comparable Canadian locations open during both periods, sales for the thirteen weeks ended June 29, 2003 totaled CDN $4,746 compared with CDN $4,916 for the thirteen weeks ended June 30, 2002, a decrease of 3.4% on a same store basis. The two restaurants located in Toronto were adversely affected by the SARS outbreak, and accounted for CDN $121 of the total CDN $170 same store decline.

For comparable US locations open during both periods, sales for the 2003 period were US $2,959 compared with US $2,965 for the 2002 period, a marginal decrease of US $6 or 0.2% on a same store basis.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 26.9% compared to 28.1% for the thirteen weeks ended June 30, 2002. This reflects improvements in procurement and wastage management for both Canada and the US, the strengthened Canadian dollar which reduced the cost of US imports to Canada, and the benefit of closing two underperforming stores in the US.

LABOUR AND BENEFITS COSTS

Labour and benefits increased to 32.0% of sales, compared to 31.9% for the thirteen weeks ended June 30, 2002. This increase reflects the rising payroll benefit costs in the US and higher than average payroll costs at the new San Francisco restaurant, offset by the closure of two under performing stores.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales to 25.1%, compared to 24.2% for the thirteen weeks ended June 30, 2002. Upwards pressure on insurance costs was partially offset by the benefit of closing two underperforming stores.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 5.2% of sales for the current period from 4.7% last year.

STORE CLOSURE COSTS

On June 15, 2003 the Company closed its "Elephant on Campus" restaurant located at the BCIT, near Vancouver on expiry of the lease. The CDN $87 costs associated with closure were fully absorbed by a surplus on previous closure provisions.

As a result, a net CDN $nil has been recorded for store closure costs in the thirteen weeks ended June 29, 2003.

INCOME FROM RESTAURANT OPERATIONS

Income from restaurant operations was CDN $1,031 for the current period, a decrease of CDN $131 versus the prior year. As a percentage of sales, income from restaurant operations decreased to 10.9% versus 11.0% in the prior year.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased by CDN $17 from 8.6% of sales in 2002 to 9.7% in the current period. The Company has strengthened its operations, food development, human resources and finance/systems functions to provide better support for its existing restaurant operations and to support planned growth.

GAIN ON FOREIGN EXCHANGE

There was a gain of CDN $607 on foreign exchange resulting from a strengthening of the Canadian dollar relative to the US dollar during this quarter which impacts primarily the US dollar denominated debt. The equivalent figure for the thirteen weeks ended June 30, 2002, was a gain of CDN $430.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt rose to CDN $242 in 2003 compared to CDN $232 in 2002.

INCOME BEFORE TAXES

The Company recorded a profit before income taxes of CDN $477 for the 2003 period compared to a profit of CDN $458 for the corresponding 2002 period. The improvement of CDN $19 includes CDN $177 attributed to a gain on foreign exchange.

INCOME TAXES

The current quarter tax charge of CDN $24 represents estimated State taxes paid by US operations. The Company has sufficient capital and non-capital loss carry forwards in both the US and Canada, and has therefore made no provision for Federal income taxes in either country.

TWENTY-SIX WEEKS ENDED JUNE 29, 2003 (UNAUDITED) VS. TWENTY-SIX WEEKS ENDED JUNE 30, 2002 (UNAUDITED)

NET INCOME

For the twenty-six weeks ended June 29, 2003, the Company's net income before income taxes was CDN $917 compared to a net income before income taxes of CDN $318 for the corresponding period in 2002. Earnings per share for the current period were CDN $0.16 compared to CDN $0.06 in 2002. The average number of shares outstanding fell from 5,169,604 in 2002 to 5,152,104 for the current period.

SALES

Overall, sales decreased 9.9% during the twenty-six weeks ended June 29, 2003 to CDN $18,835 from CDN $20,893 for the comparable period in 2002. The 2002 figure included sales for one Elephant & Castle location that was closed in October 2002 and sales for the Alamo Steakhouse and Grill location that was closed on January 5, 2003. 2002 figures also include sales for the British Columbia Institute of Technology ("BCIT") location, near Vancouver, which closed on June 15, 2003. Sales to June 15, 2003 are included in the 2003 figures.

For comparable Canadian locations open during both periods, sales for the twenty-six weeks ended June 29, 2003 totaled CDN $9,168 compared with CDN $9,142 for the twenty-six weeks ended June 30, 2002, an increase of 0.3% on a same store basis.

For comparable US locations open during both periods, sales for the 2003 period were US $5,796 compared with US $5,799 for the 2002 period, a marginal decrease of US $3 or 0.0% on a same store basis.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 26.9% compared to 28.1% for the twenty-six weeks ended June 30, 2002. This reflects improvements in procurement and wastage management for both Canada and the US, the strengthened Canadian dollar which reduced the cost of US imports to Canada, and the benefit of closing two underperforming stores in the US.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased to 31.8% of sales, compared to 32.5% for the twenty-six weeks ended June 30, 2002. This reduction reflects the closure of two under performing stores, offset by rising payroll benefit costs in the US, and higher than average payroll costs in the new San Francisco restaurant.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales to 25.2%, compared to 25.0% for the twenty-six weeks ended March 31, 2002. Upwards pressure on insurance costs was partially offset by the benefit of closing two underperforming stores.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 5.2% of sales for the current period from 5.1% last year.

STORE CLOSURE COSTS

On June 15, 2003 the Company closed its "Elephant on Campus" restaurant located at the BCIT, near Vancouver on expiry of the lease. The CDN $87 costs associated with closure were fully absorbed by a surplus on previous closure provisions.

As a result, a net CDN $nil has been recorded for store closure costs in the twenty-six weeks ended June 29, 2003.

INCOME FROM RESTAURANT OPERATIONS

Income from restaurant operations was CDN $2,035 for the current period, an increase of CDN $87 versus the prior year. As a percentage of sales, income from restaurant operations grew to 10.8% versus 9.3% in the prior year. This improvement reflects the closure of two loss making stores.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased by CDN $151 from 7.8% of sales in 2002 to 9.5% in the current period. The Company has strengthened its operations, food development, human resources and finance/systems functions to provide better support for its existing restaurant operations and to support planned growth.

GAIN ON FOREIGN EXCHANGE

There was a gain of CDN $1,163 on foreign exchange resulting from a strengthening of the Canadian dollar relative to the US dollar during this quarter which impacts primarily the US dollar denominated debt. The equivalent figure for the twenty-six weeks ended June 30, 2002, was a gain of CDN $496.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt rose to CDN $497 in 2003 compared to CDN $493 in 2002.

INCOME BEFORE TAXES

The Company recorded a profit before income taxes of CDN $917 for the 2003 period compared to a profit of CDN $318 for the corresponding 2002 period. The improvement of CDN $599 includes CDN $667 attributed to a gain on foreign exchange.

INCOME TAXES

The year to date tax charge of CDN $82 represents estimated State taxes paid by US operations. The Company has sufficient capital and non-capital loss carry forwards in both the US and Canada, and has therefore made no provision for Federal income taxes in either country.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow for the twenty-six week period ended June 29, 2003 was CDN $953 compared to CDN $962 for the twenty-six week period ended June 30, 2002. Changes in non-cash working capital items, resulted in a cash outflow of CDN $280 compared to an outflow of CDN $208 in the same period last year. Capital expenditures and pre-opening costs, mainly associated with the opening of the new store in San Francisco, required CDN $642 compared to CDN $936, mainly associated with the refurbishment of the Ottawa store, in the comparable period of 2002. Repayment of capital leases was CDN $58 in 2003. Debt repayments on the Senior Notes were CDN $436 compared to $398 in the prior period. Resulting net use of funds of CDN ($463) in the current period, compared to a net use of funds of CDN ($526) a year ago.

The Company's cash balance as of June 29, 2003 was CDN $207 compared to CDN $525 on June 30, 2002. The Company is currently in discussions with the holders of its subordinated notes in an attempt to vary the timing of scheduled debt repayments due at the end of 2003. If these discussions are unsuccessful, and given the Company's current cash flow projections, the Company would be unable to meet its scheduled debt repayments when due. The Company's current business strategy is to focus on strengthening the profitability of existing operations and leveraging the brand's strength through franchising and through managed joint venture store growth to the extent deliverable through internally generated cash flow. Internally generated cash flows will be fully utilized to meet debt repayments and limited essential capital renovations over the next 12 months, so growth plans are accordingly restricted.

On initial recognition, the Company presented the Junior Notes issued to GEIPPPII in June 2001 (see Financial Statements note 6), as an equity instrument as management believed the Company would meet the EBITDA requirements for mandatory conversion to common shares. In accordance with Canadian generally accepted accounting principles, once initial recognition is made, such determination should not be changed until the triggering event has or has not occurred. Therefore, if the Company did not reach the required EBITDA, and if the instruments were not otherwise amended, the notes would be reclassified as a debt instrument at such time when the conversion feature were no longer available to the Company.

The Company has reached an agreement with GEIPPPII to modify the terms of the junior notes, such that the test for mandatory conversion of all four tranches is dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the junior notes is required at this time.

Interest payments on the junior notes in the amount of 6% per annum shall be payable in arrears on the earlier of conversion or maturity. The Company shall have the option to pay up to one-half of the interest, in common shares upon each conversion date. The interest payment shares will be valued at US $0.40 each.

The junior notes are considered a compound instrument and have been included in the consolidated financial statements as part of other paid-in capital. Interest payable with cash has been discounted and included in the consolidated financial statements as other liabilities of $115 as of June 29, 2003.

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

     (ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.


Date August 12, 2003                    /s/ Richard Bryant
     ---------------                    ----------------------------------
                                        Richard Bryant, President & C.E.O.

Date August 12, 2003                    /s/ Roger Sexton
     ---------------                    --------------------------------------
                                        Roger Sexton, Chief Accounting Officer