Form 10-Q
period 2003-09-28
ELEPHANT & CASTLE GROUP INC
filed 2003-11-07
CIK 899849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 28, 2003
                                -------------------------------------

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to
                               -------------------    -----------------------
Commission file number   33-60612
                       --------------------

                          ELEPHANT & CASTLE GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        BRITISH COLUMBIA                          NOT APPLICABLE
-------------------------------         ----------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

Suite 1200, 1190 Hornby Street, Vancouver, BC, Canada                 V6Z 2K5
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

(Issuer's telephone number)     (604) 684-6451
                             ------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Common Shares at September 28, 2003: 5,159,604
--------------------------------------------------------------------------------

                          ELEPHANT & CASTLE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                        SEPTEMBER 28,             DECEMBER 29,
                                                            2003                      2002
                                                        -------------             ------------
                                                                                   (AUDITED)
ASSETS
Current
   Cash                                                $       249               $       670
   Accounts Receivable                                         436                       319
   Inventory                                                   359                       475
   Deposits and Prepaid Expenses                               337                       529
   Pre-Opening Costs                                           166                         0
                                                        -------------             ------------
                                                             1,547                     1,993

Fixed Assets                                                 9,395                    10,596
Future Income Tax Benefits                                   3,513                     3,513
Other Assets                                                   465                       704
                                                        -------------             ------------
                                                      $     14,920              $     16,806
                                                        -------------             ------------
                                                        -------------             ------------
LIABILITIES
Current
   Accounts Payable and Accrued Liabilities           $      5,018              $      5,437
   Current Portion of Long-Term Debt                         1,960                     1,058
                                                        -------------             ------------
                                                             6,978                     6,495

Long-Term Debt                                               4,392                     7,013
Other Liabilities                                               62                       223
                                                        -------------             ------------
                                                            11,432                    13,731
                                                        -------------             ------------
SHAREHOLDERS' EQUITY
Capital Stock                                               17,817                    17,811
Other Paid-In Capital                                        7,912                     7,547
Deficit                                                    (22,241)                  (22,283)
                                                        -------------             ------------
                                                             3,488                     3,075
                                                        -------------             ------------

                                                      $     14,920              $     16,806
                                                        -------------             ------------
                                                        -------------             ------------

             See notes to consolidated financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                CANADIAN DOLLARS
             (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME PER SHARE)
                                   (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                                                --------------------                  -----------------------
                                                             SEPTEMBER 28,       SEPTEMBER 29,     SEPTEMBER 28,      SEPTEMBER 29,
                                                                 2003                2002              2003               2002
                                                             -------------       -------------     -------------      -------------
SALES                                                         $    9,181          $   10,842         $   28,016        $   31,735
                                                             -------------       -------------     -------------      -------------
RESTAURANT EXPENSES
  Food and Beverage Costs                                          2,479               3,029              7,544             8,896
  Restaurant Operating Expenses
    Labour                                                         2,939               3,697              8,933            10,492
    Occupancy and Other                                            2,414               2,470              7,168             7,689
  Depreciation and Amortization                                      590                 546              1,577             1,610
                                                             -------------       -------------     -------------      -------------
                                                                   8,422               9,742             25,222            28,687
                                                             -------------       -------------     -------------      -------------

INCOME FROM RESTAURANT OPERATIONS                                    759               1,100              2,794             3,048

GENERAL AND ADMINISTRATIVE EXPENSES                                  869                 893              2,653             2,526
(GAIN)/LOSS ON FOREIGN EXCHANGE                                       23                 388             (1,140)             (108)
INTEREST ON LONG-TERM DEBT                                           225                 241                722               734
                                                             -------------       -------------     -------------      -------------
INCOME/(LOSS) BEFORE INCOME TAXES                                   (358)               (422)               559              (104)
INCOME TAXES                                                          70                   0                152                 0
                                                             -------------       -------------     -------------      -------------
NET INCOME/(LOSS) FOR THE PERIOD                             $      (428)         $     (422)          $    407       $      (104)
                                                             -------------       -------------     -------------      -------------
                                                             -------------       -------------     -------------      -------------

Weighted average number of shares outstanding:   Basic         5,159,604           5,169,604          5,154,604         5,169,604
                                                 Diluted       6,612,354           6,222,354          6,607,354         6,222,354

Earnings/(Loss) per share :                      Basic           ($0.08)             ($0.08)              $0.08           ($0.02)
                                                 Diluted                                                  $0.06

       See notes to consolidated financial statements

                          ELEPHANT & CASTLE GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                CANADIAN DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                       THIRTY-NINE WEEKS ENDED
                                                                       -----------------------
                                                              SEPTEMBER 28,                SEPTEMBER 29,
                                                                  2003                         2002
                                                             ---------------              --------------

Balance at Beginning of Period                               $      3,075                 $      5,397
   Net income                                                         407                         (104)
   Shares issued (Directors' Fees)                                      6                            0
                                                             ---------------              --------------
Balance at End of Period                                     $      3,488                 $      5,293
                                                             ---------------              --------------
                                                             ---------------              --------------

       See notes to consolidated financial statements

                          ELEPHANT & CASTLE GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                CANADIAN DOLLARS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                            THIRTY-NINE WEEKS ENDED
                                                                            -----------------------
                                                                    SEPTEMBER 28,              SEPTEMBER 29,
                                                                        2003                       2002
                                                                   ---------------            ---------------
OPERATING ACTIVITIES
NET INCOME/(LOSS)                                                  $       407                 $        (104)
   Add: Items not involving cash                                           735                         1,588
                                                                   ---------------            ---------------
                                                                         1,142                         1,484
                                                                   ---------------            ---------------
CHANGES IN NON-CASH WORKING CAPITAL
      Accounts Receivable                                                 (116)                           76
      Inventory                                                            116                            86
      Deposits and Prepaid Expenses                                        192                           145
      Accounts Payable and Accrued Liabilities                            (419)                         (431)
                                                                   ---------------            ---------------
                                                                          (227)                         (124)
                                                                   ---------------            ---------------
                                                                           915                         1,360
                                                                   ---------------            ---------------
INVESTING ACTIVITIES
   Acquisition of Fixed Assets                                            (361)                       (1,140)
   Acquisition of Other Assets, including pre-opening costs               (259)                            0
                                                                   ---------------            ---------------
                                                                          (620)                       (1,140)
                                                                   ---------------            ---------------
FINANCING ACTIVITIES
   Proceeds from Capital Leases                                              0                            58
   Repayment of Capital Leases                                             (73)                          (65)
   Repayment of Long-Term Debt                                            (643)                         (593)
                                                                   ---------------            ---------------
                                                                          (716)                         (600)
                                                                   ---------------            ---------------

(DECREASE) IN CASH DURING PERIOD                                          (421)                         (380)

CASH AT BEGINNING OF PERIOD                                                670                         1,051
                                                                   ---------------            ---------------

CASH AT END OF PERIOD                                              $       249                   $       671
                                                                   ---------------            ---------------
                                                                   ---------------            ---------------

                 See notes to consolidated financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002
                                CANADIAN DOLLARS
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                   (UNAUDITED)


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

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 28, 2003 and the consolidated results of operations, the consolidated statement of shareholders' equity and cash flow for the thirty-nine weeks then ended. The results of operations for the interim period are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

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

6.   LONG-TERM DEBT RENEGOTIATION

     For the twelve month period ended June 30, 2002, the Company did not achieve the EBITDA target required to convert the first tranche of junior notes into shares. It did, however, achieve 67% of the target, and therefore would still have been able to convert both the first and second tranche of junior notes into equity, if the Company had met 100% of its EBITDA target for the twelve months ending June 30, 2003. Achievement of 80% of EBITDA target for the twelve months ending June 30, 2003 would have allowed the Company to convert two thirds of the second tranche of junior notes into equity, but the Company would have lost the ability to convert any of the first tranche.

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

     The Company has, however, reached an agreement with GEIPPPII to modify the terms of the junior notes, such that the test for mandatory conversion of all four tranches is dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the junior notes is required at this time. The agreed amended EBITDA targets for the four tranches are now respectively as follows:

         ---------------------------------------------------------------------------
                12 Month Period                 Conversion Date              EBITDA
         ---------------------------------------------------------------------------
                  June 30, 2005               September 1, 2005            US$3,000
                  June 30, 2005               September 1, 2005               3,750
                  June 30, 2005               September 1, 2005               4,500
                  June 30, 2005               September 1, 2005               5,000
         ---------------------------------------------------------------------------

7.   STOCK BASED COMPENSATION

     The Company applies the Intrinsic Method in accounting for its stock options granted to employees. Accordingly, compensation expense of $Nil was recognized as wage expense for the 400,000 stock options granted to employees during the period ended September 28, 2003 (September 29, 2002 - $Nil). Had compensation expense been determined as provided using the Fair Value Method, the pro-forma effect on the Company's net income and per share amounts for the thirty-nine weeks ended September 28, 2003 would have been as follows:

         -----------------------------------------------------------------------
         Net Income, as reported                                         $407
         Net Income, pro-forma                                           $355
         Net Income per share, as reported                               $0.08
         Net Income per share, pro-forma                                 $0.07
         Fully Diluted Net Income per share, as reported                 $0.06
         Fully Diluted Net Income per share, pro-forma                   $0.05
         -----------------------------------------------------------------------

     The Fair Value Method applies the Black-Scholes option-pricing model, using the following weighted average assumptions:

         -----------------------------------------------------------------------
         Expected life (years)                                           5
         Interest rate                                                   2.50%
         Volatility                                                      83.81%
         Dividend yield                                                  0.00%
         -----------------------------------------------------------------------

8. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and US earnings is as follows (the reader is referred to the Company's Form 10K for the Year Ended December 29, 2002, as filed with the Securities and Exchange Commission):

                                                              Thirteen weeks ended           Thirty-nine weeks ended
                                                           -------------------------        ------------------------
                                                            Sept 28,       Sept 29,          Sept 28,      Sept 29,
                                                              2003           2002              2003          2002
                                                           -------------------------        ------------------------
Net Income - Canada                                       $   (428)      $   (422)         $    407      $   (104)

Adjustments:
    Amortization of leasehold
        improvement costs                                       (5)           (15)              (13)          (45)
    Pre-opening costs                                           28              -              (166)           55
    Dividends on paid-in capital                              (121)          (117)             (365)         (375)
    Unrealized foreign exchange gain(loss),
        income statement item for Canadian GAAP
        comprehensive income item for US GAAP                   23            388            (1,140)         (108)
                                                           -------------------------        ------------------------
Net Income/(Loss) - United States                             (503)          (166)           (1,277)         (577)
Comprehensive income adjustment                                (23)          (388)            1,140           108
                                                           -------------------------        ------------------------

Comprehensive income (loss) US GAAP                       $   (526)      $   (554)         $   (137)     $   (469)
                                                           -------------------------        ------------------------
                                                           -------------------------        ------------------------

Net Income/(Loss) per Common Share

Canada                     Basic                            ($0.08)        ($0.08)            $0.08        ($0.02)
                           Diluted                                                            $0.06

United States              Basic                            ($0.10)        ($0.03)           ($0.25)       ($0.11)

Weighted Average Number of Common
Shares Outstanding:        Basic                         5,159,604      5,169,604         5,154,604     5,169,604
                           Diluted                       6,612,354      6,222,354         6,607,354     6,222,354

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

     In 1989 and 1990, the Canadian subsidiary received notices of assessment from Canadian Customs and Revenue Agency and the Ontario Ministry of Revenue regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The reassessment has been under appeal since 1989. Including interest and penalties, the assessment demand totaled $1,118,000. The Company has contested the total amount owed, and made a provision of $585,000 against the dispute. The difference between the Company's reserve and the tax assessment relates specifically to a partial settlement in the Company's favour from 2001 which the Company believes was not reflected in the assessment demand. Canadian Customs and Revenue Agency have been unable to produce adequate paperwork in support of their full claim. In June 2003, based on conversations with the CCRA, the Company made a payment of $95,000 "in full and final settlement" of the Federal portion of the amount demanded. The Company has now received written confirmation from the CCRA that there is nothing further outstanding. The Company still owes $54,000 to the Province of Ontario, and has agreed to pay this amount by monthly installments.

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

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         None

         REPORTS ON FORM 8-K

         None

                          ELEPHANT & CASTLE GROUP INC.
                                QUARTERLY REPORT
             THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2003
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2003 (UNAUDITED) VS. THIRTEEN WEEKS ENDED SEPTEMBER 29, 2002 (UNAUDITED)

NET INCOME (LOSS)

For the thirteen weeks ended September 28, 2003, the Company's net loss after income taxes was CDN ($428) compared to a net loss after income taxes of CDN ($422) for the corresponding period in 2002. Losses per share for the current period were CDN ($0.08) unchanged from 2002. The average number of shares outstanding fell from 5,169,604 in 2002 to 5,159,604 for the current period.

SALES

Overall, sales decreased 15.3% during the thirteen weeks ended September 28, 2003 to CDN $9,181 from CDN $10,842 for the comparable period in 2002. This decrease in sales of CDN $1,661 primarily reflects CDN $610 from the conversion of US sales at a lower exchange rate than that used in 2002, and the net impact of new and closed stores. The 2002 figure included sales for one Elephant & Castle location that was closed in October 2002 and sales for the Alamo Steakhouse and Grill location that was closed on January 5, 2003. 2002 figures also include sales for the British Columbia Institute of Technology ("BCIT") location, near Vancouver, which closed on June 15, 2003. 2003 sales include the Company's proportionate share of the San Francisco restaurant which opened on March 28, 2003.

For comparable Canadian locations open during both periods, sales for the thirteen weeks ended September 28, 2003 totaled CDN $4,553 compared with CDN $4,809 for the thirteen weeks ended September 29, 2002, a decrease of 5.3% on a same store basis. The Ottawa location and the two restaurants located in Toronto were adversely affected by the power outage in that area in August, plus the continued long-term impact of SARS and accounted for CDN $216 of the total CDN $256 same store decline.

For comparable US locations open during both periods, sales for the 2003 period were US $3,016 compared with US $2,967 for the 2002 period, an increase of 1.6% on a same store basis. US stores have now achieved same store sales growth in 4 of the last 5 quarters. The second quarter of 2003 was the exception, with a marginal decline of US $6 or 0.2%.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 27.0% compared to 27.9% for the thirteen weeks ended September 29, 2002. This reflects improvements in procurement and wastage management for both Canada and the US, the strengthened Canadian dollar which reduced the cost of produce originating from the US but used in Canadian operations, and the benefit of closing two underperforming stores in the US.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased to 32.0% of sales, compared to 34.1% for the thirteen weeks ended September 29, 2002. The 2002 comparative includes 1% of retroactive employee health and benefit costs which were accounted for in the third quarter of 2002. The remaining decrease reflects the closure of two under performing stores, offset by rising payroll benefit costs in the US and higher than average payroll costs at the new San Francisco restaurant.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales to 26.3%, compared to 22.8% for the thirteen weeks ended September 29, 2002. The 2002 comparative includes the release of 1% of over accrued operating costs. Upwards pressure on insurance costs, property taxes and utility costs were partially offset by the benefit of closing two underperforming stores. In addition, the Company increased its expenditure on repairs and maintenance and local marketing initiatives, particularly in the US.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 6.4% of sales for the current period from 5.0% last year. Depreciation in 2003 includes $46 (0.5%) of pre-opening cost amortization. (2002 = $nil).

INCOME FROM RESTAURANT OPERATIONS

Income from restaurant operations was CDN $759 for the current period, a decrease of CDN $341 versus the prior year. CDN $99 of this decline reflects the conversion of US earnings at a lower exchange rate than that used in 2002. As a percentage of sales, income from restaurant operations decreased to 8.3% versus 10.1% in the prior year.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs decreased by CDN $24 versus the prior year. This represents 9.5% of sales versus 8.2% in 2002. The Company began strengthening its operations, food development, human resources and finance/systems functions during the third quarter of 2002, so 2003 costs now reflect a similar infrastructure to the prior year.

LOSS/GAIN ON FOREIGN EXCHANGE

There was a loss of CDN $23 on foreign exchange resulting from a slight weakening of the Canadian dollar relative to the US dollar during this quarter which impacts primarily the US dollar denominated debt. The equivalent figure for the thirteen weeks ended September 29, 2002, was a loss of CDN $388.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt fell to CDN $225 in 2003 compared to CDN $241 in 2002.

INCOME/(LOSS) BEFORE TAXES

The Company recorded a loss before income taxes of CDN ($358) for the 2003 period compared to a loss of CDN ($422) for the corresponding 2002 period. This represents an improvement of CDN $64, but includes the benefit of CDN $365 attributed to foreign exchange.

INCOME TAXES

The current quarter tax charge of CDN $70 (prior year CDN $nil) represents estimated State taxes paid by US operations. The Company has sufficient capital and non-capital loss carry forwards in both the US and Canada, and has therefore made no provision for Federal income taxes in either country.

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2003 (UNAUDITED) VS. THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002 (UNAUDITED)

NET INCOME (LOSS)

For the thirty-nine weeks ended September 28, 2003, the Company's net income after income taxes was CDN $407 compared to a net loss after income taxes of CDN ($104) for the corresponding period in 2002. Earnings per share for the current period were CDN $0.08 compared to a loss per share of CDN ($0.02) in 2002. The average number of shares outstanding fell from 5,169,604 in 2002 to 5,154,604 for the current period.

SALES

Overall, sales decreased 11.7% during the thirty-nine weeks ended September 28, 2003 to CDN $28,016 from CDN $31,735 for the comparable period in 2002. This decline of CDN $3,719 primarily reflects CDN $1,329 from the conversion of US sales at a lower exchange rate than that used in 2002, and the net impact of new and closed stores. The 2002 figure included sales for one Elephant & Castle location that was closed in October 2002 and sales for the Alamo Steakhouse and Grill location that was closed on January 5, 2003. 2002 figures also include sales for the British Columbia Institute of Technology ("BCIT") location, near Vancouver, which closed on June 15, 2003. Sales for BCIT to June 15, 2003 are included in the 2003 figures. 2003 sales also include the Company's proportionate share of the San Francisco restaurant which opened on March 28, 2003.

For comparable Canadian locations open during both periods, sales for the thirty-nine weeks ended September 28, 2003 totaled CDN $13,720 compared with CDN $13,950 for the thirty-nine weeks ended September 29, 2002, a decrease of 1.6% on a same store basis.

For comparable US locations open during both periods, sales for the 2003 period were US $8,811 compared with US $8,765 for the 2002 period, an increase of 0.5% on a same store basis.

FOOD AND BEVERAGE COSTS

Overall, food and beverage costs, as a percentage of sales, decreased to 26.9% compared to 28.0% for the thirty-nine weeks ended September 29, 2002. This reflects improvements in procurement and wastage management for both Canada and the US, the strengthened Canadian dollar which reduced the cost of produce originating from the US but used in Canadian operations, and the benefit of closing two underperforming stores in the US.

LABOUR AND BENEFITS COSTS

Labour and benefits decreased to 31.9% of sales, compared to 33.1% for the thirty-nine weeks ended September 29, 2002. This reduction reflects the closure of two under performing stores, partially offset by rising payroll benefit costs in the US, and higher than average payroll costs in the new San Francisco restaurant.

OCCUPANCY AND OTHER OPERATING COSTS

Occupancy and other operating expenses increased as a percentage of sales to 25.6%, compared to 24.2% for the thirty-nine weeks ended September 29, 2002. Upwards pressure on insurance costs was partially offset by the benefit of closing two underperforming stores. In addition, the Company increased its expenditure on repairs and maintenance and local marketing initiatives, particularly in the US.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization costs increased to 5.6% of sales for the current period from 5.1% last year. 2003 includes $93 (0.3%) of pre-opening cost amortization. (2002 = $nil).

STORE CLOSURE COSTS

On June 15, 2003 the Company closed its "Elephant on Campus" restaurant located at the BCIT, near Vancouver on expiry of the lease. The CDN $87 costs associated with closure were fully absorbed by a surplus on previous closure provisions.

As a result, a net CDN $nil has been recorded for store closure costs in the Thirty-nine weeks ended September 28, 2003.

INCOME FROM RESTAURANT OPERATIONS

Income from restaurant operations was CDN $2,794 for the current period, a decrease of CDN $254 versus the prior year. CDN $241 of this decline reflects the conversion of US earnings at a lower exchange rate than that used in 2002. As a percentage of sales, income from restaurant operations grew to 10.0% versus 9.6% in the prior year. This improvement reflects the closure of two loss making stores, offset by lower profitability in like for like stores.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs increased by CDN $127 from 8.0% of sales in 2002 to 9.5% in the current period. The Company has strengthened its operations, food development, human resources and finance/systems functions to provide better support for its existing restaurant operations and to support planned growth.

GAIN ON FOREIGN EXCHANGE

There was a gain of CDN $1,140 on foreign exchange resulting from a strengthening of the Canadian dollar relative to the US dollar during this quarter which impacts primarily the US dollar denominated debt. The equivalent figure for the thirty-nine weeks ended September 29, 2002, was a gain of CDN $108.

INTEREST ON LONG-TERM DEBT

Interest on long-term debt fell to CDN $722 in 2003 compared to CDN $734 in 2002.

INCOME (LOSS) BEFORE TAXES

The Company recorded a profit before income taxes of CDN $559 for the 2003 period compared to a loss of CDN ($104) for the corresponding 2002 period. The improvement of CDN $663 includes CDN $1,032 attributed to a gain on foreign exchange.

INCOME TAXES

The year to date tax charge of CDN $152 represents estimated State taxes paid by US operations. The Company has sufficient capital and non-capital loss carry forwards in both the US and Canada, and has therefore made no provision for Federal income taxes in either country.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow for the thirty-nine week period ended September 28, 2003 was CDN $1,142 compared to CDN $1,484 for the thirty-nine week period ended September 29, 2002. Changes in non-cash working capital items, resulted in a cash outflow of CDN $227 compared to an outflow of CDN $124 in the same period last year. Capital expenditures and pre-opening costs, mainly associated with the opening of the new store in San Francisco, required CDN $620 compared to CDN $1,140, mainly associated with the refurbishment of the Ottawa store, in the comparable period of 2002. Repayment of capital leases was CDN $73 in 2003, compared to a net CDN $7. Debt repayments on the Senior Notes were CDN $643 compared to $593 in the prior period. Resulting net use of funds of CDN ($421) in the current period, compared to a net use of funds of CDN ($380) a year ago.

The Company's cash balance as of September 28, 2003 was CDN $249 compared to CDN $671 on September 29, 2002. The Company is in advanced discussions with the holders of its convertible subordinated notes with the objective of varying the timing of scheduled debt repayments due at the end of 2003. Agreement has been reached with one investor who represents 25% of the amount due, and the same arrangement will now be offered to the other note holders. A successful conclusion to these negotiations is essential to the Company's ability to meet its other financial obligations.

The Company's current business strategy is to focus on strengthening the profitability of existing operations and leveraging the brand's strength through franchising and through managed joint venture store growth to the extent deliverable through internally generated cash flow. Internally generated cash flows have been primarily dedicated to meeting debt repayments and limited essential capital renovations.

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

Interest payments on the junior notes in the amount of 6% per annum shall be payable in arrears on the earlier of conversion or maturity. The Company shall have the option to pay up to one-half of the interest, in common shares upon each conversion date. The interest payment shares will be valued at US $ 0.40 each.

The junior notes are considered a compound instrument and have been included in the consolidated financial statements as part of other paid-in capital. Interest payable with cash has been discounted and included in the consolidated financial statements as other liabilities of $161 as of September 28, 2003.

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

     (ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934.


Date   November 5, 2003                           /s/ Richard Bryant
    -----------------------               --------------------------------------
                                             Richard Bryant, President & C.E.O.

Date   November 5, 2003                            /s/ Roger Sexton
    -----------------------               --------------------------------------
                                          Roger Sexton, Chief Accounting Officer