Form 10-Q/A
period 2003-09-28
ELEPHANT & CASTLE GROUP INC
filed 2003-11-14
CIK 899849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q/A
(Mark One)

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

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         (1)      The following exhibits are filed herewith:

         Exhibit
         No.
         ----
         31.1     Section 302 Certification of Chief Executive Officer
         31.2     Section 302 Certification of Chief Financial Officer
         32.1     Section 906 Certification of Chief Executive Officer
         32.2     Section 906 Certification of Chief Financial Officer

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

                          ELEPHANT & CASTLE GROUP INC.
--------------------------------------------------------------------------------


                                         /s/ Richard Bryant
Date: November 12, 2003                  -------------------------------------
                                         Chairman of the Board,
                                         Chief Executive Officer and President
                                         (principal executive officer)



                                         /s/ Roger Sexton
Date: November 12, 2003                  -------------------------------------
                                         Chief Financial Officer
                                         (principal financial officer)