Form 10-K
period 2003-12-28
ELEPHANT & CASTLE GROUP INC
filed 2004-03-23
CIK 899849

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003
                           COMMISSION FILE NO. 1-12134
                              CUSIP NO. 286199-20-3

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). YES                   NO    X
                                       -----                 -----

State the Aggregate market value of the voting and non-voting Common Equity held by non-affiliates of the Registrant computed by reference to the price at which the Common Equity was last sold, or the overage bid and asked price of such Common Equity, as of the last business day of the registrant's most recently completed second quarter: US $1,138,000(CDN $1,532,000).

Number of shares of Issuer's  Common Stock  outstanding as of December 28, 2003:
5,146,604.

Issuer's revenues during the fiscal year ended December 28, 2003: CDN $ 37,453,000 (converts at applicable exchange rates to US $ 26,725,000).

Securities registered pursuant to Section 12(b) of the Act:

         None.

Securities registered pursuant to Section 12(g) of the Act:

                                            OTCBB        NUMBER OF
      TITLE OF EACH CLASS                   SYMBOL       SHARES OUTSTANDING
--------------------------------            ------       ------------------

Common Stock, without par value             PUBSF        5,228,504 (a)

(a)   Calculated as of February 2, 2004

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

         AVAILABLE INFORMATION. The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). Its Commission file number is 1-12134. The public may read and copy any materials filed by the Company with the SEC at the SEC's public reference room, 450 5th Street, N.W., Washington, D.C. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The Company's internet website address is: www.elephantcastle.com
            ----------------------

         The Company also makes available, free of charge, through its internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, each as soon as reasonably practicable after the same are electronically filed with, or furnished to the SEC. The Board of Directors has recently adopted a Code of Ethics which will be printed as an exhibit to the Company's Proxy Statement in connection with its 2004 Annual Meeting of Shareholders.

ITEM 1   DESCRIPTION OF BUSINESS

GENERAL

         The Company owns and operates pub and casual dining restaurants in the United States and Canada, and is actively engaged in restaurant franchising activities. As of the date of this report, the Company currently owns and operates a chain of 16 full-service casual dining restaurants and pubs, 11 of which are located in Canada and 5 of which are located in the United States.

         Fifteen of the Company's sixteen owned restaurants are operated under the name "Elephant & Castle", an English pub concept, five of which are in the United States. The sixteenth owned restaurant, located in Canada, operates under the name "Rosie's on Robson" but is regarded by management as an Elephant & Castle location for internal financial reporting purposes.

         In addition to the owned and operated units, there are 7 Elephant & Castle franchise locations of which 3 are in Canada and 4 are in the United States, and one Elephant & Castle restaurant operated under a joint venture agreement in the US. On March 28, 2003, the Company opened its first managed joint venture Elephant & Castle restaurant at the Club Quarters hotel in San Francisco, California. The Company has a one-third ownership stake in this operation, and is responsible for the day to day management of the restaurant. The Company is actively considering other managed unit opportunities.

         In January 2003, the Company closed its only owned and operated "Alamo Steakhouse & Grill" red meat steakhouse at the Mall of America, Bloomington, Minnesota. Following this decision, in early 2003, two of the Company's three Alamo franchises gave notice that they wished to cancel their franchise agreements. These two Alamo franchises re-branded in early 2003. The Company is in negotiations with the one remaining Alamo franchisee regarding the continued use of the Alamo name, or the re-branding of this restaurant. The Company has no future plans to expand the "Alamo Steakhouse & Grill" brand.

2003 RESULTS OF OPERATIONS

         In 2003, the Company's sales were CDN $37,453,000 compared to CDN $43,520,000 for 2002, a decline of CDN $6,067,000 or 13.9%. Of the sales decline reported, CDN $2,167,000 was due to sales from US operations being translated at a lower exchange rate than that applied in 2002. On a same store basis, revenues for 5 US owned and operated locations opened throughout both periods were US $12,077,000, an increase of 1.1%, while revenues for 11 Canadian corporate locations open throughout both periods were CDN $18,730,000, down 2.6%. CDN $4,346,000 of the overall sales decline related to the closure of stores during 2003. These closures included the Company's only owned "Alamo Steakhouse & Grill" and the two Alamo franchises. During 2003 the Company also closed one Company owned Elephant & Castle restaurant at BCIT, Burnaby, Vancouver, BC, and announced the planned closure of its Elephant & Castle restaurant in the West Edmonton Mall, AB, closed in January 2004. One new joint venture restaurant, in San Francisco, CA, and one new franchise in Springfield, NJ, were opened in March 2003, adding CDN $630,000 to sales.

         During the fiscal year ended December 28, 2003, the Company generated a net profit of CDN $319,000 compared to a net loss of CDN $(2,111,000) for the corresponding period in 2002. The net profit for the year ended December 28, 2003 included a gain on foreign exchange of CDN $952,000 (2002 = CDN $278,000). The net loss for the year ended December 29, 2002 included CDN $2,382,000 of costs resulting from the write-down of goodwill and other intangible assets in accordance with current recommendations of the Canadian Institute of Chartered Accountants.

         General and administrative expenses increased from 8.1% of sales in 2002 to 10.1% of sales in 2003. This reflects increased insurance costs, building head office infrastructures, the costs of the Company's vacant former offices in Vancouver, and a lower sales base. Interest on long term debt decreased to CDN $763,000 in 2003 from CDN $899,000 in 2002 as a result of reducing debt levels and a favorable movement in the value of the Canadian dollar versus the US dollar.

FINANCINGS

         The Company has been financed principally by General Electric Investment Private Placement Partners II ("GEIPPPII"). The Company first entered into a financial relationship with GEIPPPII in 1995. GEIPPPII invested US $1,000,000 in the Company's Common Shares, and ultimately provided US $9,000,000 in exchange for Convertible Subordinated Notes. In October, 1999 the Company granted a security interest to GEIPPPII over substantially all of its assets in exchange for a waiver of certain interest payments, waiver of existing defaults and a relaxation of certain financial covenants. In 2001, the Company agreed to a restructuring of its indebtedness to GEIPPPII. Under this Agreement, the Company issued 2,600,000 Shares of Common Stock and issued US$5,000,000 of Senior Notes plus US$5,000,000 of Junior Notes in exchange for the cancellation of the US$10,000,000 of pre-existing debt to GEIPPPII.

         As a consequence of such restructuring, GEIPPPII is currently the owner of 62% of the Company's Common Shares, and holds certain conversion rights to increase its ownership percentage. GEIPPPII currently has two representatives on the Company's Board of Directors, and the capacity to elect a majority of the members of the Board. During 2003, GEIPPPII agreed to postpone repayment of four quarterly installments on the Senior Notes commencing November

2003 (total US $700,000) in order to help fund future Company growth. In addition, during 2003, GEIPPPII agreed to modify the terms under which the Junior Notes are required to be mandatorily reclassified as debt. (See "Liquidity and Capital Resources").

         On March 9, 2004, the Company agreed to issue 816,250 warrants to GEIPPPII 816,250 to purchase common shares at an exercise price of US $1.00, with a five year term.

         OTHER FINANCING. In February of 1999, the Company completed an additional private placement equity financing with a group of US investors. In total the Company raised US $3,265,000 (CDN $4,897,500) from the sale and issuance of additional Convertible Subordinated Notes (the "'99 Notes"). The '99 Notes had an initial term of five years which required payment in full of all of the '99 Notes not previously paid or converted by December 31, 2003, together with a 25% premium on the unpaid principal amount thereof.

         US$1,582,000 of the `99 Notes were previously converted into Common Stock at $2 per Share (adjusted for the 1 for 2 stock consolidation). At December 28, 2003, US$683,000 in face amount of the remaining '99 Notes remained outstanding. In the last quarter of 2003, the terms of the '99 Notes were renegotiated and the holders of the '99 Notes have agreed to accept quarterly payments equivalent to 4.5% of the original principal, plus 25% premium, per quarter. This arrangement continues until September 2005, when the balance of the `99 Notes, including premium, are due. Interest accrues on the unpaid principal, plus 25% premium, at a rate of 8% per annum. The holders of the '99 Notes received an aggregate of 81,900 Common Shares in consideration of such extended terms of payment. The grant of the additional Common Shares will be expensed in 2004.

RESTAURANTS IN OPERATION

         ELEPHANT & CASTLE. At the Elephant & Castle restaurants, the Company seeks to distinguish itself from competitive restaurants by a distinctive British style and Tudor decor, and by featuring a wide variety of menu items including a large number of English-style dishes. The Company's restaurants offer a broad menu at popular prices. The menu is regularly updated to keep up with current trends in customers' tastes. Although all of the Company's restaurants provide full liquor service, alcoholic beverages are primarily served to complement meals.

         HOTEL RESTAURANTS. Starting in 1994, the Company shifted its previous emphasis from mall locations to hotel locations. The Winnipeg Delta Elephant & Castle restaurant was opened on May 18, 1994. The Philadelphia Crowne Plaza unit was opened on February 28, 1995, Rosie's on Robson also opened in 1995, and the San Diego Holiday Inn was opened on July 1, 1996. The Boston Club Quarters, and Seattle West Coast Grand restaurants were added in 1997. The

Company opened its Chicago Club Quarters restaurant in April of 2001.

         During 2002 the Company signed its first joint venture agreement to open an Elephant & Castle "managed" restaurant in a newly built hotel in San Francisco, CA. Under this agreement, capital costs and profits are shared between the Company and its joint venture partner. The San Francisco restaurant opened on March 28, 2003. The Company believes that joint venture managed unit opportunities offer significant potential for future growth.

         In the opinion of management, the key ingredients in the selection of hotel based units are: (1) the control of occupancy costs; (2) the capacity to work synergistically with a hotel management seeking to divorce itself from direct involvement in food and beverage operations; and (3) the Company's ability to control the menu, kitchen and restaurant amenities. The location of the hotel in the vicinity of other drivers of restaurant business is a key consideration for revenue generation.

         FRANCHISING. Management of the Company believes that the Company's "brand" identification is a valuable asset. Seven franchised locations of the Elephant & Castle brand are now open, including Springfield, NJ, which opened during 2003. There are currently no new signed agreements for Elephant & Castle franchises. One Alamo Steakhouse & Grill franchise still operates in Colorado Springs, Colorado. The Company is in negotiations with this franchisee regarding the continued use of the Alamo name, or the re-branding of this restaurant.

         The Company signed a sub-franchise agreement with Canadian Niagara Hotels for the right to develop a Rainforest Cafe in Niagara, Ontario. This unit opened in May, 2001. In 2002, the Company assigned this sub-franchise in exchange for a finders fee of 1% of sales for the following 10 years.

         Future activities are intended to include a continuation of the Company's franchising activities for the Elephant & Castle brand. No further franchises of the Alamo Steakhouse & Grill or Rainforest Cafe brands are anticipated.

         FUTURE COMPANY GROWTH. The Company's future growth is restricted by the Company's limited availability of capital. Future developments will be out of internally generated cash flow plus bank borrowings to the extent they are available and permitted under existing agreements. Management believes it continues to have a favorable relationship with GEIPPPII which could permit such borrowings under appropriate circumstances. For future growth of the Company's restaurants, management intends to concentrate exclusively on its Elephant & Castle concept. Management is primarily focused on growth of revenues at existing units and on joint ventures and management arrangements with hotel operators and prospective franchises. Any added units will be predominantly hotel-based or in high traffic, urban centre locations. The Company is not actively negotiating the development of any additional Company owned locations.


ADDITIONAL INFORMATION

a.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

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

         The Company conducts many local promotions and loyalty programs geared to the neighborhoods and markets the restaurants serve, and supports these with print and direct mail advertising. During fiscal 2003, the Company's expenditures for advertising and promotional activities were approximately 2% of its revenues.

         iii. STATUS OF NEW DEVELOPMENTS. The Company is constantly in the process of examining, evaluating and undertaking various new restaurant opportunities. The Company is at the advanced negotiation stage for a second joint venture agreement to open an Elephant & Castle restaurant, and for an eighth franchised Elephant & Castle restaurant. Both locations are planned to open during 2004 or in early 2005. The Company is actively seeking further joint venture and franchise opportunities for the Elephant & Castle brand.

         iv. RELATIONSHIP WITH HOTEL OPERATORS. The Company's relationship with hotel operators is predicated on (i) shared investment in significant physical improvements to the facility at the onset of the occupancy; (ii) costs of occupancy measured by a percentage of the unit's revenues; (iii) adequate time to recruit and train a restaurant staff of Company's selection; and (iv) reliance upon restaurant operator's control of the physical environment and menu selections. Management considers its relationship with its Hotel Operators currently to be satisfactory.

         v. COMPETITORS AND COMPETITIVE BUSINESS CONDITIONS. The restaurant and food service industry is highly competitive and fragmented. There are an uncountable number of restaurants and other food and beverage service operations that compete directly and indirectly with the Company. In addition, many restaurant chains have significantly greater financial resources and higher sales volumes than the Company. Restaurant revenues are affected by changing consumer tastes and discretionary spending priorities, local economic conditions, demographic trends, traffic patterns, the ability of business customers to deduct restaurant expenses, the increasing trend towards prohibition of smoking in restaurants and the type, number and location of competing restaurants. In addition, factors such as inflation and increased food, liquor, labour and other employee compensation costs can adversely affect profitability. The Company believes that its ability to compete effectively and successfully will depend on, among other things, management's ability to offer quality food for moderate prices, management's ability to control labour costs, and ultimately on the executive determinations as to extensions of the brand (I.E., selection of sites for new locations and related strategies). The Elephant & Castle brand has successfully existed in Canada (26 years) and the United States (13 years) and, in the opinion of management, has more than adequately proven that concept, is durable and is capable of being grown significantly.

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

         vii. DEPENDENCE ON CONSUMER/BRAND LOYALTY. Elephant & Castle appeals to a diverse customer base, including business and professional people who occupy offices in the vicinity of the restaurants. The Company's hotel restaurants benefit from serving tourists and others using the hotel properties. The Company's locations and broad menu attract traffic from lunch through mid-afternoon, dinner and into the evening hours. Most of the Company's restaurants are open seven days and evenings, each week. All items on the menu are available for take-out. Take-out revenues have traditionally accounted for less than 2% of total restaurant sales, but a renewed effort to expand take-out revenues is currently underway especially at the Company's downtown/urban locations.

         viii. TRADEMARKS; LICENSES. The Company has registered "The Elephant & Castle Pub & Restaurant" with the Canadian Trademarks

Office, and with the United States Patent and Trademark Office. The Company acquired "The Elephant & Castle" trademark in the United States. The Company agreed to pay US $50,000 (CDN $66,500), plus a one-time fee of US $5,000 (CDN $6,650) per location for the first ten locations for the mark. The Company regards its "Elephant & Castle" trademark as having substantial value and as being an important factor in the marketing of its restaurants. The Company also believes that its trademark rights in relation to "The Alamo Steakhouse & Grill" have on-going value, and will therefore continue to protect these rights. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks in its business.

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

         Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state or provincial authority and, in certain locations, county and municipal authorities, for a license and permit to sell alcoholic beverages in the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere. The Company has not encountered any material problems related to alcoholic beverage licensing to date.

         x. EFFECT OF EXISTING AND PROBABLE GOVERNMENTAL REGULATIONS.

(a) Eight of the Company's corporately owned restaurants are subject to local, state or provincial regulations which prevent or restrict customers from smoking on the premises. This represents a growing trend in North America, with four of the restaurants having been newly affected in 2003. At least two more restaurants will be affected in 2004. The introduction of smoking bans or restrictions have an adverse impact upon restaurant revenues and profits in areas where such restrictions are imposed. The Company's sales and profits were adversely impacted by such restrictions in certain locales in 2003.

(b) The Company is subject to "dram-shop" statutes in California, Pennsylvania and Washington and may become subject to similar proposed legislation in Canada. "Dram-shop" statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such a person. The Company has never been the subject of a "dram-shop" claim. The Company carries liquor liability coverage which it believes to be consistent with the coverage carried by other entities in the restaurant industry. Even though the Company is covered by insurance, a judgment against the Company under a "dram-shop" statute in excess of the Company's liability coverage could have a material adverse effect on the Company.

         xi. RESEARCH AND DEVELOPMENT. The Company places significant emphasis on the design and interior decor of its restaurants.

         The typical Elephant & Castle unit designs requires somewhat higher capital costs and furniture and fixtures investment to open a new restaurant than is usual in the industry. Landlord contributions defray a part or a substantial part of interior design and decor at a new restaurant. The Company may be required to expend greater resources to maintain the appearance of its units and to remodel such units.

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

         The Company believes that the location of a restaurant is critical to its opportunities for success. Significant time and resources are spent in determining whether a prospective site is acceptable. Traditional Elephant & Castle restaurants were located at high-profile sites at malls/office complexes within larger metropolitan areas. In selecting future sites, the Company intends to analyze demographic information for each prospective site, hotel occupancy, hotel uses, and factors such as visibility, traffic patterns, accessibility, proximity of shopping areas, offices, parks, tourist attractions, and competitive restaurants.

         xii. COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS. The Company is not aware of, and does not anticipate any significant costs related to compliance with environmental laws.

         xiii. NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. As of December 28, 2003, the Company employed approximately 780 persons on a full-time and part-time basis. 19 of such persons serve in administrative or executive capacities, approximately 68 serve as restaurant management personnel and the remainder are hourly workers in the Company's restaurant operations. The Company believes that its working conditions and compensation packages are competitive with those offered by its competitors. Management considers the Company's relations with its employees to be good, and its rate of employee turnover to be low in relation to industry standards. The Company has an agreement with the union which represented the former workers at the predecessor restaurant located at the Holiday Inn unit in Philadelphia which requires the Company to seek new hires first from among the pool of available union hiring hall personnel. The Company's service personnel at the San Diego Elephant & Castle unit and Rosie's on Robson are separately unionized.

         The Company has sought to attract and retain high-quality, knowledgeable restaurant management and staff. Each restaurant is managed by one general manager, and from one to three assistant managers depending on volume. Most restaurants, again depending on volume, also have one kitchen manager and one to three assistant kitchen managers. On average, general managers have in excess of 5 years' experience with the Company. The Company also employs two regional managers. The Company's future success may depend in part on its ability to continue to attract and train capable additional managers. Restaurant managers, many of whom have moved up through the ranks, are required to complete a training program during which they are instructed in areas including food quality and preparations, customer service, alcohol service, liquor liability avoidance and employee relations. The Company believes its training programs for managers and other employees are comparable to the training provided for managers and other employees at substantially larger restaurant chains. Restaurant managers are also provided with operations manuals relating to food and beverage standards and other expectations of restaurant operations. Any new employee at all functional levels is closely supervised after his or her on-the-job training.

         Management has made a conscious commitment to provide customer service of the highest standards. Recent evaluations by customers and other independent testing appears to confirm customer satisfaction with the quality of food and service at the Company's restaurant units. Efficient, attentive and friendly service is integral to the Company's overall concept. Management regularly solicits employee suggestions concerning operations, and endeavors to be responsive to legitimate employee concerns. The Company considers the quality of its employee interaction with customers to be an important element of its business strategy.

ITEM 2   PROPERTIES

         All of the restaurants are located on leased sites. The Company owns the furnishings, fixtures and equipment in each of its restaurants. Existing restaurant leases have expirations ranging from 2004 through 2017 (including existing renewal options). The Company has no automatic right to renew the lease of its Victoria location when it expires on May 31, 2004. The Company is in negotiation with the landlord to try to extend the term. Other than in Victoria, the Company does not anticipate any difficulties renewing its existing leases as they expire, should it wish to do so.

         Mall leases typically provide for fixed rent plus payment of certain escalations and operating expenses, against a percentage of restaurant sales.

         The Company's hotel restaurant leases are more typically focused on a percentage of restaurant sales, against a minimum base rental. Thus, while the Company's aggregate annual minimum rent continues to increase, such rent per facility and per square foot controlled by the Company is declining.

         The Company's facilities at Hotels and other non-mall locations are as follows:

HOTEL LOCATIONS     OPENING DATE                   SQUARE FT.     INDOOR SEATING

Winnipeg            May. 1994                        4,300             180
Philadelphia        Feb. 1995                        7,900             310
Vancouver           Aug. 1995                        5,500             200
San Diego           Jul. 1996                        7,500             300
Seattle             Aug. 1997                        7,600             230
Boston              Nov. 1997                        9,500             200
Chicago             Apr. 2001                        6,000             190
San Francisco       Mar. 2003                        5,230             148
(Joint venture)

OTHER NON-MALL LOCATIONS
Toronto
 King Street        Oct. 1996                        9,200             330
Edmonton            Nov. 1997                        5,600             180
Toronto
 Yonge Street       Dec. 1999                        3,200             160

The Company also currently operates 6 mall based restaurants, all of which are in Canada. The following table provides opening date, square footage and indoor seating capacity information with respect to each of the mall based restaurants currently in operation:

                                                                             INDOOR
CITY              MALL              OPENING DATE          SQUARE FEET        SEATING(a)
Ottawa, Ont.      Rideau Center     Mar. 1983             7,119              280
West Edm., Alb.   West Edmonton B)  Jul. 1988             6,500              245
Edmonton, Alb.    Eaton Center      Sep. 1988             5,939              225
Victoria, B.C.    Eaton Center      Jun. 1989             5,640              225
Saskatoon, Sask.  Midtown Plaza     Oct. 1990             5,815              225
Calgary, Alb.     Eaton Center      Dec. 1990             5,851              225

(a) Outdoor/patio seating is available at a number of the locations, and not included herein.

(b)  Closed January, 2004.

         The following table sets forth, for all restaurants by location, the earliest expiration date of the leases and the minimum annual rent:

                                       EARLIEST
LOCATION                            EXPIRATION DATE          MINIMUM ANNUAL RENT

Victoria Eaton Center               2004                           180,000
Winnipeg, Delta Hotel               2004                            60,000
Saskatoon Midtown Plaza             2005                           149,000
Vancouver, Rosedale Hotel           2005                            90,000
Philadelphia, Holiday Inn           2005                           130,000
Calgary Eaton Center                2005                           117,000
San Diego, Holiday Inn              2006                            95,000
Edmonton, Eaton Centre              2007                            63,000
Boston, Club Quarters               2007                            78,000
Ottawa Rideau Center                2008                           165,000
Toronto, Yonge Street               2008                           141,000
Chicago, Club Quarters              2010                           159,000
Toronto, King Street                2011                           110,000
Edmonton, Whyte Ave                 2012                           104,000
Seattle, WestCoast Grand            2012                           132,000
San Francisco                       2013                                 0

         TOTAL:                                             CDN $1,773,000
                                                            ==============

In addition to the properties listed above, as of December 28, 2003 the Company still operated the Elephant & Castle restaurant at the West Edmonton Mall, Alberta. Rent payable up to the date of closing (January 16, 2004) was $9,000. The Company operates the Club Quarters in San Francisco, California on a joint venture basis and has no obligation for rent in respect thereof. The joint venture has a 10 year term.

ITEM 3   LEGAL PROCEEDINGS

         From time to time lawsuits are filed against the Company in the ordinary course of business. The Company is not currently a party to any litigation which would, if adversely determined, have a material adverse effect on the Company or its business and is not aware of any such threatened litigation.

         In 1989 and 1990 a Canadian subsidiary of the Company received Notices of Reassessment from Canada Revenue Agency ("CRA") and the Ontario Ministry of Revenue ("Ontario Ministry") regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The Reassessment was appealed in 1989. A portion of the dispute was resolved in the Company's favour in 2001, resulting in a resolution accepted by the Company. The Company has made instalment payments to the Ontario Ministry totalling CDN $56,000 and has a remaining balance owing of CDN $48,000 which was recognised as a tax charge in 2002, and against which full provision is maintained as at December 28, 2003. During 2003, the Company made a payment of CDN $95,000 to the CRA in "final settlement" of the total amount of federal taxes claimed by CRA. Subsequently, the Company has received a further demand from the CRA for $209,000. The Company believes that there is no basis for this demand and disputes the CRA claim for additional taxes, but maintains a provision for the entire disputed balance of $209,000 claimed by the CRA.

         In December 2003, the Company received claims from three current, and one former kitchen, employee of its San Diego restaurant in relation to non-payment of wages for breaks which are deemed to be paid time. These four claims totaled US $45,000 and were settled in early 2004 for US $24,000. One additional claim of US $7,000 has since been received, and is being reviewed by the Company. The Company believes that there may be other current and former employees who could be able to make claims of a similar nature. The Company made a provision of US $45,000 in the year ended December 28, 2003 against the four original claims and any possible additional claims. The Company is in the process of reviewing its procedures for recording employees' entitlement to be paid for breaks in all of its restaurants.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

(a) The Company's Common Stock was traded on NASDAQ - small cap market from June 29, 1993, until it lost that listing on March 22, 2000 as a result of having failed to maintain a minimum bid price of $1.00. The shares continue to be traded on the NASDAQ electronic bulletin board OTCBB (PUBSF).

     The range of high and low sales prices for the Common Stock from January 1, 2002, to the end of 2003 has been:

                                   High               Low

First Quarter of 2002:            $0.580             $0.300
Second Quarter of 2002:           $0.700             $0.280
Third Quarter of 2002:            $0.420             $0.210
Fourth Quarter of 2002:           $0.450             $0.150

First Quarter of 2003:            $0.400             $0.250
Second Quarter of 2003:           $0.380             $0.220
Third Quarter of 2003:            $0.390             $0.220
Fourth Quarter of 2003:           $0.390             $0.210

(b) The approximate number of record holders of the Company's common stock as of January 2004 is 500.


(c) The Company has never paid any dividends in respect of any of its capital stock and the Company presently has no intention or ability to pay any dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans.

Equity based compensation plans in force as at December 28, 2003 :

--------------------------------------------------------------------------------------------------------------------
Plan category                  Number of securities         Weighted-average              Number of securities
                               to be issued upon            exercise price of             remaining available
                               exercise of                  outstanding options           for future issuance
                               outstanding options                                        under equity
                                                                                          compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column
                                                                                          (a))
                                   (a)                          (b)                            (c)
--------------------------------------------------------------------------------------------------------------------

Equity compensation                584,000                  US $ 5.70                           616,000
plans approved by                                           CDN $ 8.84
security holders
--------------------------------------------------------------------------------------------------------------------

Equity compensation                      0                                                            0
plans not approved by
security holders
--------------------------------------------------------------------------------------------------------------------

Total                              584,000                  US $ 5.70                           616,000
                                                            CDN $ 8.84
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

ITEM 6   SELECTED FINANCIAL DATA
         (IN THOUSANDS OF CANADIAN DOLLARS EXCEPT PER SHARE INFORMATION WHICH IS SET FORTH IN CANADIAN DOLLARS)


                                                 2003                2002                2001               2000               1999

                             Sales           $37,453             $43,520             $46,833           $50,084            $50,104
                     Income (loss)
                   from Restaurant
                        Operations             3,838               4,147               4,711            (7,621)             2,844
                   Earnings (loss)
        before Interest  and Taxes             1,005              (1,478)              1,276           (11,100)            (1,175)
                 Net Income (loss)               319              (2,111)               (128)          (12,412)            (3,281)
                      Total Assets            13,940              16,806              20,453            19,765             30,028
                     Shareholders'
               Equity (Deficit)(a)             3,210               3,075               5,397            (2,963)             6,793
                         Long Term
                              Debt             6,041               8,071              $9,033           $16,182            $15,792
                           Average
                            Shares
                    Outstanding(b)         5,163,271           5,163,354           3,890,000         2,619,000          1,756,000
                   Earnings (loss)
                     Per  Share(b)              0.06               (0.41)             $(0.03)           $(4.74)            $(1.87)

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

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FIFTY TWO WEEKS ENDED DECEMBER 28, 2003 VS. FIFTY TWO WEEKS ENDED DECEMBER 29, 2002

         The Company owns, operates and franchises casual full dining brand name restaurants in Canada and the United States. Its principal brand is "Elephant and Castle". From 1996 until early 2003, the Company has also operated red meat restaurants under the name "Alamo Steakhouse & Grill." In January, 2003, the Company closed its only owned "Alamo Steakhouse & Grill" and subsequently two out of three Alamo Steakhouse & Grill franchisees cancelled their franchise on negotiated terms.

         During 2003, Canadian restaurants were adversely impacted by SARS, the Canadian meat mad-cow scare, and the power outages experienced in Eastern Canada during August. US restaurant operations were depressed during the first quarter of 2003 by the uncertainties surrounding the war in Iraq, but showed good recovery during the rest of the year as the US economy steadily improved. Certain Canadian and US restaurant operations were also adversely impacted by an increase in local, provincial and state regulations restricting or banning customers from smoking in the restaurants.

SALES

         Sales decreased during the fifty two weeks ended December 28, 2003 to CDN $37,453,000 from CDN $43,520,000 in 2002. The year on year reduction in sales of CDN $6,067,000 comprises:

                                                                          CDN $
                                                                       -----------
Consolidation of US sales at lower exchange rate                       (2,167,000)
Decline in sales from same Canadian stores (-2.6%)                       (504,000)
Increase in sales from same US stores (+1.1%)                             182,000
Impact of stores closed in 2002 and 2003                               (4,346,000)
Sales from new stores opened in 2003                                      630,000
Changes in other income                                                   138,000
                                                                       -----------
Total change in sales versus 2002                                      (6,067,000)
                                                                       -----------
                                                                       -----------

         For the eleven Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the fifty two weeks ended December 28, 2003 totaled CDN $18,730,000 and were down -2.6% compared to the fifty two weeks ended December 29, 2002. The two stores in Toronto showed a decline of -11%, reflecting SARS and the power outage during August. Both Calgary (-9.3%) and Winnipeg (-7.7%) were adversely impacted by smoking bans introduced during the year. Following its renovation, Ottawa's sales grew by +6.2%, despite the introduction of a smoking ban and the August power outage.

         For the five US Corporate locations open throughout both periods, sales for the 2003 period were US $12,077,000 an increase of 1.1% compared to the prior year. A strong performance from San Diego (+11.6%) was partly offset by a decline of -5.7% in Boston, where a smoking ban was introduced during the year.

NET INCOME (LOSS)

         For the fifty two weeks ended December 28, 2003, the Company generated a net profit of CDN $319,000 compared to a net loss of CDN $(2,111,000) for the fifty two week period in 2002. Earnings per share for the current period were CDN $0.06 compared to a loss per share of CDN $(0.41) in 2002. The average number of shares outstanding decreased from 5,163,354 in 2002 to 5,163,271 for the current year, following the repurchase of 25,000 shares.

         Included in the 2003 profit, is a gain on foreign exchange of CDN $952,000 (2002 = CDN $278,000) which relates mainly to the revaluation of the Company's US dollar denominated debt. The 2003 profit is after charging CDN $132,000 for store closure costs (2002 = CDN $366,000). The 2002 loss included a CDN $2,382,000 write-off of goodwill and other intangible assets, in line with the recommendations of the Canadian Institute of Chartered Accountants.(2003 = CDN $Nil).

INCOME FROM RESTAURANT OPERATIONS

         The Company generated income from restaurant operations of CDN $3,838,000 compared to CDN $4,147,000 for 2002. The decline versus 2002 of CDN $309,000 comprises:

                                                                          CDN $
                                                                     -----------
Consolidation US income at lower exchange rate                         (408,000)
Decline in income from same Canadian stores                            (359,000)
Decline in income from same US stores                                  (177,000)
Impact of new and closed stores                                         353,000
Change in store closing costs                                           234,000
Franchise and other income                                               48,000
                                                                     -----------
Total change in sales versus 2002                                      (309,000)
                                                                     -----------
                                                                     -----------

FOOD AND BEVERAGE COSTS

         Overall, food and beverage costs, as a percentage of sales, improved to 26.8% for the fifty two weeks ended December 28, 2003, compared to 27.4% for the fifty two weeks ended December 29, 2002.

          This reflects improvements in procurement and waste management for both Canada and the US, management of menu pricing, the strengthened Canadian dollar which reduced the cost of produce originating from the US but used in Canadian operations, and the benefit of closing two underperforming stores in the US.

         In Canada, food and beverage costs improved to 29.0% versus 29.2% in 2002, and in the US to 25.3% versus 26.4% in 2002.

LABOUR AND BENEFITS COSTS

         Labour and benefits decreased from 31.4% of sales in 2002 to 31.0% in the current period. This improvement partly reflects the lower participation in the consolidated figures of US operations, where labour and benefits are a higher percentage of sales, due to the change in exchange rates versus 2002.

         In Canada, labour and benefits costs increased to 29.9% of sales compared to 29.5% in the prior year. Labour was well controlled against a background of declining sales, but benefits costs represented a 17.3% uplift on labour costs in 2003, versus 16.3% in 2002.

         In the US, labour and benefits costs decreased to 33.2% of sales compared to 33.8% in the prior year. This reduction included the benefit of closing two loss making stores in 2002 and early 2003. In same US stores, labour and benefits costs as a percentage of sales increased by 0.4% versus 2002. Labour was well controlled, but benefits costs represented a 32.4% uplift on labour costs in 2003, versus 30.1% in 2002.

OCCUPANCY AND OTHER OPERATING COSTS

         Occupancy and other operating expenses as a percentage of sales were 25.9% in both the current and prior periods.

         In Canada, these costs increased to 26.4% from 25.2% in 2002 reflecting upwards pressure on insurance costs against a declining sales base. In the US, occupancy and other operating expenses fell to 26.0% versus 27.2% in 2002, largely reflecting the closure of two loss making stores. In US same store locations only, these costs rose by 2.0% as a percentage of sales, reflecting increases in insurance costs, rents, repairs and maintenance, and additional investment in local marketing activities to build sales.

RESTAURANT CLOSING COSTS

         Included in the 2003 results are costs of CDN $132,000 to reflect the closure of two Canadian Elephant & Castle restaurants at BCIT, Burnaby, Vancouver (CDN $89,000) and in the West Edmonton Mall, Alberta (CDN $210,000). These costs were partly offset by the write-back of CDN $167,000 of provisions made against 2002 closures which were in excess of actual costs incurred. The Company received

CDN $126,000 in fees from the two former "Alamo Steakhouse & Grill" franchises who terminated their franchise agreements in early 2003, and such fees were accounted for as a credit against closing costs.

         Included in the 2002 results were estimated costs of CDN $366,000 to reflect the closure of the Alamo Steakhouse & Grill restaurant in Bloomington, MN, and the Elephant & Castle restaurant in Bellingham, WA, offset by the release of a previous over-provision of closure costs for the Franklin Mills operation.

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization costs increased to 5.8% of sales for the current period from 5.0% last year.

         Canadian depreciation costs fell to 3.9% versus 4.3% in 2002, reflecting some assets becoming fully depreciated, and a lack of new capital investment during the year.

         US depreciation and amortization costs rose to 8.0% of sales versus 5.7% in 2002. Of this 2.3% increase, 0.9% reflects US sales being translated at a lower exchange rate in 2003. The new joint venture store in San Francisco had costs, including pre-opening, of US $153,000 which represented 34.1% of sales and inflated the US average. Costs in same US stores were broadly flat.

GENERAL AND ADMINISTRATIVE COSTSGENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs increased from 8.1% of sales in 2002 to 10.1% in the current period. Declining total sales in CDN$, reflecting the change in the US$ exchange rate, account for 0.5% of this increase. In dollar terms, general and administration costs in 2003, were CDN $3,785,000, an increase of CDN $264,000 versus 2002. This increase comprises:

                                                                          CDN $
                                                                     -----------
Increase in costs of Vancouver office                                  (280,000)
Costs of vacated office premises in Vancouver                          (307,000)
Saving from closure of Alamo office, Minnesota                          263,000
Decrease in costs of San Antonio office, due to exchange                 60,000
                                                                     -----------

Total increase in G&A costs vs 2002                                    (264,000)
                                                                     -----------
                                                                     -----------

Higher costs of the Vancouver office reflect increased Operations support, and higher insurance costs.

The Company's Corporate Office function relocated to smaller offices in Vancouver in 2000. The vacated offices were initially sub-let to the end of the Company's lease, but the sub-tenant became insolvent during 2003. The Company has attempted to find a new sub-tenant for the balance of its lease, which expires at the end of October 2004, but has been unsuccessful in a difficult Vancouver commercial property market. The Company has made full provision for the remaining rent and service charges of this property until the end of the lease.

The Company closed its office in Minnesota in early 2003, following the closure of the Company's only owned "Alamo Steakhouse & Grill" restaurant.

The decrease in the costs of the San Antonio office largely reflect their conversion into CDN $ at a lower exchange rate than in 2002. Actual costs were US $2,000 lower than in 2002.

GAIN/(LOSS) ON FOREIGN EXCHANGE

The Company's results of operations were markedly impacted by changes in currency translation. For the fifty-two weeks ended December 28, 2003, the Company recorded a gain on foreign exchange of CDN $952,000 (2002 = CDN $278,000). This largely reflects the revaluation of the Company's US $3,900,000 of senior debt from a rate of US$1 = CDN$1.57 in 2002 to a rate of US$1 = CDN$1.31 in 2003.

INTEREST ON LONG TERM DEBT

         Interest on long term debt was CDN $763,000 for the fifty two weeks ended December 28, 2003, compared to CDN $899,000 in 2002. The decrease is attributable principally to the favorable movement in the value of the Canadian Dollar versus the US dollar, and also to the repayment of debt principal.

INCOME/(LOSS) BEFORE TAXES

         The Company generated an income before income taxes of CDN $242,000 for 2003 compared to a loss of CDN $(2,377,000) for 2002. As discussed above, foreign exchange gains in 2003 and write downs of goodwill and other intangible assets in 2002 were major factors in this year on year movement.

INCOME TAXES

         The Company generated an income before taxes of CDN $242,000 in the fifty two week period ended December 28, 2003. The Company has loss carry-forwards relating to prior years, which are sufficient to cover any tax charges on current year income. The net tax credit for the year ending December 28, 2003 of $77,000 reflects a decrease in the provision to cover taxes owed by predecessor companies, partially offset by state taxes payable in the US.

NET INCOME (LOSS)

         For the fifty two weeks ended December 28 2003, the Company's net income was CDN $319,000 compared to a net loss of CDN $(2,111,000) for the fifty two week period in 2002. Earnings per share for the current period were CDN $0.06, compared to a loss of CDN $(0.41) in 2002. The average number of shares outstanding decreased from 5,163,354 in 2002 to 5,163,271 for the current year.

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

         For the five US Corporate locations open throughout both periods, sales for the 2002 period were US $10,793,000 and were flat compared to 2001.

NET INCOME (LOSS)

         For the fifty two weeks ended December 29, 2002, the Company generated a net loss of CDN $(2,111,000) compared to a net loss of CDN $(128,000) for the fifty two week period in 2001. Earnings per share for 2002 were a loss of CDN $(0.41) compared to a loss per share of CDN $(0.03) in 2001. The average number of shares outstanding increased from 3,890,000 in 2001 to 5,163,354 for 2002 , reflecting the full year effect of 2,600,000 shares of common stock which were issued in the second half of 2001.

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

INCOME FROM RESTAURANT OPERATIONSINCOME FROM RESTAURANT OPERATIONS

         The Company generated income from restaurant operations of CDN $4,147,000 compared to CDN $4,711,000 for 2001.

FOOD AND BEVERAGE COSTS

         Overall, food and beverage costs, as a percentage of sales, improved to 27.4% for the fifty two weeks ended December 29, 2002, compared to 28.2% for the fifty two weeks ended December 30, 2001.

LABOUR AND BENEFITS COSTS

         Labour and benefits decreased from 32.2% of sales in 2001 to 31.4% in 2002.

OCCUPANCY AND OTHER OPERATING COSTS

         Occupancy and other operating expenses increased as a percentage of sales from 25.6% in 2001 to 25.9% in the 2002.

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

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization costs increased to 5.0% of sales for 2002 from 3.9% in 2001.


GENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs increased from 6.4% of sales in 2001 to 8.1% in 2002, primarily as a result of increased insurance costs and the need to build head office infrastructure to support growth planned for 2003. In dollar terms, general and administrative costs increased from CDN $3,010,000 for 2001 to CDN $3,521,000 for 2002.

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

NET INCOME (LOSS)

         For the fifty two weeks ended December 29 2002, the Company's net loss was CDN $(2,111,000) compared to a net loss of CDN $(128,000) for the fifty two week period in 2001. Earnings per share for 2002 was a loss of CDN $(0.41), compared to a loss of CDN $(0.03) in 2001. The average number of shares outstanding increased from 3,890,000 in 2001 to 5,163,354 for 2002.

FINANCIAL CONDITION AND OTHER ITEMS
-----------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         As at December 28, 2003, the Company had cash balances of CDN $536,000. Such amounts are sufficient to continue operations as they presently exist. The Company's lack of adequate cash restricts capital transactions, and precludes management from spending as it might prefer to refurbish existing locations or to add additional restaurant locations. The Company's growth strategy is to focus on strengthening the profitability of existing operations and leveraging the brands' strength through franchising and through joint venture store growth.

         In order to continue existing operations, and to fund modest growth, it has been necessary for the Company to renegotiate the repayment terms of both its Senior Notes and its '99 Notes. The Company's principal lender, GEIPPPII has agreed to defer four quarterly repayments of the Senior Notes, totaling US $700,000, commencing November 2003.

         The '99 Notes were originally repayable on December 31, 2003, totaling US $853,000 including a 25% premium on maturity. The holders of the Company's '99 Notes have agreed to accept quarterly payments equivalent to 4.5% of the original principal, plus 25% premium, per quarter. This arrangement continues until September 2005, when the balance of the '99 Notes are due.

         Under current debt agreements, the Company would have to repay the outstanding balances on both the Senior Notes and '99 Notes in September 2005. These amounts would be US $3,100,000 and US $546,000 respectively.

         Also, at September 2005, the Company's Junior Notes will convert to debt and be immediately repayable, unless the Company meets the levels of EBITDA required to convert these notes into equity. September 2005 repayment of the Junior Notes would represent US $5,000,000 plus accrued interest.

         The Company's projections show that there is no likelihood of the Company either achieving the EBITDA targets required to convert the Junior Notes into equity, or of building sufficient cash reserves to meet all of its debt repayment obligations in September 2005.

         The Company has been asked by its board to prepare five year financial projections, including growth plans, which will form the basis for discussions regarding the possible rescheduling and/or restructuring of the Company's debt.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CDN AND US GAAP)

         The Company prepares its financial statements in accordance with CDN GAAP. (The reader is referred to Note 15 of the Consolidated Financial Statements for the year ended December 28, 2003 for additional explanation.) The Financial statements, if prepared in accordance with US GAAP would have differed as follows:

         Net income for the year ended December 28, 2003 would have decreased by CDN $ 555,000 comprised primarily of dividends on convertible subordinated debentures that would have been treated as interest expense under US GAAP and pre-opening costs which would have been expensed in 2003 under US GAAP. Net loss for the year ended December 29, 2002 would be increased by CDN $ 473,000 comprised primarily of dividends on convertible subordinated debentures that would have been treated as interest expense under US GAAP, offset by pre-opening costs that would have been expensed in 2001 under US GAAP. The impact of these adjustments would be to decrease the net income per share in 2003 from CDN $0.06 under CDN GAAP to a loss of CDN $(0.05) under US GAAP. For 2002, the loss per share would increase from CDN ($0.41) per share to a loss of CDN ($0.50) per share.

         Shareholders' Equity at December 28, 2003 would be decreased from a surplus of CDN $3,210,000 under CDN GAAP to a deficit of CDN $(5,829,000) under US GAAP due primarily to the exclusion of CDN $ 8,260,000 of convertible subordinated debentures which would have been shown as long term debt under US GAAP. Shareholders' Equity (Deficit) at December 29, 2002 under US GAAP would have been decreased to a deficit of CDN ($4,832,000) compared to a surplus of CDN $3,075,000 under CDN GAAP.

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

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.  Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

        Management has disclosed, based on the Company's most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


         The assessment report due in respect of this item is not required of non-accelerated filers prior to fiscal years ending on or after April 15, 2005.

                                    PART III


ITEM 10       The information required by PART III will be incorporated by
ITEM 11       reference from Registrant's definitive proxy statement or
ITEM 12       definitive information statement, provided such definitive
ITEM 13       proxy statement or definitive information statement is filed
ITEM 14       not later than 120 days after the end of the fiscal year
ITEM 15 covered by the Form 10-K, or by an amendment to the Form 10-K, not later than the end of such 120 day period.

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a)  See Index to Exhibits, attached.
         (b) During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

         ELEPHANT & CASTLE GROUP INC.

         CONSOLIDATED FINANCIAL STATEMENTS
         DECEMBER 28, 2003 AND DECEMBER 29, 2002
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

         INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS                                                F-2

         CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                                                     F-3

         Consolidated Statements of Operations                                                           F-4

         Consolidated Statements of Shareholders' Equity                                                 F-5

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

Pannell Kerr Forster audits the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and provides an objective, independent review of the Company's internal controls and the fairness of its reported financial condition and results of operations.

Elephant & Castle Group Inc.'s Board of Directors has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.


/s/ R. Bryant

Richard Bryant
President and Chief Executive Officer

                                                    INDEPENDENT AUDITORS' REPORT



TO THE SHAREHOLDERS OF ELEPHANT & CASTLE GROUP INC.

We have audited the consolidated balance sheets of Elephant & Castle Group Inc. as at December 28, 2003 and December 29, 2002 and the consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Elephant & Castle Group Inc. as at December 28, 2003 and December 29, 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2003 in accordance with Canadian generally accepted accounting principles, applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States of America and are discussed in Note 15 to the consolidated financial statements.


"Pannell Kerr Forster"


Chartered Accountants

Vancouver, Canada
February 27, 2004

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 28, 2003 AND DECEMBER 29, 2002
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                                                                         2003                 2002
---------------------------------------------------------------------------------------------------
ASSETS (note 6)
CURRENT
  Cash                                                                  $536                 $670
  Accounts receivable                                                    455                  319
  Inventory                                                              399                  475
  Deposits and prepaid expenses                                          290                  529
  Pre-opening costs                                                       64                    0
---------------------------------------------------------------------------------------------------
                                                                       1,744                1,993
FIXED (note 3)                                                         8,724               10,596
FUTURE INCOME TAX BENEFITS (note 12)                                   3,074                3,513
OTHER (note 4)                                                           398                  704
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $13,940              $16,806
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

LIABILITIES
CURRENT
  Accounts payable and accrued liabilities (note 5)                   $4,681               $5,437
  Current portion of long-term debt (note 6)                             477                1,058
---------------------------------------------------------------------------------------------------
                                                                       5,158                6,495
LONG-TERM DEBT (note 6)                                                5,564                7,013
---------------------------------------------------------------------------------------------------
OTHER LIABILITIES (note 7(a)(v))                                           8                  223
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     10,730               13,731
---------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
CAPITAL STOCK (note 7)
  Authorized
      20,000,000      Common shares without par value
  Issued
      5,146,604 (2002 - 5,144,604) Common shares                      17,741               17,811
OTHER PAID-IN CAPITAL (note 7(a))                                      8,034                7,547
DEFICIT                                                              (22,565)             (22,283)
---------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                             3,210                3,075
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $13,940              $16,806
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

Contingencies and Commitments (notes 9 and 10)
Approved on behalf of the Board:


/s/ R. Bryant                             /s/ T. Chambers
................................. Director ............................  Director
R. Bryant                                 T. Chambers

                See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001 (CANADIAN DOLLARS) (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME (LOSS) PER SHARE)

-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    2003               2002               2001
-------------------------------------------------------------------------------------------------------------------------------

SALES                                                                           $37,453            $43,520            $46,833
-------------------------------------------------------------------------------------------------------------------------------

RESTAURANT EXPENSES
  Food and beverage                                                              10,050             11,919             13,204
  Operating
      Labour                                                                     11,594             13,649             15,125
      Occupancy and other                                                         9,683             11,272             11,980
  Restaurant closing costs (notes 11 (a) and (b))                                   132                366                  0
  Depreciation and amortization                                                   2,156              2,167              1,813
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 33,615             39,373             42,122
-------------------------------------------------------------------------------------------------------------------------------
INCOME FROM RESTAURANT OPERATIONS                                                 3,838              4,147              4,711
-------------------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                               3,785              3,521              3,010
(GAIN) LOSS ON FOREIGN EXCHANGE (note 2 (i))                                       (952)              (278)               425
INTEREST ON LONG-TERM DEBT                                                          763                899              1,404
IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE
 ASSETS (note 11 (c ))                                                                0              2,382                  0
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  3,596              6,524              4,839
-------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                   242             (2,377)              (128)
INCOME TAXES (CHARGE) RECOVERY (note 9)                                              77               (525)               100
UTILIZATION OF LOSSES CARRIED FORWARD                                                 0                  0               (100)
FUTURE INCOME TAX BENEFIT (note 12)                                                   0                791                  0
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR YEAR                                                         $319            $(2,111)             $(128)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE (note 2(j))
  Basic                                                                           $0.06             $(0.41)            $(0.03)
  Diluted (note 2(j))                                                             $0.06
-------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  Basic                                                                        5,163,271         5,163,354          3,890,000
  Diluted (note 2(j))                                                          5,163,271
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                          2003              2002                2001
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
NUMBER OF COMMON SHARES ISSUED
  Beginning balance                                                 5,144,604         5,169,604           2,594,604

  Issue of shares
    On renegotiation of debenture interest                                  0                 0           2,600,000
    For services                                                       27,000                 0                   0
    Repurchase and cancellation of shares                             (25,000)          (25,000)            (25,000)
---------------------------------------------------------------------------------------------------------------------
ENDING BALANCE                                                      5,146,604         5,144,604           5,169,604
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
COMMON SHARES ISSUED
  Beginning balance                                                   $17,811           $17,898             $15,966
  Issue of shares
    On renegotiation of debenture interest                                  0                 0               2,017
    For services                                                           16                 0                   0
    Repurchase and cancellation of shares                                 (86)              (87)                (85)
---------------------------------------------------------------------------------------------------------------------
  Ending balance                                                       17,741            17,811              17,898
---------------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
  Beginning balance                                                     7,547             7,153                 356
  Equity portion of convertible notes                                       0                 0               7,255
  Deferred interest on convertible notes                                  487               466                   0
  On renegotiation of debenture interest                                    0                 0                (386)
  On cancellation of shares                                                 0               (72)                (72)
---------------------------------------------------------------------------------------------------------------------
  Ending balance                                                        8,034             7,547               7,153
---------------------------------------------------------------------------------------------------------------------
CURRENCY TRANSLATION ADJUSTMENT
  Beginning balance                                                         0                 0                (596)
  Deferred gain (loss) incurred during year                                 0                 0                (425)
---------------------------------------------------------------------------------------------------------------------
  Ending balance as previously stated                                       0                 0              (1,021)
  Adjustment to reflect change of accounting policy
  for foreign exchange gains (losses) (note 2 (i))                          0                 0               1,021
---------------------------------------------------------------------------------------------------------------------
  Ending balance as restated                                                0                 0                   0
---------------------------------------------------------------------------------------------------------------------
DEFICIT
  Beginning balance                                                   (22,283)          (19,654)            (19,285)
  Dividends on other paid-in capital                                     (488)             (518)               (241)
  On cancellation of shares                                              (113)                0                   0
  Net income (loss)                                                       319            (2,111)               (128)
---------------------------------------------------------------------------------------------------------------------
  Ending balance as restated                                          (22,565)          (22,283)            (19,654)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
  Ending balance as previously stated                                        0                 0            (18,633)

  Adjustment to reflect change of accounting policy
   for foreign exchange gains (losses) (note 2 (i))                          0                 0             (1,021)
---------------------------------------------------------------------------------------------------------------------
  Ending balance as restated                                                 0                 0            (19,654)
---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                              $3,210            $3,075             $5,397
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                          2003               2002               2001
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                                      $319           $(2,111)             $(128)
  Operating items not using cash                                        1,660             3,888              3,887
---------------------------------------------------------------------------------------------------------------------

OPERATING CASH FLOW                                                     1,979             1,777              3,759
---------------------------------------------------------------------------------------------------------------------

CHANGES IN NON-CASH WORKING CAPITAL
  Accounts receivable                                                    (136)              133                218
  Inventory                                                                76                73                (42)
  Deposits and prepaid expenses                                           239                51               (212)
  Accounts payable and accrued liabilities                               (756)             (135)              (974)
---------------------------------------------------------------------------------------------------------------------

                                                                         (577)              122             (1,010)
---------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                                   1,402             1,899              2,749
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of fixed assets                                            (388)           (1,215)            (2,817)
  Acquisition of other assets and pre-opening costs                      (254)                0               (140)
  Acquisition of trademark                                                  0                 0                (23)
---------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                        (642)            (1,215)           (2,980)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Deferred finance charges                                                  0                 (5)              (97)
  Repurchase of shares                                                   (210)              (234)             (157)
  Proceeds from long-term debt                                              0                  0                73
  Repayment of long-term debt                                            (684)              (825)             (262)
---------------------------------------------------------------------------------------------------------------------

CASH USED IN FINANCING ACTIVITIES                                        (894)            (1,064)             (443)
---------------------------------------------------------------------------------------------------------------------

OUTFLOW OF CASH                                                          (134)              (381)             (674)
CASH, BEGINNING OF YEAR                                                   670              1,051             1,725
---------------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                                        $536               $670            $1,051
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for
    Interest                                                             $338               $516              $302
    Income taxes                                                         $310                $41                $0
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION AND ECONOMIC DEPENDENCE

         These financial statements include the accounts of Elephant & Castle Group Inc. ("the Company") and its wholly-owned subsidiaries described below. All significant inter-company balances and transactions are eliminated.

         (a) The Elephant and Castle Canada Inc. ("the Canadian subsidiary") owns and operates English style restaurants across Canada under the name "The Elephant & Castle Restaurant and Pub";

         (b) Elephant & Castle Inc. ("the US subsidiary" incorporated in Texas) and its subsidiaries own and operate English style restaurants in Washington, Pennsylvania, Massachusetts, California and Illinois.

                  One such subsidiary, E&C Chicago Corporation, owns E&C San Francisco LLC, a single purpose entity which is the ownership vehicle for the Company's one-third stake in BC Restaurants LLC, a joint venture company which manages the Elephant & Castle restaurant in San Francisco. (note 2(m));

         (c) Alamo Grill, Inc. ("Alamo" incorporated in Indiana) owns and operates a red meat steak house at the Mall of America, Bloomington, Minnesota. (Note 11(b)(iii));

         (d) Elephant & Castle International, Inc. incorporated in Texas, franchises the Elephant & Castle British-style pub and restaurant and Alamo Steakhouse & Grill concept.

         Prior to the year ending December 29, 2002, these financial statements also included the Company's proportionate shares of revenues and expenses from its interest in a joint venture established to develop and operate Rainforest theme restaurants in Canada.

         The Company has debt obligations to General Electric Investment Private Placement Partners II ("GEIPPPII") to be repaid in cash totalling $3,900 US by September 1, 2005 as described in note 6 and, if unable to generate sufficient earnings before interest, taxes, depreciation and amortization, as outlined in note 7, will become obliged to repay GEIPPPII a further $5,000 US plus accrued interest, on September 1, 2005. The Company is further indebted in the amount of $693 US for subordinated notes, also due by September 1, 2005.

         In addition to being lenders to the Company as described above, GEIPPPII also owns approximately 62% of the issued and outstanding common shares of the Company.

         Accordingly, the Company is economically dependent on GEIPPPII for continued financial support.

         These consolidated financial statements have been prepared assuming the Company will continue as a going concern, realizing its assets and discharging its liabilities in the normal course of business.

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS) (IN THOUSAND OF DOLLARS)
--------------------------------------------------------------------------------

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

                  This policy was adopted during the year ending December 29, 2002 in line with the recommendations of the Canadian Institute of Chartered Accountants ("CICA"). Previously, Goodwill was recorded at cost and amortized on a straight-line basis over periods from 10 to 40 years.

         (e)      Intangible assets

                  Intangible assets are amortized over their useful lives, unless the life is determined to be indefinite, in which case no amortization is taken. Intangible assets are tested for impairment on an annual basis or when events occur that may indicate impairment.

                  Liquor licences are recorded at cost of original acquisition. They are short lived assets, and additional costs are incurred on an on-going basis to maintain and renew them. These additional costs are charged directly to operations, so no amortization is charged against the original cost.

         (f)      Pre-opening costs

                  Pre-opening costs represent amounts for staff training costs, payroll for trainees, rents paid prior to opening, travel and accommodation of trainers and supplies consumed prior to opening which were all incurred to open new locations. These costs are amortized on a straight-line basis over 12 months.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (g)      Other assets

                  The following other assets are recorded at cost and amortized annually as follows:

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

                  Gains and losses arising from this translation of foreign currency are included in net income . This policy was adopted for the year ending December 29, 2002 in line with the recommendations of the CICA. Previously, unrealised gains and losses on long-term monetary assets and liabilities were deferred and amortized over the lives of those assets. The new policy was applied retroactively, and prior year comparatives were retroactively restated to reflect this change of policy. This resulted in a decrease in net income of $425 for 2001.

         (j)      Net income (loss) per share

                  Net income (loss) per share computations are based on the weighted average number of common shares outstanding during the year. Options to purchase 584,000 common shares were outstanding as of December 28, 2003 but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares throughout the year and, therefore, the effect would be anti-dilutive. The conversion of restated and amended junior secured notes (note 7(a)) and the payment of interest thereon through common share issuances were not included in the computation of diluted earnings per share because, as per CICA Handbook section 3500.46(c), "the presumption that such notes will be settled with common shares is overcome by past experience." For 2002 and 2001, the conversion of the junior secured notes and the payment of interest thereon through common share issuances and the assumed exercise of stock options had an anti-dilutive effect and therefore, diluted earnings per share was not calculated for either of these years.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSAND OF DOLLARS)
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (k)      Use of estimates

                  The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

         (l)      Stock based compensation

                  During the year ended December 29, 2002, the Company adopted the new recommendations of the CICA on Stock-Based Compensation. These recommendations allow the Company to apply the intrinsic value method in accounting for its employee stock option plans. Compensation expense is recorded when options are granted at discounts to market. Options granted to non-employees are accounted for using the fair value method.


         (m)      Joint venture

                  In 2002 the Company signed a joint venture agreement to open an Elephant & Castle restaurant in the new Club Quarters hotel in San Francisco. This restaurant opened for business on March 28, 2003.

                  Neither the Company, nor its joint venture partner has unilateral control over major strategic, investing and financing decisions. Accordingly, the Company accounts for this operation as a joint venture and uses the proportionate method of consolidation.

                  Revenues, costs, assets and liabilities proportionate to the Company's one-third ownership stake are included in the 2003 financial statements. Additional costs have been recorded to reduce the Company's profit share to 15% in 2003, consistent with the sliding scale of profit participation detailed in the joint venture agreement. (note 15(b)).

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------

3.       FIXED ASSETS

         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------
                                                                                        2003
                                                                                       Accumulated
                                                                                     Depreciation &
                                                                            Cost      Amortization              Net
         -----------------------------------------------------------------------------------------------------------
         Leasehold improvements                                          $13,892            $8,132           $5,760
         Furniture and fixtures                                            6,836             4,655            2,181
         China, glassware and cutlery                                        458                 0              458
         Computer equipment                                                  900               575              325
         -----------------------------------------------------------------------------------------------------------
                                                                         $22,086           $13,362           $8,724
         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------

                                                                                        2002
                                                                                       Accumulated
                                                                                     Depreciation &
                                                                            Cost      Amortization              Net
         -----------------------------------------------------------------------------------------------------------
         Leasehold improvements                                          $14,689            $7,419           $7,270
         Furniture and fixtures                                            7,711             5,177            2,534
         China, glassware and cutlery                                        482                 0              482
         Computer equipment                                                  935               625              310
         -----------------------------------------------------------------------------------------------------------
                                                                         $23,817           $13,221          $10,596
         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------

4.       OTHER ASSETS

         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------
                                                                                                2003           2002
         -----------------------------------------------------------------------------------------------------------
         Deferred finance costs                                                                 $296           $580
         Trademark                                                                                24             24
         Deferred franchise costs                                                                  7              8
         Other                                                                                    71             92
         -----------------------------------------------------------------------------------------------------------

                                                                                               $ 398          $ 704
         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------

5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------
                                                                                               2003            2002
         -----------------------------------------------------------------------------------------------------------
         Trade payables                                                                      $1,600          $1,813
         Occupancy and other operating expenses                                                 520             205
         Accrued salaries, wages and related taxes                                              808             817
         Closing costs and legal settlement                                                      29             538
         Debt redemption and other interest costs                                             1,010             696
         Sales taxes                                                                            226             273
         Other payables                                                                         181             410
         Prepaid supplier rebates                                                                50             100
         Provision for income taxes (note 9)                                                    257             585
         -----------------------------------------------------------------------------------------------------------

                                                                                             $4,681          $5,437
         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------

6.       LONG-TERM DEBT

         ----------------------------------------------------------------------------------------------------------
         ----------------------------------------------------------------------------------------------------------
                                                                                          2003                2002
         ----------------------------------------------------------------------------------------------------------
         General Electric Investment Private Placement Partners II
         ("GEIPPPII"), a limited partnership, senior secured 6% convertible notes, convertible into common shares at GEIPPPII's option maturing
         September 1, 2005 and originally payable in three quarterly payments beginning February 28, 2002, each in the amount of $125 US, four quarterly payments beginning November 30, 2002, each in the amount of $150 US, four quarterly payments beginning November 30, 2003,
         each in the amount of $175 US, four quarterly payments beginning               $5,099              $6,827
         November 30, 2004, each in the amount of $200 US, and one final instalment due on September 1, 2005 of $2,400 US. Terms have been modified to defer the four quarterly payments each of $175 US, originally beginning November 30, 2003, until September 1, 2005.
         Revised final instalment due on September 1, 2005 is therefore
         $3,100 US. Interest payment at 6% is payable in cash quarterly. A security agreement granting security over a majority of the
         Company's assets has been entered into with the lender (note 7(a))

         Convertible subordinated notes issued in 2000, originally due
         December 31, 2003, but now repayable in quarterly instalments of $38
         US beginning November 30, 2003 with one final instalment due on
         September 1, 2005 of $546 US. Interest at 8% per annum payable                    852               1,071
         quarterly in cash or common shares. Notes unpaid and not
         converted by December 31, 2003 are uplifted by a 25% premium on the principal. (notes 7(a) and 16).

         Capital lease obligations repayable over terms ranging from 36                     90                 173
         to 60 months, interest rates average 13%
         ----------------------------------------------------------------------------------------------------------


                                                                                         6,041               8,071
         Less:  Current portion                                                            477               1,058
         ----------------------------------------------------------------------------------------------------------
                                                                                        $5,564              $7,013
         ----------------------------------------------------------------------------------------------------------
         ----------------------------------------------------------------------------------------------------------

         Long-term debt principal repayments due in each of the next five fiscal years are as follows:

         --------------------------------------------------
         2004                           $   477
         2005                             5,554
         2006                                 9
         2007                                 1
         2008                                 0
         --------------------------------------------------

                                         $6,041
         --------------------------------------------------
         --------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------

7.       CAPITAL STOCK

         (a) In December 2000 the Company reached an agreement with the holders of its 8% notes whereby $1,583 US ($2,374 CDN.) was converted into 791,250 shares. During 2001, $1,000 US was renegotiated and included in the $10,000 US of convertible subordinated notes (see below). The conversion rate on the remaining $683 remains unchanged at $4 US per share.

                  In June 2001, the Company and General Electric Investment Private Placement Partners II ("GEIPPPII") agreed to renegotiate the terms on $10,000 US of convertible subordinated notes and debentures held by GEIPPPII. As part of the renegotiation, the Company issued 2,600,000 shares in payment of accrued interest, reduction of future interest rate and issued the following notes:

                  o $5,000 US of the restated and amended senior secured convertible 6% notes (the "senior notes") (note 6); and

                  o $5,000 US of the restated and amended junior secured convertible 6% notes (the "junior notes"), in exchange for the securities to be surrendered by GEIPPII.

                  Both the senior notes and the junior notes shall be convertible into shares of the Company's common shares at the holder's option. However the junior notes are mandatorily convertible into common shares, subject to certain targeted performance requirements to be measured by the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"). These targets were originally as follows:

                  (i) On or after September 1, 2002, $1,250 US of the junior notes would convert into common shares at a conversion price of one dollar ($1.00 US) per share (1,250,000 shares);

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------

7.       CAPITAL STOCK (Continued)

                  (v) Conversion was originally subject only to the Company's meeting certain minimum tests of EBITDA during each twelve month period ended June 30 preceding each such conversion date. The EBITDA targets for mandatory conversion were originally fixed as follows:

                           --------------------------------------------------------------------------------
                           --------------------------------------------------------------------------------
                           12 Month Period                 Conversion Date                          EBITDA
                           --------------------------------------------------------------------------------
                           June 30, 2002                   September 1, 2002                      US$3,000
                           June 30, 2003                   September 1, 2003                         3,750
                           June 30, 2004                   September 1, 2004                         4,500
                           June 30, 2005                   September 1, 2005                         5,000
                           --------------------------------------------------------------------------------
                           --------------------------------------------------------------------------------

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

                           The Company has, however, reached an agreement with GEIPPPII to modify the terms of the junior notes, such that the test for mandatory conversion of all four tranches is dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the junior notes is required at this time. The agreed amended EBITDA targets for the four tranches are now respectively as follows:

                           --------------------------------------------------------------------------------
                           --------------------------------------------------------------------------------
                           12 Month Period                 Conversion Date                          EBITDA
                           --------------------------------------------------------------------------------
                           June 30, 2005                   September 1, 2005                      US$3,000
                           June 30, 2005                   September 1, 2005                         3,750
                           June 30, 2005                   September 1, 2005                         4,500
                           June 30, 2005                   September 1, 2005                         5,000
                           --------------------------------------------------------------------------------
                           --------------------------------------------------------------------------------

                           Interest payments on the junior notes in the amount of 6% shall be payable in arrears. The Company shall have the option to pay up to one-half of the interest in common shares upon each conversion date. The interest paid with shares will be calculated using a conversion price, based upon a market value, not exceeding US$1.00 per share.

                           The junior notes are considered a compound instrument and have been included in these financial statements as part of other paid-in capital. Interest payable with cash has been discounted and included in these financial statements as other liabilities of $8 (2002
                           - $223) and accounts payable and accrued liabilities of $594 as of December 28, 2003 (2002 - $352).

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------

7.       CAPITAL STOCK (Continued)


                  (vi) On initial recognition, the Company presented the above mentioned junior notes as an equity instrument as management believed the Company would meet the EBITDA requirements. In accordance with Canadian generally accepted accounting principles, once initial recognition is made, such determination should not be changed until the triggering event has occurred. Therefore, if the Company does not reach the required EBITDA, the notes will be reclassified as a debt instrument at such time when the conversion feature is no longer available to the Company. For accounting purposes, this would represent a change in estimate and as such, interest from the reclassified notes will be recorded as interest on a prospective basis.

         (b)      Stock option plans have been adopted as follows:

                  (i) The 1993 Founders' option plan set aside 50,000 common shares. Options on the entire 50,000 shares have been granted at $13.20 US
                           ($21.05 CDN.). These options become exercisable on the 5th through 9th anniversary date of granting. All of these options had expired by December
                           29, 2002.

                  (ii) The 1993 employee option plan set aside 50,000 common shares. Options have been granted for approximately 45,000 shares. All options expire on the 5th anniversary date of the grant. 8,916 of the options were exercised and the remaining 36,084 of the options were cancelled by December 29, 2002.

                  (iii) The 1997 employee option plan set aside 200,000 common shares. Options have been granted for 139,000 shares. All options expire on the 5th anniversary date of the grant. None have been exercised through December 29, 2002 and 65,000 of the options were cancelled through December 28, 2003.

                  (iv) The 1993 directors' option plan set aside 10,000 common shares. All have been granted, and all have been cancelled. None have been exercised through December 28, 2003.

                  (v) The 2001 stock options and bonus plan set aside 950,000 common shares of which 400,000 were granted in January 2003. None have been exercised, but 52,500 have been cancelled due to option holders leaving the Company's employment.


                  During the year ended December 28, 2003, 400,000 stock options were granted to employees of the Company. The Company applies the Intrinsic Method in accounting for its stock options granted to employees and accordingly, compensation expense of $Nil (2002 $Nil; 2001 $Nil) was recognised during the year.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS  ENDED  DECEMBER  28,  2003,  DECEMBER  29,  2002  AND
DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------


7.       CAPITAL STOCK (Continued)

                  Had compensation expense been determined as provided using the Fair Value Method, the pro-forma effect on the Company's net income and per share amounts for the years ended December 28, 2003 and December 29, 2002 would have been as follows:

         -----------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------
                                                                                2003               2002
         -----------------------------------------------------------------------------------------------
         Net income (loss) as reported                                         $319            $(2,111)
         Plus (minus) intrinsic value expensed                                    0                  0
         Plus (minus) fair value of stock options                               (79)                 0
         -----------------------------------------------------------------------------------------------

         Net income (loss), pro-forma                                           240             (2,111)
         -----------------------------------------------------------------------------------------------

         Net income (loss) per share as reported                              $0.06             $(0.41)
         Plus (minus) intrinsic value per share expensed                       0.00               0.00
         Plus (minus) fair value per share of stock options                   (0.01)              0.00
         -----------------------------------------------------------------------------------------------

         Net income (loss) per share, pro-forma                                0.05              (0.41)
         -----------------------------------------------------------------------------------------------

         Diluted net income per share as reported                             $0.06
         Plus (minus) diluted intrinsic value per share expensed               0.00
         Plus(minus) diluted fair value per share of stock options            (0.01)

         -----------------------------------------------------------------------------------------------

         Diluted net income per share, pro-forma                               0.05
         -----------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------

                  The Fair Value Method applies the Black-Scholes option-pricing model, using the following weighted average assumptions:

                                                                                        2003              2002
         --------------------------------------------------------------------------------------------------------
                  Expected life (years)                                                 5                 N/A
                  Interest rate                                                         2.50%
                  Volatility                                                            83.81%
                  Dividend yield                                                        0.00%
         --------------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------

7.       CAPITAL STOCK (Continued)

                  Stock option activity is summarized as follows:

                  -------------------------------------------------------------------------------------------------
                  -------------------------------------------------------------------------------------------------
                                                                       Number              Exercise Price
                                                                     of Shares          (US$)          (Cdn.$)
                  -------------------------------------------------------------------------------------------------
                  Balance outstanding,
                    December 31, 2000                                      297,125       $ 12.58 *       $ 21.20
                  2001 - Cancelled/lapsed                                  (20,000)        11.26           17.96
                  -------------------------------------------------------------------------------------------------

                  Balance outstanding,
                    December 30, 2001                                      277,125       $ 12.68 *       $ 20.22
                  2002 - Cancelled/lapsed                                  (40,625)        12.83           20.46
                  -------------------------------------------------------------------------------------------------

                  Balance outstanding,
                    December 29, 2002                                      236,500        $12.60 *        $19.78
                  2003 - Issued                                            400,000          1.00            1.40
                  2003- Cancelled/lapsed                                   (52,500)         1.00            1.40

                  -------------------------------------------------------------------------------------------------

                  Balance outstanding,
                    December 28, 2003                                      584,000         $5.70 *         $8.84
                  -------------------------------------------------------------------------------------------------
                  -------------------------------------------------------------------------------------------------

                 *        Weighted average exercise price.

         (c) During 1999, options for 472,500 common shares were granted to five key executives, four of whom commenced employment with the Company in 1997. None have been exercised and 310,000 of these options were cancelled through December 28, 2003.

         (d) At December 28, 2003, warrants to purchase common shares were outstanding as follows:

                  ----------------------------------------------------------------------------------------------
                  ----------------------------------------------------------------------------------------------
                                                                            Exercise                  Number
                  Expiry Date                                                 Price                 of Shares
                  ----------------------------------------------------------------------------------------------

                  2006                                                      US $1.00                1,869,744
                  ----------------------------------------------------------------------------------------------
                  ----------------------------------------------------------------------------------------------

                  The shareholders approved at the Annual General Meeting on June 29, 2001 the issue of five year warrants with a US $1.00 price on a one for one basis for the then outstanding shares, with the exception of the 2,600,000 shares issued to GEIPPII in respect of debenture interest. Shares currently trade with the warrants attached.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003,  DECEMBER 29, 2002
AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------

8.       FINANCIAL INSTRUMENTS

         (a)      Fair value

                  The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

                  The carrying values of convertible subordinated debentures held by General Electric Investment Private Placement Partners II and convertible subordinated notes issued in February 2000 approximate their fair value because fair values for similar debt instruments have remained relatively consistent with the carrying values of these instruments over the past year.

         (b)      Credit risk

                  The Company's financial assets that are exposed to credit risk consist primarily of cash and accounts receivable. Cash is placed with major financial institutions rated in the two highest grades by nationally recognized rating agencies. Credit risk from customer exposure is nominal due to the nature of the business.

         (c)      Interest rate risk

                  The Company's current monetary assets and liabilities are not exposed to significant interest rate risk due to their relatively short term nature and the stability of short term interest rates. The Company is exposed to interest rate price risk to the extent that its long-term debts are at fixed rates of interest.

         (d)      Translation risk

                  The Company translates the results of US operations into Canadian currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. 48% of the Company's sales are in US dollars and all US operating costs are also incurred in US dollars. The US operation generates revenues in excess of associated costs, so some translation risk remains on the surplus.

                  99% of the Company's long-term debt is in US dollars, as are the interest and principal payments associated with it. The Company does not have forward currency contracts to cover these scheduled US dollar payments, and the exchange rate may vary from time to time, but the operating profits of the US operations provide some reduction to the resulting translation risk.

9.       CONTINGENCIES

         (a) In 1989 and 1990, the Canadian subsidiary received Notices of Reassessment from Canada Revenue Agency ("CRA") and the Ontario Ministry of Revenue regarding a construction allowance received in 1984 from the landlord for its former Sarnia, Ontario location. The reassessment has been under appeal since 1989. A portion of the dispute was settled in the Company's favour and a tax provision of $125 was made in 2001 for the estimated remainder of the dispute. Based on communications with the CRA and the Ontario Ministry of Revenue, the Company increased its provision to $585 as at December 29, 2002.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003,  DECEMBER 29, 2002
AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------

9.       CONTINGENCIES (Continued)

                  During 2003, the Company made a payment of $95 to the CRA in final settlement of the total amount due for federal tax. Subsequently, the Company has received a further demand from the CRA for $209. The Company does not believe that the CRA has any valid basis for this demand, and has written to the CRA disputing this additional amount. During 2003 the Company has also made instalment payments of $56 to the Ontario Ministry of Finance, leaving a balance owing of $48. As at December 28, 2003 the Company has reduced its provision to $257, representing the $48 owed to the Ontario Ministry of Finance and the disputed balance of $209 claimed by the CRA.

         (b) In December 2003, the Company received claims from three current and one former kitchen employee of its San Diego restaurant in relation to non-payment of wages for breaks which are deemed to be paid. These four claims totaled $63 (US $45) and were settled in early 2004 for $34 (US $24). One additional claim of $10 (US $7) has since been received, and is being reviewed by the Company. The Company believes that there may be other current and former employees who could be able to make claims of a similar nature. The Company made a provision of $63 (US $45) in the year ended December 28, 2003 against the four original claims and any subsequent claims. The Company is in the process of reviewing its procedures for recording paid breaks in all of its restaurants.

10.      COMMITMENTS

         The subsidiaries are committed to leases on their restaurant locations extending into the 2013 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:

         -----------------------------------------------------------------------
         -----------------------------------------------------------------------
         2004                                                            $1,611
         2005                                                             1,247
         2006                                                               995
         2007                                                               997
         2008 to 2013 inclusive                                           2,331
         -----------------------------------------------------------------------
                                                                         $7,161
         -----------------------------------------------------------------------
         -----------------------------------------------------------------------

         Each of the aforementioned restaurant leases provide for the payment of additional rent based on percentages of gross annual revenue in excess of minimum rents, or other graduated formulae derived from gross revenue as defined in the particular lease agreements. The percentages range from 3% to 12%.

         The Company has guaranteed payments for the regular purchase of liquor by way of letters of credit for $66 with its main Canadian banker.

11.      RESTAURANT CLOSING COSTS, IMPAIRMENT
         OF GOODWILL AND OTHER INTANGIBLE ASSETS

         (a) RESTAURANT CLOSING COSTS FOR 2003 WERE COMPRISED OF THE FOLLOWING:

                  (i) Closure of Elephant & Castle restaurant at BCIT, Burnaby, Vancouver, BC

                  The Company closed its BCIT location on June 15, 2003, on expiry of the lease. Capital asset write-downs and other closure costs totalled $89.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------

11.      RESTAURANT CLOSING COSTS,  IMPAIRMENT
         OF GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

                  (ii) Closure of Elephant & Castle restaurant at West Edmonton Mall, AB

                  On January 16, 2004 the Company closed its restaurant located in the West Edmonton Mall, AB, on expiry of the lease. Capital asset write-downs and estimated other closure costs totalled $210.

                  (iii) Write-back of surplus provisions in relation to stores closed in 2002

                  In the year ended December 29, 2002 the Company made provision for the closure of its Elephant & Castle restaurant at Bellis Fair, Bellingham, WA and of its only Alamo Steakhouse and Grill restaurant at Mall of America, Bloomington, MN. Provision was also made for the costs of closing the Company's Alamo office in Minnesota.

                  Actual costs were $167 less than expected, mainly reflecting the payment of $126 in termination fees by two Alamo Steakhouse and Grill franchisees who opted to terminate their franchise agreements in 2003.

         (b) RESTAURANT CLOSING COSTS FOR 2002 WERE COMPRISED OF THE FOLLOWING:

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

                  (ii) Closure of Elephant & Castle restaurant at Bellis Fair, Bellingham, WA

                  On October 14, 2002 the Company closed its unsuccessful Elephant & Castle restaurant located in Bellingham, WA. The lease of this location was due to expire in 2005. The Company reached an agreement with the landlord to terminate the lease early in exchange for the surrender of substantially all of the assets at that location, and the payment of an agreed level of compensation for loss of rent. Provision for the disposal of assets, payment for loss of rent and other closing costs was made, resulting in a charge to earnings of $425 in 2002.

                  (iii) Closure of Alamo Steakhouse & Grill restaurant at Mall of America, Bloomington, MN

                  The Company's lease for its only owned Alamo Steakhouse & Grill restaurant at Mall of America, Bloomington, MN expired in January 2003. Since this location was loss making, the Company did not seek to renew the lease, and the restaurant was closed on January 5, 2003. Full provision for the disposal of assets, payment of one month's rent, the closure of the Alamo office and other closing costs was made, resulting in a charge to earnings of $288 in 2002.

         (c) IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS IN 2002 COMPRISE

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------

11.      RESTAURANT CLOSING COSTS, IMPAIRMENT
         OF GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)


                  (ii)     Write off of other intangible assets

                  In 2002, the Company reviewed the carrying value of its intangible assets in line with the current recommendations of the CICA. This review resulted in a write-down of other intangible assets, resulting in a charge to earnings of $653 in 2002 :

                           Franchise development costs        $272
                           Trademarks                         $107
                           Other                              $274

12.      INCOME TAXES

                  The components of the future income tax benefits at December 28, 2003 and December 29, 2002, are as follows:

         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------
                                                                                       2003                  2002
         -----------------------------------------------------------------------------------------------------------
         Future income tax benefits
           Tax benefit of non-capital loss carry forwards                             $6,254                $7,064
           Tax benefit of capital loss carry forwards                                  1,403                 1,426
           Fixed asset values for tax purposes in excess of book values                  756                   465
         -----------------------------------------------------------------------------------------------------------
                                                                                       8,413                 8,955
         Valuation allowance                                                          (5,339)               (5,442)
         -----------------------------------------------------------------------------------------------------------
         Net future income tax benefits                                               $3,074                $3,513
         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------


         The Company has the following available tax losses, the partial benefits of which have been recorded in these financial statements:

         (i) Non-capital losses of approximately $5,200 which can be applied against future income for Canadian tax purposes up to and including 2008.

         (ii) Operating losses of approximately US $9,200 (CDN $12,000) which may be carried forward to apply against future years' income for United States income tax purposes expiring up to 2021.

         (iii) Net capital losses of approximately $9,678 which can be applied against future capital gains income for Canadian tax purposes indefinitely.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)




13.      RELATED PARTY TRANSACTIONS

         (a) Included in general and administrative expenses are consulting fees paid to two directors and shareholders of $60 (2002 - $62) (2001 - $49).

         (b) GEIPPPII (note 6) is related to the Company by way of its share ownership in the Company and the election of two directors to the Board. Interest payments totalled $704 in 2003, $738 in 2002, and $852 in 2001 consisting of cash of $266 in 2003, $432 in 2002 and $215 in 2001; the balance was deferred or paid by share issuances. (note 7).

14.      GEOGRAPHIC SEGMENTED DATA

         ---------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------
                                                                         2003               2002             2001
         ---------------------------------------------------------------------------------------------------------
         Sales to unaffiliated customers
           Canada                                                     $19,381            $20,219          $25,083
           United States                                               18,072             23,301           21,750
         ---------------------------------------------------------------------------------------------------------
                                                                      $37,453            $43,520          $46,833
         ---------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------

        Capital assets, other assets and goodwill
           Canada                                                      $3,662             $4,949           $5,659
           United States                                                5,460              6,351            9,385
         ---------------------------------------------------------------------------------------------------------

                                                                       $9,122            $11,300          $15,044
         ---------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP)

         (a)      US accounting pronouncements

                  (i) In July 2001, FASB issued Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This statement includes requirements to test Goodwill and indefinite lived intangible assets for impairment rather than amortization. This statement is effective for years beginning December 15, 2001. For the year ended December 29, 2002, the Company has adopted the current recommendations of the Canadian Institute of Chartered Accountants, which are now consistent with the above treatment.

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (Continued)


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

                  (iv) In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, an interpretation of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both public and private that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

                  (v) On April 30, 2003, the FASB issued Statement No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes the adoption of Statement 149 will not have any effect on its consolidated financial position, results of operations or cash flows.

                  (vi) In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). These requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company believes the adoption of Statement 150 will not have any effect on its consolidated financial position, results of operations or cash flows.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (Continued)

         (b) Reconciliation of total assets, liabilities and shareholders' equity (deficit)

                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------
                                                                                        2003                 2002
                  --------------------------------------------------------------------------------------------------
                  Total assets for Canadian GAAP                                      $13,940               $16,806
                  Adjustments to US GAAP                                                 (779)                  226
                  --------------------------------------------------------------------------------------------------

                  Total assets for US GAAP                                             13,161                17,032
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------
                  Total liabilities per Canadian GAAP                                 $10,730               $13,731
                  Adjustments to US GAAP                                                8,260                 8,133
                  --------------------------------------------------------------------------------------------------
                  Total liabilities for US GAAP                                        18,990                21,864
                  --------------------------------------------------------------------------------------------------
                  Total equity (deficit) for Canadian GAAP                             $3,210                $3,075
                  Adjustment to US GAAP                                                (9,039)               (7,907)
                  --------------------------------------------------------------------------------------------------

                  Total equity (deficit) for US GAAP                                   (5,829)               (4,832)
                  -------------------------------------------------------------------------------------------------

                  Total equity (deficit) and liabilities for US GAAP                  $13,161               $17,032
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------

                  For Canadian GAAP purposes convertible debt (junior notes) and related costs are recorded in the books as equity if the debt is convertible into common shares of the Company at the option of the issuer. For US GAAP purposes these amounts have been reclassified as a liability.

                  For Canadian GAAP purposes, the Company uses the proportionate method of consolidation to record its one third ownership stake in the joint venture Elephant & Castle restaurant in San Francisco, CA. For US GAAP purposes these amounts would have been recorded as single line entries representing income from joint venture and investment in joint venture.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)



15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (Continued)

         (c) Reconciliation of earnings (loss) reported in accordance with Canadian GAAP and US GAAP:

                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------
                                                                              2003            2002             2001
                  --------------------------------------------------------------------------------------------------
                  Net income (loss) - Canadian GAAP                           $319         $(2,111)           $(128)
                  Adjustments decreasing (increasing) net loss
                  Amortization of improvement costs *                           (3)            (10)             (61)
                  Dividend  on  paid-in  capital  that  would  be
                  treated as interest under US GAAP (note 7(a))               (488)           (518)            (241)
                  Pre-opening costs, expensed under US GAAP                    (64)             55              (55)
                  --------------------------------------------------------------------------------------------------
                  Net loss US GAAP                                            (236)         (2,584)            (485)
                  --------------------------------------------------------------------------------------------------
                  Net income (loss) per common share
                    Canadian GAAP - Basic                                   $ 0.06         $ (0.41)         $ (0.03)
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------
                    US GAAP - Basic                                        $ (0.05)        $ (0.50)         $ (0.12)
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------
                  Weighted average number of shares
                   outstanding                                           5,163,271       5,163,354        3,890,000
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------

                  * Under US GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease.

16.      SUBSEQUENT EVENTS

         On January 26, 2004, the Company issued 81,900 shares of common stock to the holders of its subordinated notes in consideration of these note holders having agreed to a deferral of consideration which would otherwise have been payable on December 31, 2003 (note 6).

         On March 9, 2004, the Company agreed to issue 816,250 warrants to GEIPPPII to purchase common shares at an exercise price of US $1.00, with a five year term.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

(Registrant)  Elephant & Castle Group Inc.

By       S/RICHARD BRYANT
         --------------------------------------------
         RICHARD BRYANT, CHAIRMAN, CEO & DIRECTOR

Date     MARCH 9, 2004


By       S/ROGER SEXTON
         --------------------------------------------
         ROGER SEXTON, VP FINANCE/CFO

Date     MARCH 9, 2004


By       S/JEFFREY BARNETT
         --------------------------------------------
         JEFFREY BARNETT, DIRECTOR

Date     MARCH _9, 2004

By       S/GEORGE PITMAN
         --------------------------------------------
         GEORGE W. PITMAN, DIRECTOR

Date     MARCH 9, 2004

By       S/DAVID WIEDERECHT
         --------------------------------------------
         DAVID WIEDERECHT, DIRECTOR

Date     MARCH 9, 2004

By       S/COLIN STACEY
         --------------------------------------------
         COLIN STACEY, DIRECTOR

Date     MARCH 9, 2004


By       S/RICHARD KELLEHER
         --------------------------------------------
         RICHARD KELLEHER, DIRECTOR

Date     MARCH 9, 2004


By       S/THOMAS CHAMBERS
         --------------------------------------------
         THOMAS CHAMBERS, DIRECTOR

Date     MARCH 9, 2004

                                INDEX TO EXHIBITS
                                -----------------



EXHIBITS
--------



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

3.5      Amendment to Articles of Association of
         Registrant, dated March 23, 2000                              *******

3.6      Memorandum of Agreement dated October 19,
         1999 between the Company and a shareholder
         group relative to governance of the Corporation               *******

4.1      Form of certificate evidencing shares
         of Common Stock                                                     *

4.2      Form of Underwriter's Warrant Agreement
         between Registrant and the Underwriter                              *

4.3      Form of Convertible Subordinated Note
         issued in Delphi Financing                                      *****

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

EXHIBITS
--------



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

10.17    Abstract of Holiday Inns Hotels Exclusivity  Agreement
         re: franchise facilities                                      *******

10.18    Form of Franchise Agreement for Alamo Grill                   *******

10.19    Form of Franchise Agreement for Elephant & Castle             *******

10.20    Lease Abstract of Elephant & Castle Group, Inc.
         (Chicago, Illinois)                                          ********


EXHIBITS
--------



10.21    Operating Agreement of BC Restaurants, LLC                  *********

10.22    Member Control Agreement of BC Restaurants, LLC             *********

10.23    Management Agreement with E & C San Francisco, LLC          *********

10.24    License Agreement with Elephant & Castle
         International, Inc.                                         *********

10.25    Agreement with Elephant & Castle International, Inc.        *********

10.26    Lease Abstract of Elephant & Castle Group, Inc.
         (San Francisco, California)                                 *********

21       List of Subsidiaries                                             ****

24.1     Irrevocable Consents and Power of Attorney on Form F-X              *

31.1     Section 302 Certification of Chief Executive Officer
         - September 28, 2003                                       **********

31.2     Section 302 Certification of Chief Financial Officer
         - September 28, 2003                                       **********

31.3     Section 302 Certification of Chief Executive Officer        X
         - December 28, 2003

31.4     Section 302 Certification of Chief Financial Officer        X
         - December 28, 2003

32.1     Section 906 Certification of Chief Executive Officer       **********
         - September 28, 2003

32.2     Section 906 Certification of Chief Financial Officer       **********
         - September 28, 2003

32.3     Section 906 Certification of Chief Executive Officer       X
         - December 28, 2003

32.4     Section 906 Certification of Chief Financial Officer       X
         - December 28, 2003


         CERTIFICATION EXHIBITS

99.1     Canadian Declaration as of May 11, 1990,
         claiming the trade name "The Elephant and
         Castle"                                                    *

99.2     Filing receipt dated February 5, 1993, for
         US service mark application "E&C"                          *

99.3     Filing receipt dated February 5, 1993, for
         US service mark "Elephant Mug"                             *

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

*****             Filed with Registrant's 10-K for Fiscal Year Ended
                  December 27, 1998

******            Filed with Registrant's 8-K dated December 8, 1999

*******           Filed with Registrant's 10-K dated December 27, 1999

********          Filed with Registrant's 10-K dated December 31, 2000

*********         Filed with Registrant's 10-K dated December 29, 2002

**********        Filed with Registrant's 10-Q dated September 28, 2003