Form 10-K/A
period 2003-12-28
ELEPHANT & CASTLE GROUP INC
filed 2004-04-28
CIK 899849

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KA

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KA.[ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES    NO  X
                                      ---    ---

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

Securities registered pursuant to Section 12(b) of the Act:

         None.

Securities registered pursuant to Section 12(g) of the Act:

                                         OTCBB        NUMBER OF
   TITLE OF EACH CLASS                   SYMBOL       SHARES OUTSTANDING
   -------------------                   ------       ------------------
Common Stock, without par value         PUBSF         5,228,504 (a)


(a) Calculated as of February 2, 2004

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-KA contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the results of operations and businesses of the Company. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such-forward looking statements include, among other, the following possibilities: (i) fluctuations in foreign currency exchange rates; (ii) heightened competition, the entry of new competitors; (iii) the inability to carry out development plans or to do so without delays; (iv) loss of key executives; and (v) general economic and business conditions. The Company does not intend to update these cautionary statements.

         AVAILABLE INFORMATION. The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). Its Commission file number is 1-12134. The public may read and copy any materials filed by the Company with the SEC at the SEC's public reference room, 450 5th Street, N.W., Washington, D.C. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The Company's internet website address is: www.elephantcastle.com
            ----------------------

         The Company also makes available, free of charge, through its internet website, its annual report on Form 10-KA, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, each as soon as reasonably practicable after the same are electronically filed with, or furnished to the SEC. The Board of Directors has recently adopted a Code of Ethics which will be printed as an exhibit to the Company's Proxy Statement in connection with its 2004 Annual Meeting of Shareholders.

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

         US$1,582,000 of the '99 Notes were previously converted into Common Stock at $2 per Share (adjusted for the 1 for 2 stock consolidation). At December 28, 2003, US$683,000 in face amount of the remaining '99 Notes remained outstanding. In the last quarter of 2003, the terms of the '99 Notes were renegotiated and the holders of the '99 Notes have agreed to accept quarterly payments equivalent to 4.5% of the original principal, plus 25% premium, per quarter. This arrangement continues until September 2005, when the balance of the '99 Notes, including premium, are due. Interest accrues on the unpaid principal, plus 25% premium, at a rate of 8% per annum. The holders of the '99 Notes received an aggregate of 81,900 Common Shares in consideration of such extended terms of payment. The grant of the additional Common Shares will be expensed in 2004.

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
(Joint venture)


OTHER NON-MALL LOCATIONS
------------------------
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


The Company also currently operates 6 mall based restaurants, all of which are in Canada. The following table provides opening date, square footage and indoor seating capacity information with respect to each of the mall based restaurants currently in operation:


                                                                      INDOOR
CITY                 MALL               OPENING DATE   SQUARE FEET    SEATING(A)
----                 ----               ------------   -----------    ----------
Ottawa, Ont          Rideau Center        Mar. 1983     7,119         280
West Edm., Alb       West Edmonton B)     Jul. 1988     6,500         245
Edmonton, Alb        Eaton Center         Sep. 1988     5,939         225
Victoria, B.C        Eaton Center         Jun. 1989     5,640         225
Saskatoon, Sask.     Midtown Plaza        Oct. 1990     5,815         225
Calgary, Alb         Eaton Center         Dec. 1990     5,851         225


(a) Outdoor/patio seating is available at a number of the locations, and not included herein.
(b) Closed January, 2004.

         The following table sets forth, for all restaurants by location, the earliest expiration date of the leases and the minimum annual rent:


                                 EARLIEST
LOCATION                      EXPIRATION DATE        MINIMUM ANNUAL RENT
--------                      ---------------        -------------------
Victoria Eaton Center              2004                    180,000
Winnipeg, Delta Hotel              2004                     60,000
Saskatoon Midtown Plaza            2005                    149,000
Vancouver, Rosedale Hotel          2005                     90,000
Philadelphia, Holiday Inn          2005                    130,000
Calgary Eaton Center               2005                    117,000
San Diego, Holiday Inn             2006                     95,000
Edmonton, Eaton Centre             2007                     63,000
Boston, Club Quarters              2007                     78,000
Ottawa Rideau Center               2008                    165,000
Toronto, Yonge Street              2008                    141,000
Chicago, Club Quarters             2010                    159,000
Toronto, King Street               2011                    110,000
Edmonton, Whyte Ave                2012                    104,000
Seattle, WestCoast Grand           2012                    132,000
San Francisco                      2013                          0

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

SALES

         Sales decreased during the fifty two weeks ended December 28, 2003 to CDN $37,453,000 from CDN $43,520,000 in 2002. The year on year reduction in sales of CDN $6,067,000 comprises:


                                                                      CDN $
Consolidation of US sales at lower exchange rate                  (2,167,000)
Decline in sales from same Canadian stores (-2.6%)                  (504,000)
Increase in sales from same US stores (+1.1%)                        182,000
Impact of stores closed in 2002 and 2003                          (4,346,000)
Sales from new stores opened in 2003                                 630,000
Changes in other income                                              138,000

Total change in sales versus 2002                                 (6,067,000)



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

                                                                      CDN $
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

                                                                    (309,000)

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

GENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs increased from 8.1% of sales in 2002 to 10.1% in the current period. Declining total sales in CDN$, reflecting the change in the US$ exchange rate, account for 0.5% of this increase. In dollar terms, general and administration costs in 2003, were CDN $3,785,000, an increase of CDN $264,000 versus 2002. This increase comprises:

                                                                      CDN $
Increase in costs of Vancouver office                               (280,000)
Costs of vacated office premises in Vancouver                       (307,000)
Saving from closure of Alamo office, Minnesota                       263,000
Decrease in costs of San Antonio office, due to exchange              60,000

Total increase in G&A costs vs 2002                                 (264,000)

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

         The '99 Notes were originally repayable on December 31, 2003, totaling US $853,000 including a 25% premium on maturity. The holders of the Company's `99 Notes have agreed to accept quarterly payments equivalent to 4.5% of the original principal, plus 25% premium, per quarter. This arrangement continues until September 2005, when the balance of the `99 Notes are due.

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

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages, principal occupation and country of ordinary residence of the Directors and Executive Officers as of the date hereof, and certain information about them, are set forth below:



NAME                           AGE     PRINCIPAL OCCUPATION
Jeffrey M. Barnett (a)         65      Founder and Director
(Canada)

Richard H. Bryant              50      President & Chief Executive Officer
(Canada)                               of the Company

Peter Laurie                   43      Chief Operating Officer
(Canada)                               of the Company

Roger Sexton                   42      Chief Financial Officer
(Canada)                               of the Company

Thomas Chambers (a)            60      President, Senior Partners Services, Ltd.
(Canada)

Richard M. Kelleher (b)        54      Principal, Pyramid Advisors LLC
(U.S.)

George Pitman (b)              62      Founder and Director
(Canada)                               Design Consultant

Colin Stacey (b)               64      Director & Restaurant Consultant
(Canada)

David Wiederecht (a)           47      Vice President,
(U.S.)                                 Alternative Investments, GE Asset
                                       Management Incorporated

--------------------
(a)  Audit Committee as of 2003 - 2004
(b)  Compensation Committee as of 2003 - 2004


EXECUTIVE OFFICERS AND DIRECTORS

         Jeffrey M. Barnett co-founded the predecessor of the Company in 1977 with his twin brother, Peter J. Barnett, and their long-time business colleague, Mr. George W. Pitman. Jeffrey M. Barnett served as Chief Executive Officer for the Company until March of 1998, and Chairman of the Board until July, 1999.

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

         Peter Laurie, was appointed Chief Operating Officer of the Company in September 2002, having previously worked in senior operational management of various casual dining concepts. From 1997 to 2002 Mr. Laurie was employed by Farside Hospitality Ltd dba Cactus Club Cafe.

         Roger Sexton, was appointed Chief Financial Officer of the Company in November 2002, having previously held various senior financial positions at retail companies in the UK. From 2000 to 2002, Mr. Sexton was Controller at Houwellings Nurseries Ltd, and from 1996 to 1999 was employed by Regus Business Centres PLC as UK Finance Director/Group Financial Controller.

         George W. Pitman, co-founded the predecessor of the Company in 1977 and has been continuously involved in the design development of Elephant & Castle restaurants, and construction of new Elephant & Castle restaurants. Mr. Pitman, through his company, G. Pitman Design, continues to be so involved as a consultant to the Company.

         David W. Wiederecht, is Vice President of Private Equity - Alternative Investments for GE Asset Management Investment Incorporated. Mr. Wiederecht is a portfolio manager responsible for implementing new business investments in private markets, including Real Estate and Private Equity for GE Asset Management. He is responsible for in excess of $1.0 billion in private market assets, including hotels, radio stations and internet investments. Prior to joining GE Asset Management in 1988 Mr. Wiederecht held several positions throughout the General Electric Company. Mr. Wiederecht was first elected to the Board of Directors of the Company in January, 1996. Companies in which he also serves as a Director include Edmunds.com, Freeplay Group, Freshnex, Inc., Navigant International, StarStruck/Proteam and The Rittenhouse. He holds a BA in Economics from St. Lawrence University.

         Colin J. Stacey, served as the Vice President and Chief Operating Officer of the Company from August 1997 to December 2002. Previously, Mr. Stacey was President and Chief Executive Officer of Keg Restaurants from 1992 to June of 1997. He has served as a director of the Company since 1997.

         Richard Kelleher, is a principal of Pyramid Advisors LLC, Boston Massachusetts, a hotel management company and advisory firm serving clients in all phases of the hospitality industry. Prior thereto, from 1997 to 1999, Mr. Kelleher served as President and Chief Operating Officer of Promus Hotel Corporation, successor corporation to Doubletree and Guest Quarters, which was partially owned by General Electric. He has served as a director of the Company since 2000.

         Thomas Chambers, F.C.A., is President of Senior Partners Services, and served for 26 years as a Partner in senior management roles with PricewaterhouseCoopers LLP. Tom is an acknowledged leader within the profession and business community on strategic and corporate governance issues. Tom has had significant Board experience, including serving on the Price Waterhouse Board, chairing the Compensation Committee and acting as the non-management Chair for the non-management meetings. While a Director for the Standards Council of Canada, a Federal Crown Corporation, he served as Chair of the Audit Committee and was a member of the Executive Committee.
He has served as a director of the Company since June 25, 2002.

MEETINGS, ATTENDANCE, COMMITTEES

         The Board of Directors of the Company held 7 regular meetings in 2003. The Board maintains two Standing committees: the Compensation Committee and the Audit Committee. Each incumbent director attended at least 75% of the aggregate of: (1) the total number of Board meetings held during the period he was a director; and (2) the number of meetings held by all Committees of the Board on which he served during such period.

         It is the function of the Compensation Committee to review the Company's remuneration policies and practices, administer certain of the Company's incentive compensation and stock option plans, and make recommendations to the full Board with respect to the compensation of executive officers of the Company. Messrs. Colin Stacey, George Pitman and Richard Kelleher have heretofore served as the Compensation Committee. It is the function of the Audit Committee to review the external audit programs of the Company and to make recommendations to the Board of Directors of the Company concerning its appointment of independent auditors, the conduct of the audit and related matters. Messrs. Jeffrey Barnett, Thomas Chambers and David Wiederecht have heretofore served as the Audit Committee. The Committees meet separately from, but usually on the same days as, regularly scheduled Board meetings. The Company does not maintain a nominating committee or one performing similar function.

THE AUDIT COMMITTEE

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

         The Audit Committee makes formal recommendations to management concerning financial controls and is responsible for the retention, review and selection of outside auditors of the Company.

         In 2003 the Board adopted a revised Audit Committee Charter, a copy of which is attached as Exhibit 11.0. , and in 2004 the Board adopted an ethics code for Senior Executive Officers, a copy of which is attached as Exhibit 11.1.


ITEM 11  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth a summary of the compensation of the Chief Executive Officer of the Company and the other most highly paid executive officers of the Company serving as such ("Named Executive Officers") as of the end of the last fiscal year for their services rendered during fiscal years 2003, 2002, and 2001 . All figures are in Canadian dollars, unless otherwise stated. The relative value of the Canadian dollar compared to the U.S. dollar fluctuates from time to time. During 2003, the average value was each CDN $1.00 equals U.S. $0.714.

---------------------------------------------------------------------------------------------
                                                                   Long Term
                                             Annual Compensation  Compensation
                                           -----------------------------------
                                                                    Awards
                                                                  -----------
                                                                  Securities
                                                                     Under        All Other
                                                                    Options     Compensation
Name and Principal Position        Year      Salary       Bonus    Granted(2)        (1)
---------------------------------------------------------------------------------------------
Richard Bryant, President and      2003    $  220,000    $ 25,000       -           $11,981
Chief Executive Officer            2002    $  210,000    $ 30,000       -            $1,494
                                   2001    $  193,269    $ 15,000       -            $1,790
---------------------------------------------------------------------------------------------
Peter Laurie,                      2003    $  132,500    $ 10,938       -           $12,009
Chief Operating                    2002    $   36,058        -          -           $ 7,107
Officer                            2001          -           -          -              -
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                                                                   Long Term
                                             Annual Compensation  Compensation
                                           -----------------------------------
                                                                    Awards
                                                                  -----------
                                                                  Securities
                                                                     Under        All Other
                                                                    Options     Compensation
Name and Principal Position        Year      Salary       Bonus    Granted(2)        (1)
---------------------------------------------------------------------------------------------
David Evans, Vice President,       2003    US$100,000    US$7,000       -         US$10,729
Franchise Development              2002    US$ 96,000    US$7,000       -         US$ 8,043
                                   2001    US$ 96,000    US$7,000       -              -
---------------------------------------------------------------------------------------------
Moez Premji,                       2003    $  101,400    $ 17,820       -            $3,933
Director of Operations -           2002    $   99,000    $ 19,800       -            $1,196
Western Region                     2001    $   96,846    $ 19,000                    $  864
---------------------------------------------------------------------------------------------
John Luvison, Director of          2003    $   97,500    $ 17,100       -            $5,081
Operations - Eastern Region        2002    $   95,000    $ 14,250       -              -
                                   2001    $   92,308    $  9,000       -              -
---------------------------------------------------------------------------------------------

(1) Other compensation consists of medical benefits, life insurance premiums and a rent allowance paid to the Chief Operating Officer.
(2) Adjusted to reflect the 1 for 2 reverse split, which was effective March 23, 2000
(3)      20,000 options were granted in January 2001 and issued in April 2002

         The Company currently does not maintain, and none of the Named Executive Officers are eligible for, deferred compensation, long-term incentive plan payouts, restricted stock awards, or other similar compensatory arrangements.

OTHER COMPENSATION INFORMATION

         The aggregate compensation paid or payable directly to the Company's directors and executive officers as a group (including the Named Executive Officers) by the Company for the year ended December 28, 2003 was $1,034,126. These amounts include salaries, fees, commissions and bonuses, but exclude the value of options granted in partial compensation for salary or bonus. In addition, the directors and executive officers as a group earned taxable benefits in 2003 aggregating $51,234 comprising standard medical benefits and life insurance premiums and a rent allowance for the Chief Operating Officer.

EMPLOYMENT AGREEMENTS

         None of the Company's executive officers, other than Rick Bryant, as President, and Chief Executive Officer has an Employment Agreement with the Company. Mr. Bryant is employed by the Company pursuant to a two year employment agreement, based on an initial base salary of CDN $220,000 with bonus potential of up to 25% of salary, and family life insurance of CDN $600,000. Mr. Bryant is entitled to annual salary review and one year's severance payment in the event of non-renewal of the Employment Agreement after expiration on December 31, 2004.

EMPLOYEE STOCK OPTION AND STOCK COMPENSATION PLANS

         The Board of Directors of the Company has adopted three stock plans, and the Shareholders have ratified such plans. These plans are the 1993 Stock Option Plan (the "1993 Plan") the 1997 Stock Compensation Plan (the "1997 Plan"), and the 2001 Management Stock Option and Bonus Plan (the "2001 Plan"). 50,000 Common shares of the Company were initially set aside for grants pursuant to the 1993 Plan, while 200,000 Common shares of the Company were set aside pursuant to the 1997 Plan, the number of Common shares in each case being adjusted to reflect the 1 for 2 reverse split which became effective on March 23, 2000. Under the 2001 Plan an aggregate of 950,000 Shares (post-split) were reserved for issuance to key employees pursuant to Stock Options ("Options") and Restricted Stock Awards ("Awards"). All employees of the Company and its subsidiaries are eligible for grants of Awards and Options. No more than 750,000 Shares may be used for Options; and no more than 200,000 Shares may be used for Awards. Options may not be granted below the greater of U.S. $1.00 per Share or the fair market value of the Shares on the date of grant. The Plan is administered by the Compensation Committee. To date, Options relating to an aggregate of 400,000 Shares have been granted under the 2001 Plan. Of those amounts, Options relating to 235,000 Shares, and Awards relating to nil Shares, have been granted to executive officers and directors of the Company.


TOTAL OPTIONS/WEIGHTED AVERAGE EXERCISE PRICE

         There were an aggregate of 584,000 options outstanding at December 28, 2003, exercisable at various prices at a weighted average exercise price of U.S. $5.70 per share. The number of options has been adjusted to reflect the 1 for 2 reverse split which was effective March 23, 2000.

COMPENSATION OF DIRECTORS

         Directors who are not employees or officers of the Company (herein the "Outside Directors") were separately compensated for their services as follows:
CDN$2,500 per quarter plus 3,000 Common shares for each year of service. The Chair of the Audit Committee receives an additional CDN$2,500 per quarter. The Chair of the Compensation Committee receives a total of US$5,000 per quarter. Certain Outside Directors have elected not to accept cash compensation and have redirected their Common Share compensation to their employer. No director is currently or was during the past fiscal year indebted to the Company

EXECUTIVE COMPENSATION
REPORT OF THE COMPENSATION COMMITTEE

         The Compensation Committee (the "Committee") is currently composed of three directors, Messrs. Richard Kelleher, Chairman, George Pitman, and Colin Stacey. During 2003 the Committee has not altered or otherwise modified the compensation practices and general rates which previously prevailed for the principal executives of the Company. The Committee reviewed and approved a compensation package for Mr. Bryant, the President and Chief Executive Officer of the Company.



ITEM 12   SECURITY OWNERSHIP OF DIRECTORS, MANAGEMENT &
          CERTAIN BENEFICIAL OWNERS AND RELATED
          STOCKHOLDER MATTERS

         To the knowledge of the directors and executive officers of the Company the following table sets forth, as of the date hereof, information relating to the beneficial ownership of the Company's Common shares by each person known to the Company to be the beneficial owner of more than 10% of the Common shares, by each director and executive officer of the Company and all directors and executive officers as a group:

----------------------------------------------------------------------------------------------------------------------
                 NAME                    NUMBER OF COMMON SHARES BENEFICIALLY      APPROXIMATE PERCENTAGE OF TOTAL
                                            OWNED OR OVER WHICH CONTROL OR      ISSUED AND OUTSTANDING COMMON SHARES
                                                DIRECTION IS EXERCISED
----------------------------------------------------------------------------------------------------------------------
General Electric Investment Private                    3,258,860                                62.1%
Placement Partners II(3)
----------------------------------------------------------------------------------------------------------------------
Jeffrey M. Barnett(1)                                   244,187                                 4.7%
----------------------------------------------------------------------------------------------------------------------
Richard Bryant(1)                                       26,000                              less than 1%
----------------------------------------------------------------------------------------------------------------------
George Pitman (1)                                       75,125                                  1.4%
----------------------------------------------------------------------------------------------------------------------
Colin Stacey(1)                                         25,500                              less than 1%
----------------------------------------------------------------------------------------------------------------------
David Wiederecht(1)(2)                                     -                                      -
----------------------------------------------------------------------------------------------------------------------
Richard Kelleher                                         9,000                              less than 1%
----------------------------------------------------------------------------------------------------------------------
Thomas Chambers                                          6,000                              less than 1%
----------------------------------------------------------------------------------------------------------------------
Peter Laurie                                               -                                      -
----------------------------------------------------------------------------------------------------------------------
Roger Sexton                                               -                                      -
----------------------------------------------------------------------------------------------------------------------
All Insiders, Directors, and Executive                 3,644,672                                69.5%
Officers as a Group
----------------------------------------------------------------------------------------------------------------------

     (1)  Each person was elected as a director at the last Annual General
          Meeting.
     (2) Mr. Wiederecht is employed by GE Asset Management Investment Incorporated, general partner of GEIPPPII (defined below), the holdings of which are separately stated herein. Mr. Wiederecht and GEAM expressly disclaim any beneficial ownership of securities of the Company owned by GEIPPPII.
     (3) Excludes up to 4,707,618 additional Common shares issuable, under certain circumstances on conversion of Convertible Notes held by the Fund.

COMPLIANCE WITH SECTION 16(A) REPORTING

         Each director, officer and beneficial owner of ten percent (10%) or more of a registered class of the Company" equity securities is required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Shares and other equity securities of the Company by specific due dates. During the year ended December 28, 2003, based on the information provided by such persons to the Company all such filing requirements were complied with.



ITEM 13  CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

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

GEIPPPII

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

         Conversion was originally subject only to the Company's meeting certain minimum tests of EBITDA during each twelve month period ended each June 30, preceding each such conversion date. The EBITDA targets for mandatory conversion were originally fixed as follows:

         -------------------------------------------------------------------
         12 Month Period          Conversion Date                    EBITDA
         -------------------------------------------------------------------
         June 30, 2002            September 1, 2002                US$3,000
         -------------------------------------------------------------------
         June 30, 2003            September 1, 2003                   3,750
         -------------------------------------------------------------------
         June 30, 2004            September 1, 2004                   4,500
         -------------------------------------------------------------------
         June 30, 2005            September 1, 2005                   5,000
         -------------------------------------------------------------------

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


         The Company has, however, reached an agreement with GEIPPPII to modify the terms of the junior notes, such that the test for mandatory conversion of all four tranches is dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the junior notes is required at this time. The agreed amended EBITDA targets for the four tranches are now respectively as follows:


             --------------------------------------------------------------
             12 Month Period         Conversion Date                EBITDA
             --------------------------------------------------------------
             June 30, 2005           September 1, 2005            US$3,000
             --------------------------------------------------------------
             June 30, 2005           September 1, 2005               3,750
             --------------------------------------------------------------
             June 30, 2005           September 1, 2005               4,500
             --------------------------------------------------------------
             June 30, 2005           September 1, 2005               5,000
             --------------------------------------------------------------

         Interest payments on the junior notes in the amount of 6% shall be payable in arrears. The Company shall have the option to pay up to one-half of the interest, in common shares upon each conversion date. The interest payment shares will be valued at U.S. $ 0.40.

         The junior notes are considered a compound instrument and have been included in the financial statements as part of other paid-in capital. Interest payable with cash has been discounted and included in the consolidated financial statements as other liabilities of $8 and accounts payable and accrued liabilities of $594 as of December 28, 2003.

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


ITEM 14  DISCLOSURE CONTROLS & PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer (its Principal Executive Officer and Principal Financial Officer respectively) have concluded, based on their evaluation as of a date within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company to the Securities of Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

         In addition, there were no significant changes to the Company's internal controls or in other factors that could significantly affect these controls after their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.


ITEM 15  PRINCIPAL ACCOUNTANT FEES & SERVICES

         The Audit Committee of the Board of Directors has reviewed and discussed the Company's audited financial statements for the year ended December 28, 2003, and discussed with the Company's independent auditors, Pannell Kerr Forster, the matters required to be discussed by Statement of Auditing Standards No. 61, "Communication with Audit Committee," and received the written disclosures and letter from such independent auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and the Audit Committee has discussed with Pannell Kerr Forster that firm's independence from the Company and its management. The aggregate fees billed for professional services rendered by this firm for its audit of the Company's annual financial statements for the year ended December 28, 2003 and for its review of interim statements was CDN $75,000. In addition, Pannell Kerr Foster provided tax consultancy for Canadian Operations, totaling $4,000 for the year ended December 28, 2003. No other services were rendered by Pannell Kerr Forster for the fiscal 2003. The Audit Committee has determined that the provision of such services and the payment of such fees is compatible with the independence of Pannell Kerr Forster as the Company's auditors.

         The Audit Committee of the Board of Directors is composed of three (3) non-management directors, Messrs. Thomas Chambers, Chairman, David Wiederecht and Jeffrey Barnett. Mr. Chambers was added to the Board of Directors in June 2002. The Audit Committee operates under a written Charter adopted by the Board of Directors.

         The Audit Committee has recommended to the Company's Board of Directors the inclusion of the Company's audited financial statements to be included in the Company's Annual Report on Form 10-KA for the fiscal year ended December 28, 2003 to be filed with the U.S. Securities and Exchange Commission, and on such other forms and with such other agencies as required by the fact that the Company is a corporation organized and existing under the laws of British Columbia, Canada and subject to the jurisdiction thereof and regulations thereunder.

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


"Pannell Kerr Forster"


Chartered Accountants

Vancouver, Canada
February 27, 2004

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 28, 2003 AND DECEMBER 29, 2002
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

-------------------------------------------------------------------------------------------------------------------
                                                                                         2003                 2002
-------------------------------------------------------------------------------------------------------------------
ASSETS (note 6)
CURRENT
  Cash                                                                                   $536                 $670
  Accounts receivable                                                                     455                  319
  Inventory                                                                               399                  475
  Deposits and prepaid expenses                                                           290                  529
  Pre-opening costs                                                                        64                    0
-------------------------------------------------------------------------------------------------------------------
                                                                                        1,744                1,993
FIXED (note 3)                                                                          8,724               10,596
FUTURE INCOME TAX BENEFITS (note 12)                                                    3,074                3,513
OTHER (note 4)                                                                            398                  704
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $13,940              $16,806
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

LIABILITIES
CURRENT
  Accounts payable and accrued liabilities (note 5)                                    $4,681               $5,437
  Current portion of long-term debt (note 6)                                              477                1,058
-------------------------------------------------------------------------------------------------------------------
                                                                                        5,158                6,495
LONG-TERM DEBT (note 6)                                                                 5,564                7,013
OTHER LIABILITIES (note 7(a)(v))                                                            8                  223
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                      10,730               13,731
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
CAPITAL STOCK (note 7)
  Authorized
      20,000,000      Common shares without par value
  Issued
        5,146,604 (2002 - 5,144,604) Common shares                                     17,741               17,811
OTHER PAID-IN CAPITAL (note 7(a))                                                       8,034                7,547
DEFICIT                                                                              (22,565)             (22,283)
-------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                              3,210                3,075
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $13,940              $16,806
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (notes 9 and 10)
Approved on behalf of the Board:

   /s/ R. Bryant                            /s/ T. Chambers
.............................  Director   ............................  Director
R. Bryant                                T. Chambers

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

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)


---------------------------------------------------------------------------------------------------------------------
                                                                          2003              2002                2001
---------------------------------------------------------------------------------------------------------------------
NUMBER OF COMMON SHARES ISSUED
  Beginning balance                                                  5,144,604         5,169,604           2,594,604
  Issue of shares
    On renegotiation of debenture interest                                   0                 0           2,600,000
    For services                                                        27,000                 0                   0
    Repurchase and cancellation of shares                             (25,000)          (25,000)            (25,000)
---------------------------------------------------------------------------------------------------------------------
ENDING BALANCE                                                       5,146,604         5,144,604           5,169,604
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
COMMON SHARES ISSUED
  Beginning balance                                                    $17,811           $17,898             $15,966
  Issue of shares
    On renegotiation of debenture interest                                   0                 0               2,017
    For services                                                            16                 0                   0
    Repurchase and cancellation of shares                                 (86)              (87)                (85)
---------------------------------------------------------------------------------------------------------------------
  Ending balance                                                        17,741            17,811              17,898
---------------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
  Beginning balance                                                      7,547             7,153                 356
  Equity portion of convertible notes                                        0                 0               7,255
  Deferred interest on convertible notes                                   487               466                   0
  On renegotiation of debenture interest                                     0                 0               (386)
  On cancellation of shares                                                  0              (72)                (72)
---------------------------------------------------------------------------------------------------------------------
  Ending balance                                                         8,034             7,547               7,153
---------------------------------------------------------------------------------------------------------------------
CURRENCY TRANSLATION ADJUSTMENT
  Beginning balance                                                          0                 0               (596)
  Deferred gain (loss) incurred during year                                  0                 0               (425)
---------------------------------------------------------------------------------------------------------------------
  Ending balance as previously stated                                        0                 0             (1,021)
  Adjustment to reflect change of accounting policy
  for foreign exchange gains (losses) (note 2 (i))                           0                 0               1,021
---------------------------------------------------------------------------------------------------------------------
  Ending balance as restated                                                 0                 0                   0
---------------------------------------------------------------------------------------------------------------------
DEFICIT
  Beginning balance                                                   (22,283)          (19,654)            (19,285)
  Dividends on other paid-in capital                                     (488)             (518)               (241)
  On cancellation of shares                                              (113)                 0                   0
  Net income (loss)                                                        319           (2,111)               (128)
---------------------------------------------------------------------------------------------------------------------
  Ending balance as restated                                          (22,565)          (22,283)            (19,654)
---------------------------------------------------------------------------------------------------------------------
  Ending balance as previously stated                                        0                 0            (18,633)
  Adjustment to reflect change of accounting policy
   for foreign exchange gains (losses) (note 2 (i))                          0                 0             (1,021)
---------------------------------------------------------------------------------------------------------------------
  Ending balance as restated                                                 0                 0            (19,654)
---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                              $3,210            $3,075              $5,397
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001 (CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)

-------------------------------------------------------- --------------------- ------------------ ------------------
                                                                          2003               2002               2001
--------------------------------------------------------- --------------------- ------------------ ------------------
OPERATING ACTIVITIES
  Net income (loss)                                                       $319           $(2,111)             $(128)
  Operating items not using cash                                         1,660              3,888              3,887
--------------------------------------------------------- --------------------- ------------------ ------------------

OPERATING CASH FLOW                                                      1,979              1,777              3,759
--------------------------------------------------------- --------------------- ------------------ ------------------

CHANGES IN NON-CASH WORKING CAPITAL
  Accounts receivable                                                    (136)                133                218
  Inventory                                                                 76                 73               (42)
  Deposits and prepaid expenses                                            239                 51              (212)
  Accounts payable and accrued liabilities                               (756)              (135)              (974)
--------------------------------------------------------- --------------------- ------------------ ------------------

                                                                         (577)                122            (1,010)
--------------------------------------------------------- --------------------- ------------------ ------------------

CASH PROVIDED BY OPERATING ACTIVITIES                                    1,402              1,899              2,749
--------------------------------------------------------- --------------------- ------------------ ------------------

INVESTING ACTIVITIES
  Acquisition of fixed assets                                            (388)            (1,215)            (2,817)
  Acquisition of other assets and pre-opening costs                      (254)                  0              (140)
  Acquisition of trademark                                                   0                  0               (23)
--------------------------------------------------------- --------------------- ------------------ ------------------

CASH USED IN INVESTING ACTIVITIES                                        (642)            (1,215)            (2,980)
--------------------------------------------------------- --------------------- ------------------ ------------------

FINANCING ACTIVITIES
  Deferred finance charges                                                   0                (5)               (97)
  Repurchase of shares                                                   (210)              (234)              (157)
  Proceeds from long-term debt                                               0                  0                 73
  Repayment of long-term debt                                            (684)              (825)              (262)
--------------------------------------------------------- --------------------- ------------------ ------------------

CASH USED IN FINANCING ACTIVITIES                                        (894)            (1,064)              (443)
--------------------------------------------------------- --------------------- ------------------ ------------------

OUTFLOW OF CASH                                                          (134)              (381)              (674)
CASH, BEGINNING OF YEAR                                                    670              1,051              1,725
--------------------------------------------------------- --------------------- ------------------ ------------------

CASH, END OF YEAR                                                         $536               $670             $1,051
--------------------------------------------------------- --------------------- ------------------ ------------------
--------------------------------------------------------- --------------------- ------------------ ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for
    Interest                                                              $338               $516               $302
    Income taxes                                                          $310                $41                 $0
--------------------------------------------------------- --------------------- ------------------ ------------------
--------------------------------------------------------- --------------------- ------------------ ------------------

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

         The Company has debt obligations to General Electric Investment Private Placement Partners II ("GEIPPPII") to be repaid in cash totalling $3,900 US by September 1, 2005 as described in note 6 and, if unable to generate sufficient earnings before interest, taxes, depreciation and amortization, as outlined in note 7, will become obliged to repay GEIPPPII a further $5,000 US plus accrued interest , on September 1, 2005. The Company is further indebted in the amount of $693 US for subordinated notes, also due by September 1, 2005.

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
--------------------------------------------------------------------------------


6.       LONG-TERM DEBT

         ------------------------------------------------------------------ ------------------- -------------------
                                                                                          2003                2002
         ------------------------------------------------------------------ ------------------- -------------------
         General Electric Investment Private Placement Partners II ("GEIPPPII"),
         a limited partnership, senior secured 6% convertible notes, convertible into common shares at GEIPPPII's option maturing September 1, 2005 and originally payable in three quarterly payments beginning February 28,
         2002, each in the amount of $125 US, four quarterly payments beginning
         November 30, 2002, each in the amount of $150 US, four quarterly payments beginning November 30, 2003, each in the amount of $175 US,
         four quarterly payments beginning November 30, 2004, each in the amount        $5,099              $6,827
         of $200 US, and one final instalment due on September 1, 2005 of $2,400
         US. Terms have been modified to defer the four quarterly payments each of $175 US, originally beginning November 30, 2003, until September 1,
         2005. Revised final instalment due on September 1, 2005 is therefore
         $3,100 US. Interest payment at 6% is payable in cash quarterly. A security agreement granting security over a majority of the Company's assets has been entered into with the lender (note 7(a))

         Convertible subordinated notes issued in 2000, originally due December
         31, 2003, but now repayable in quarterly instalments of $38 US
         beginning November 30, 2003 with one final instalment due on September            852               1,071
         1, 2005 of $546 US. Interest at 8% per annum payable quarterly in cash or common shares. Notes unpaid and not converted by December 31, 2003 are uplifted by a 25% premium on the principal. (notes 7(a) and 16).

         Capital lease obligations repayable over terms ranging from 36                     90                 173
         to 60 months, interest rates average 13%
         ------------------------------------------------------------------ ------------------- -------------------
                                                                                         6,041               8,071
         Less:  Current portion                                                            477               1,058
         ------------------------------------------------------------------ ------------------- -------------------
                                                                                        $5,564              $7,013
         ------------------------------------------------------------------ ------------------- -------------------
         ------------------------------------------------------------------ ------------------- -------------------
         Long-term debt principal repayments due in each of the next five fiscal years are as follows:
         -------------------------------------------------------------------------------------- --------------------
         -------------------------------------------------------------------------------------- --------------------

         2004                                                                          $   477
         2005                                                                            5,554
         2006                                                                                9
         2007                                                                                1
         2008                                                                                0
         -------------------------------------------------------------------------------------- --------------------
                                                                                        $6,041
         -------------------------------------------------------------------------------------- --------------------
         -------------------------------------------------------------------------------------- --------------------

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------

7.       CAPITAL STOCK (Continued)

                  (v) Conversion was originally subject only to the Company's meeting certain minimum tests of EBITDA during each twelve month period ended June 30 preceding each such conversion date. The EBITDA targets for mandatory conversion were originally fixed as follows:

                           -----------------------------------------------------------------------------------------
                           12 Month Period                 Conversion Date                                   EBITDA
                           -----------------------------------------------------------------------------------------
                           June 30, 2002                   September 1, 2002                               US$3,000
                           June 30, 2003                   September 1, 2003                                  3,750
                           June 30, 2004                   September 1, 2004                                  4,500
                           June 30, 2005                   September 1, 2005                                  5,000
                           -----------------------------------------------------------------------------------------

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

                           The Company has, however, reached an agreement with GEIPPPII to modify the terms of the junior notes, such that the test for mandatory conversion of all four tranches is dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the junior notes is required at this time. The agreed amended EBITDA targets for the four tranches are now respectively as follows:

                           -----------------------------------------------------------------------------------------
                           12 Month Period                 Conversion Date                                   EBITDA
                           -----------------------------------------------------------------------------------------
                           June 30, 2005                   September 1, 2005                               US$3,000
                           June 30, 2005                   September 1, 2005                                  3,750
                           June 30, 2005                   September 1, 2005                                  4,500
                           June 30, 2005                   September 1, 2005                                  5,000
                           -----------------------------------------------------------------------------------------

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
DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------


7.       CAPITAL STOCK (Continued)

                  Had compensation expense been determined as provided using the Fair Value Method, the pro-forma effect on the Company's net income and per share amounts for the years ended December 28, 2003 and December 29, 2002 would have been as follows:

         --------------------------------------------------------------------------------------------------------------
                                                                                               2003               2002
         --------------------------------------------------------------------------------------------------------------
         Net income (loss) as reported                                                         $319           $(2,111)
         Plus (minus) intrinsic value expensed                                                    0                  0
         Plus (minus) fair value of stock options                                              (79)                  0

         --------------------------------------------------------------------------------------------------------------

         Net income (loss), pro-forma                                                           240            (2,111)
         --------------------------------------------------------------------------------------------------------------

         Net income (loss) per share as reported                                              $0.06            $(0.41)
         Plus (minus) intrinsic value per share expensed                                       0.00               0.00
         Plus (minus) fair value per share of stock options                                  (0.01)               0.00
         --------------------------------------------------------------------------------------------------------------

         Net income (loss) per share, pro-forma                                                0.05             (0.41)
         --------------------------------------------------------------------------------------------------------------

         Diluted net income per share as reported                                             $0.06
         Plus (minus) diluted intrinsic value per share expensed                               0.00
         Plus(minus) diluted fair value per share of stock options                           (0.01)
         --------------------------------------------------------------------------------------------------------------

         Diluted net income per share, pro-forma                                               0.05
         --------------------------------------------------------------------------------------------------------------
         --------------------------------------------------------------------------------------------------------------



                  The Fair Value Method applies the Black-Scholes option-pricing model, using the following weighted average assumptions:
                                                                                        2003              2002
         ----------------------------------------------------------------------------------------------------
                  Expected life (years)                                                 5                 N/A
                  Interest rate                                                         2.50%
                  Volatility                                                            83.81%
                  Dividend yield                                                        0.00%
         ----------------------------------------------------------------------------------------------------

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

         (d) At December 28, 2003, warrants to purchase common shares were outstanding as follows:

                  -------------------------------------------------- ------------------------ -----------------------
                                                                            Exercise                  Number
                  Expiry Date                                                 Price                 of Shares
                  -------------------------------------------------- ------------------------ -----------------------
                  2006                                                      US $1.00                1,869,744
                  -------------------------------------------------- ------------------------ -----------------------


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

10.      COMMITMENTS

         The subsidiaries are committed to leases on their restaurant locations extending into the 2013 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:

         ---------------------------------------------------------------------------------------------------------
         2004                                                                                              $1,611
         2005                                                                                               1,247
         2006                                                                                                 995
         2007
         2008 to 2013 inclusive                                                                             2,331
         ---------------------------------------------------------------------------------------------------------
                                                                                                           $7,161
         ---------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------

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

         (c)      IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS IN 2002
                  COMPRISE :

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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (Continued)

         (b) Reconciliation of total assets, liabilities and shareholders' equity (deficit)

                  --------------------------------------------------------------------------------------------------
                                                                                        2003                  2002
                  --------------------------------------------------------------------------------------------------
                  Total assets for Canadian GAAP                                      $13,940               $16,806
                  --------------------------------------------------------------------------------------------------
                  Adjustments to US GAAP                                                (779)                   226
                  --------------------------------------------------------------------------------------------------
                  Total assets for US GAAP                                             13,161                17,032
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------

                  Total liabilities per Canadian GAAP                                 $10,730               $13,731
                  Adjustments to US GAAP                                                8,260                 8,133
                  --------------------------------------------------------------------------------------------------

                  Total liabilities for US GAAP                                        18,990                21,864
                  --------------------------------------------------------------------------------------------------

                  Total equity (deficit) for Canadian GAAP                             $3,210                $3,075
                  Adjustment to US GAAP                                               (9,039)               (7,907)
                  --------------------------------------------------------------------------------------------------

                  Total equity (deficit) for US GAAP                                  (5,829)               (4,832)
                  --------------------------------------------------------------------------------------------------

                  Total equity (deficit) and liabilities for US GAAP                  $13,161               $17,032
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

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(CANADIAN DOLLARS)
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (Continued)

         (c) Reconciliation of earnings (loss) reported in accordance with Canadian GAAP and US GAAP:

                  --------------------------------------------------------------------------------------------------
                                                                              2003            2002             2001
                  --------------------------------------------------------------------------------------------------
                  Net income (loss) - Canadian GAAP                           $319        $(2,111)           $(128)
                  Adjustments decreasing (increasing) net loss
                  Amortization of improvement costs *                          (3)            (10)             (61)
                  Dividend  on  paid-in  capital  that  would  be            (488)           (518)            (241)
                  treated as interest under US GAAP (note 7(a))
                  Pre-opening costs, expensed under US GAAP                   (64)              55             (55)
                  Net loss US GAAP                                           (236)         (2,584)            (485)
                  Net income (loss) per common share
                    Canadian GAAP - Basic                                   $ 0.06        $ (0.41)         $ (0.03)
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------

                    US GAAP - Basic                                       $ (0.05)        $ (0.50)         $ (0.12)
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------

                  Weighted average number of shares
                   outstanding                                           5,163,271       5,163,354         3,890,000
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

(Registrant)  Elephant & Castle Group Inc.

By       S/RICHARD BRYANT
         ----------------------------------------
         RICHARD BRYANT, CHAIRMAN, CEO & DIRECTOR

Date     APRIL 26, 2004


By       S/ROGER SEXTON
         ----------------------------------------
         ROGER SEXTON, VP FINANCE/CFO

Date     APRIL 26, 2004


By       S/JEFFREY BARNETT
         ----------------------------------------
         JEFFREY BARNETT, DIRECTOR

Date     APRIL 26, 2004

By       S/GEORGE PITMAN
         ----------------------------------------
         GEORGE W. PITMAN, DIRECTOR

Date     APRIL 26, 2004

By       S/DAVID WIEDERECHT
         ----------------------------------------
         DAVID WIEDERECHT, DIRECTOR

Date     APRIL 26, 2004

By       S/COLIN STACEY
         ----------------------------------------
         COLIN STACEY, DIRECTOR

Date     APRIL 26, 2004

By       S/RICHARD KELLEHER
         ----------------------------------------
         RICHARD KELLEHER, DIRECTOR

Date     APRIL 26, 2004


By       S/THOMAS CHAMBERS
         ----------------------------------------
         THOMAS CHAMBERS, DIRECTOR

Date      APRIL 26, 2004

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

10.23    Management Agreement with E & C San Francisco, LLC           *********

10.24    License Agreement with Elephant & Castle
         International, Inc.                                          *********

10.25    Agreement with Elephant & Castle
         International, Inc.                                          *********

10.26    Lease Abstract of Elephant & Castle Group, Inc.
         (San Francisco, California)                                  *********

11.0     Charter of the Audit Committee                               X

11.1     Ethics code for senior Executive Officers                    X

21       List of Subsidiaries                                         ****

24.1     Irrevocable Consents and Power of Attorney on                *
         Form F-X

31.1     Section 302 Certification of Chief Executive Officer         **********
         - September 28, 2003
31.2     Section 302 Certification of Chief Financial Officer         **********
         - September 28, 2003
31.3     Section 302 Certification of Chief Executive Officer         X
         - December 28, 2003
31.4     Section 302 Certification of Chief Financial Officer         X
         - December 28, 2003

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