Form 10-Q
period 2004-03-28
ELEPHANT & CASTLE GROUP INC
filed 2004-05-11
CIK 899849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 28, 2004
                               -------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     COMMON SHARES AT MARCH 28, 2004:   5,246,504
--------------------------------------------------------------------------------

                          ELEPHANT & CASTLE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                   US DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                MARCH 28,           DECEMBER 28,
                                                                  2004                  2003
                                                              ------------         -------------
                                                                                     (AUDITED)
ASSETS
Current
   Cash                                                       $       308           $       410
   Accounts Receivable                                                347                   349
   Inventory                                                          271                   305
   Deposits and Prepaid Expenses                                      285                   222
   Pre-Opening Costs                                                    -                    45
                                                              ------------         -------------
                                                                    1,211                 1,331

Fixed Assets                                                        6,236                 6,673
Future Income Tax Benefits                                          2,345                 2,351
Other Assets                                                          306                   323
                                                              ------------         -------------
                                                              $    10,098           $    10,678
                                                              ============         =============

LIABILITIES
Current
   Accounts Payable and Accrued Liabilities                   $     3,156           $     3,579
   Current Portion of Long-Term Debt                                  562                   371
                                                              ------------         -------------
                                                                    3,718                 3,950

Long-Term Debt                                                      4,172                 4,251
Other Liabilities                                                       0                     6
                                                              ------------         -------------
                                                                    7,890                 8,207
                                                              ------------         -------------

SHAREHOLDERS' EQUITY
Capital Stock                                                      12,865                12,830
Other Paid-In Capital                                               5,425                 5,343
Cumulative Translation Adjustment                                    (880)                 (880)
Deficit                                                           (15,202)              (14,822)
                                                              ------------         -------------
                                                                    2,208                 2,471
                                                              ------------         -------------
                                                              $    10,098           $    10,678
                                                              ============         =============


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   US DOLLARS
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                   (UNAUDITED)

                                                                             US $
                                                                     THIRTEEN WEEKS ENDED
                                                              ---------------------------------
                                                                MARCH 28,            MARCH 30,
                                                                  2004                 2003
                                                              ------------         ------------
SALES                                                          $    6,627           $    6,205
                                                              ------------         ------------
RESTAURANT EXPENSES
  Food and Beverage Costs                                           1,823                1,670
  Restaurant Operating Expenses
   Labour                                                           2,071                1,967
   Occupancy and Other                                              1,682                1,577
  Depreciation and Amortization                                       393                  327
                                                              ------------         ------------
                                                                    5,969                5,541
                                                              ------------         ------------

INCOME FROM RESTAURANT OPERATIONS                                     658                  664

GENERAL AND ADMINISTRATIVE EXPENSES                                   665                  572

IMPAIRMENT OF LONG-LIVED ASSETS                                       147                    0

(GAIN)/LOSS ON FOREIGN EXCHANGE                                         2                 (289)

INTEREST ON LONG-TERM DEBT                                            125                  169
                                                              ------------         ------------
INCOME/(LOSS) BEFORE INCOME TAXES                                    (281)                 212

INCOME TAX                                                             17                   39
                                                              ------------         ------------
NET INCOME/(LOSS) FOR THE PERIOD                               $     (298)          $      173
                                                              ============         ============


Average number of shares outstanding                            5,196,554            5,144,604

Net Income/(Loss) per share                                        ($0.06)               $0.03


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   US DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     THIRTEEN WEEKS ENDED
                                                              ---------------------------------
                                                                MARCH 28,            MARCH 30,
                                                                  2004                 2003
                                                              ------------         ------------
OPERATING ACTIVITIES

NET INCOME/(LOSS)                                              $     (298)          $      173
   Add: Items not involving cash                                      761                  (51)
                                                              ------------         ------------
                                                                      463                  122
                                                              ------------         ------------

CHANGES IN NON-CASH WORKING CAPITAL
     Accounts Receivable                                                2                  (78)
     Inventory                                                         34                   24
     Deposits and Prepaid Expenses                                    (63)                  72
     Accounts Payable and Accrued Liabilities                        (424)                 222
                                                              ------------         ------------
                                                                     (451)                 240
                                                              ------------         ------------
                                                              ------------         ------------
                                                                       12                  362
                                                              ------------         ------------

INVESTING ACTIVITIES
   Acquisition of Fixed Assets                                        (65)                (191)
   Acquisition of Other Assets, including pre-
        opening costs                                                   -                 (142)
                                                              ------------         ------------
                                                                      (65)                (333)
                                                              ------------         ------------

FINANCING ACTIVITIES
   Repayment of Capital Leases                                        (10)                 (19)
   Repayment of Long-Term Debt                                        (39)                (150)
                                                              ------------         ------------
                                                                      (49)                (169)
                                                              ------------         ------------

(DECREASE) IN CASH DURING PERIOD                                     (102)                (140)

CASH AT BEGINNING OF PERIOD                                           410                  427
                                                              ------------         ------------
CASH AT END OF PERIOD                                          $      308           $      287
                                                              ============         ============


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   US DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     THIRTEEN WEEKS ENDED
                                                              ---------------------------------
                                                                MARCH 28,            MARCH 30,
                                                                  2004                 2003
                                                              ------------         ------------
Balance at Beginning of Period                                 $    2,471           $    1,908

   Net income/(loss)                                                 (298)                 173
   Change in Cumulative Translation Adjustment                          0                  128
   Shares issued                                                       35                    0
                                                              ------------         ------------
Balance at End of Period                                       $    2,208           $    2,209
                                                              ============         ============


                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
             THIRTEEN WEEKS ENDED MARCH 28, 2004 AND MARCH 30, 2003
                                   US DOLLARS
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     With effect from the current reporting period, the Company is reporting its consolidated financial results in US Dollars. Previously the Company reported its consolidated financial results in Canadian Dollars. Comparative figures have been restated in US Dollars.

     This change in reporting currency has been adopted because:

          (a) Of the Company's US $4,734 of long-term debt, US $4,668 is denominated and repayable in US Dollars.

          (b)  The Company's shares are traded in US Dollars on the NASDAQ
               OTCBB.

          (c) Over the past 2 years, the Company has focused on growing its operations in the US, while selectively closing non-core Canadian locations as the leases of those locations have expired. In the current reporting period, 61% of Income from Restaurant Operations originated in the US.

     For comparative purposes, in line with the recommendations of the CICA handbook and of FAS52, the Company has translated its prior year consolidated statements as reported in Canadian Dollars into US Dollars using the Current method of translation.

     The Company continues to be economically dependent on its main lender and 62% shareholder, General Electric Investment Placement Partners II ("GEIPPPII"). Full details are given in the Company's audited financial statements filed as part of the Company's December 28, 2003 Form 10-K/A.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 28, 2003 Form 10-K/A.

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 28, 2004 and the consolidated results of operations, the consolidated statement of shareholders' equity and cash flow for the thirteen weeks then ended. The results of operations for the interim period are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2.   CLOSED LOCATIONS

     The comparative financial statements for 2003 include the results of operations for two locations, which are excluded from the 2004 results. The Elephant & Castle BCIT, BC location closed on June 15, 2003, and the Elephant & Castle West Edmonton Mall, AB location, closed January 15, 2004. No revenue or expenses were recognized during this period for either location.

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

     Revenues, costs, assets and liabilities proportionate to the Company's one-third ownership stake are included in the 2004 financial statements. Additional costs have been recorded to reduce the Company's profit share to 15% in 2004, consistent with the sliding scale of profit participation detailed in the joint venture agreement. No revenues or costs are included in the first quarter of 2003.

4.   COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform to the current period's presentation.

5.   FRANCHISES

     Royalties receivable from franchised locations are included in sales.

6.   IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with the new recommendations of the CICA, the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

     The lease of the Company's restaurant in Saskatoon, SK, expires in November 2005, and the discounted value of the cash flows expected from this store until that time are US $147,000 lower than the net book value of the associated fixed assets as at March 28, 2004.

     Accordingly, the Company has reduced the net book value of these assets by recording a US $147,000 charge for the Impairment of Long Lived Assets.

7.   LONG-TERM DEBT RENEGOTIATION

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

     The Company has, however, reached an agreement with GEIPPPII to modify the terms of the junior notes, such that the test for mandatory conversion of all four tranches is dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the junior notes is required at this time. The agreed amended EBITDA targets for the four tranches are now respectively as follows:

          ===============================================================
              12 Month Period          Conversion Date          EBITDA
          ---------------------------------------------------------------
                June 30, 2005          September 1, 2005        US$3,000
          ---------------------------------------------------------------
                June 30, 2005          September 1, 2005           3,750
          ---------------------------------------------------------------
                June 30, 2005          September 1, 2005           4,500
          ---------------------------------------------------------------
                June 30, 2005          September 1, 2005           5,000
          ===============================================================

8.   STOCK BASED COMPENSATION

     Beginning in the quarter ended March 28, 2004, in line with the new recommendations of the CICA, the Company will apply the Fair Value Method in accounting for any future stock options granted to employees. In prior periods, the Company applied the Intrinsic Method. Had compensation expense been determined as provided using the Fair Value Method for stock options issued in prior periods, compensation expense of $4 would have been recognized in the current period, and compensation expense of $41 would have been recognized in the quarter ended March 30, 2003.

     The Fair Value Method applies the Black-Scholes option-pricing model, using the following weighted average assumptions:

          ---------------------------------------------------------------
          Expected life (years)                                    5
          Interest rate                                            2.50%
          Volatility                                               83.81%
          Dividend yield                                            0.00%
          ---------------------------------------------------------------

9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and US earnings is as follows (the reader is referred to the Company's Form 10K/A for the Year Ended December 30, 2003, as filed with the Securities and Exchange Commission):

IN THOUSANDS OF US DOLLARS,                                THIRTEEN WEEKS ENDED
EXCEPT NET INCOME/(LOSS) PER SHARE                       MARCH 28,      MARCH 30,
                                                           2004           2003
                                                       ------------   ------------
NET INCOME(LOSS) - CANADA                               $     (298)    $      173

ADJUSTMENTS:
     AMORTIZATION OF LEASEHOLD
        IMPROVEMENT COSTS                                        4              2
     PRE-OPENING COSTS                                          45           (142)
     DIVIDENDS ON PAID-IN CAPITAL                              (82)           (81)
                                                       ------------   ------------
NET (LOSS) - UNITED STATES                                    (331)           (48)
                                                       ============   ============

NET INCOME/(LOSS) PER COMMON SHARE

CANADA                                BASIC                 ($0.06)         $0.03

UNITED STATES                         BASIC                 ($0.06)        ($0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:                   BASIC              5,196,554      5,144,604

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

     A Canadian subsidiary of the Company has received Notices of reassessment from Canada Revenue Agency ("CRA") involving a further demand from the CRA for CDN $209,000 relating to disputes concerning construction allowances dating back to 1984. The Company disputes the additional taxes, but maintains a provision for the entire disputed balance of $209,000 claimed by the CRA. There were no further developments concerning such tax matters during the first quarter of 2004.

     In the year ended December 28, 2003, the Company created a provision of US $45,000 against certain claims and prospective claims by employees or former employees of one of its restaurants for non-payment of wages during breaks which are deemed to be paid time. Developments during the first quarter of 2004 were consistent with management's expectations, and no change to the provision is required at this time.

                          ELEPHANT & CASTLE GROUP INC.

ITEM 2 - CHANGES IN SECURITIES

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     (1)  The following exhibits are filed herewith:

     Exhibit
     No.
     ----
     31.5    Section 302 Certification of Chief Executive Officer
     31.6    Section 302 Certification of Chief Financial Officer
     32.5    Section 906 Certification of Chief Executive Officer
     32.6    Section 906 Certification of Chief Financial Officer

     (b)  REPORTS ON FORM 8-K

     None

                          ELEPHANT & CASTLE GROUP INC.
                                QUARTERLY REPORT
                       THIRTEEN WEEKS ENDED MARCH 28, 2004

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 28, 2004 VS. THIRTEEN WEEKS ENDED MARCH 30, 2003

     The Company owns, operates and franchises casual full dining brand name restaurants in Canada and the United States. Its principal brand is "Elephant and Castle".

     During the thirteen weeks ended March 28, 2004, the Company has seen strong same store sales and profit growth from its US operations, reflecting improved operational standards and a strengthening US economy. Canadian store performance during the same period was mixed. Three of the ten Canadian stores operated under smoking legislation which was not in place during the first quarter of the prior year.

SALES

     Sales increased during the thirteen weeks ended March 28, 2004 to US $6,627,000 from US $6,205,000 in 2003. The year on year increase in sales of US $422,000 comprises:

                                                             US $
Increase in sales from same US stores (+9.6%)               275,000
Decline in sales from same Canadian stores (-2.8%)         (123,000)
Consolidation of CDN sales at higher exchange rate          415,000
Impact of store closures                                   (304,000)
Share of sales from new store in San Francisco              134,000
Changes in other income                                      25,000

Total change in sales versus 2003                           422,000

For the five US Corporate locations open throughout both periods, sales for the 2004 period were US $3,131,000 an increase of 9.6% compared to the prior year. There were strong performances from San Diego (+29.2%) and Chicago (+11.3%). Boston also returned to growth (+5.2%) despite the smoking ban which was not in effect in the first quarter of last year.

     For the ten Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the thirteen weeks ended March 28, 2004 totaled CDN $4,325,000 and were down -2.8% compared to the thirteen weeks ended March 30, 2003. Three stores (Ottawa +3.4%; Rosie's on Robson +3.9%; Edmonton Whyte Avenue +5.1%) showed year on year increases. The remaining seven stores showed year on year sales declines, including the two stores in Toronto (-6.3%). Sales in the three stores operating under smoking bans which were not in force during the first quarter of 2003 were -8.9% versus the prior year.

NET INCOME/LOSS

     For the thirteen weeks ended March 28, 2004, the Company generated a net loss of US $298,000 compared to a net profit of US $173,000 for the thirteen week period in 2003. The current year loss is after charging US $147,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The net income for the prior year includes the benefit of a US $289,000 gain on foreign exchange. (2004 = Loss on US $2,000). Losses per share for the current period were US $0.06, versus income per share of US $0.03 in 2003. The average number of shares outstanding increased from 5,169,604 in 2003 to 5,196,554 for the current year, following the issue of 81,900 shares to subordinated note holders in consideration of their agreeing to vary the terms of the notes, and the issue of 18,000 shares to directors.

INCOME FROM RESTAURANT OPERATIONS

     The Company generated income from restaurant operations of US $658,000 compared to US $664,000 for 2003. The decrease versus 2003 of US $6,000 comprises:

                                                             US $
Increase in income from same US stores                      144,000
Decline in income from same Canadian stores                 (58,000)
Impact of foreign exchange                                   16,000
Impact of store closures                                    (38,000)
Income from new store in San Francisco                      (55,000)
Changes in other income                                     (15,000)

Total change in income versus 2003                           (6,000)

FOOD AND BEVERAGE COSTS

     Overall, food and beverage costs, as a percentage of sales, increased to 27.5% for the thirteen weeks ended March 28, 2004, compared to 26.9% for the thirteen weeks ended March 30, 2003.

     In same US stores, food and beverage costs increased to 25.5% versus 25.3% in 2003, and in Canadian same stores to 30.2% versus 29.4% in 2003.

     Beef prices increased dramatically following the discovery of two cases of BSE in North America in 2003. Although the Company has fixed contract pricing for many items, it was forced to change its beef supplier in Canada due to cross border restrictions, resulting in a 5% cost increase.

     Chicken and other protein product prices have increased due to higher demand resulting from the huge popularity of the Atkins Diet. Demand for chicken wings in particular has increased dramatically as pizza and other fast food chains have increased their offering in this area. As a result, fixed contract pricing is no longer available for wings, and the Company is currently paying spot market prices which have increased by 25%-30%.

LABOUR AND BENEFITS COSTS

     Labour and benefits decreased from 31.7% of sales in 2002 to 31.3% in the current period.

     In same US stores, labour and benefits costs decreased to 32.0% of sales compared to 34.3% in the prior year. This reduction reflects good cost control against a background of improving sales.

     In same Canadian stores, labour and benefits costs increased to 30.9% of sales compared to 30.4% in the prior year. In dollar terms, labour and benefits were CDN $18 lower than the prior year, but against a background of declining sales this represented an increased percentage of sales.

OCCUPANCY AND OTHER OPERATING COSTS

     Occupancy and other operating expenses as a percentage of sales were 25.4% in both the current and prior periods.

     In same US stores, costs fell to 24.1% from 25.1% in 2003. In same Canadian stores, costs rose to 27.0% from 26.3% in the prior year. These changes largely reflect the relative sales performances of the two entities.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization costs increased to 5.9% of sales for the current period from 5.3% last year.

     Same US store depreciation fell to 6.6% from 7.5% in 2003, reflecting higher sales.

     Same Canadian store depreciation also fell to 4.1% from 4.5% last year, despite lower sales, reflecting assets in Canada becoming fully depreciated.

     The increased percentage at the total Company level reflects US $45,000 of amortized pre-opening costs and US $6,000 of depreciation for San Francisco, which represent a combined 38.1% of the Company's proportionate share of sales from this location.

GENERAL AND ADMINISTRATIVE COSTS

     General and administrative costs increased from 9.2% of sales in 2003 to 10.1% in the current period. The main driver of this increase is the conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. The US $93,000 increase versus 2003 comprises:

                                                             US $
Exchange rate applied to Vancouver office costs            (75,000)
Increase in costs of Vancouver office                      (27,000)
Decrease in costs of San Antonio office                      9,000

Total increase in G&A costs vs 2003                        (93,000)

Higher costs of the Vancouver office reflect increased marketing support.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with the new recommendations of the CICA, the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

The lease of the Company's restaurant in Saskatoon, SK, expires in November 2005, and the discounted value of the cash flows expected from this store until that time are US $147,000 lower than the net book value of the associated fixed assets as at March 28, 2004.

Accordingly, the Company has reduced the net book value of these assets by recording a US $147,000 charge for the Impairment of Long Lived Assets.

GAIN/LOSS ON FOREIGN EXCHANGE

For the thirteen weeks ended March 28, 2004, the Company recorded a loss on foreign exchange of US $2,000 (2003 = Gain of US $289,000).

INTEREST ON LONG TERM DEBT

     Interest on long term debt was US $125,000 for the thirteen weeks ended March 28, 2004, compared to US $169,000 in 2003. The decrease is attributable principally to certain prepaid financing costs which were fully amortized in 2003, and also to the repayment of debt principal.

INCOME/LOSS BEFORE TAXES

     The Company generated a loss before income taxes of US $281,000 for the thirteen weeks ended March 28, 2004 compared to an income of US $212,000 for 2003. The current year loss is after charging US $147,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The prior year profit includes the benefit of a US $289,000 gain on foreign exchange. (2004 = Loss of US $2,000).

INCOME TAXES

     The Company recorded income taxes of US $17,000 for the thirteen weeks ended March 28, 2004 (2003 - US $39,000), representing State taxes which are payable in the US.

NET INCOME LOSS

     For the thirteen weeks ended March 28 2004, the Company's net loss was US $298,000 compared to a net loss of US $133,000 for the thirteen week period in 2003. The current year loss is after charging US $147,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The prior year profit includes the benefit of a US $289,000 gain on foreign exchange. (2004 = Loss of US $2,000). Losses per share for the current period were US $0.06, versus income per share of US $0.03 in 2003. The average number of shares outstanding increased from 5,169,604 in 2003 to 5,196,554 for the current period.


FINANCIAL CONDITION AND OTHER ITEMS

LIQUIDITY AND CAPITAL RESOURCES

     As at March 28, 2004, the Company had cash balances of US $308,000. Such amounts are sufficient to continue operations as they presently exist. Improved profitability in the US has allowed the Company to undertake a program of essential refurbishments to existing stores. The Company expects to spend c. US $1,200,000 on this program in 2004. The Company lacks sufficient expansion capital to add new locations as management might prefer.

     In order to fund the refurbishment program and modest growth, it has been necessary for the Company to renegotiate the repayment terms of both its Senior Notes and its '99 Notes. The Company's principal lender, GEIPPPII has agreed to defer four quarterly repayments of the Senior Notes, totaling US $700,000, commencing November 2003.

     Under current debt agreements, the Company would have to repay the outstanding balances on both the Senior Notes and '99 Notes in September 2005. These amounts would be US $3,100,000 and US $546,000 respectively.

     Also, at September 2005, unless the Company meets the levels of EBITDA required for mandatory conversion of its Junior notes into equity, these Junior notes will become immediately repayable. September 2005 repayment of the Junior Notes would represent US $5,000,000 plus accrued interest.

     The Company's projections show that there is no likelihood of the Company either achieving the EBITDA targets required to convert the Junior Notes into equity, or of building sufficient cash reserves to meet all of its debt repayment obligations in September 2005.

     At the request of the Board of Directors, management has prepared five year financial projections, including growth plans. These projections form the basis for preliminary discussions regarding the possible rescheduling and/or restructuring of the Company's debt.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Elephant & Castle Group Inc.


Date: May 4, 2004                   /s/ Richard Bryant
                                    -----------------------------------
                                    Chairman of the Board,
                                    Chief Executive Officer and President
                                    (principal executive officer)



Date: May 4, 2004                   /s/ Roger Sexton
                                    -----------------------------------
                                    Chief Financial Officer
                                    (principal financial officer)