Form 10-Q
period 2004-06-27
ELEPHANT & CASTLE GROUP INC
filed 2004-08-05
CIK 899849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 27, 2004
                               -------------------------

(    ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to
                               ---------------      ----------------------

Commission file number      33-60612
                        ------------------

                          ELEPHANT & CASTLE GROUP INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       BRITISH COLUMBIA                               NOT APPLICABLE
--------------------------------                   --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

SUITE 1200, 1190 HORNBY STREET, VANCOUVER, BC, CANADA               V6Z 2K5
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

(Issuer's telephone number)     (604) 684-6451
                            -----------------------

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
                                                              ( ) Yes   ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON SHARES AT JUNE 27, 2004:       5,246,504
-----------------------------------------------------------

                          ELEPHANT & CASTLE GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                                   US DOLLARS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                JUNE 27,              DECEMBER 28,
                                                                  2004                    2003
                                                            ---------------         ---------------
                                                                                       (AUDITED)
ASSETS
Current
   Cash                                                      $       142               $       410
   Accounts Receivable                                               309                       349
   Inventory                                                         325                       305
   Deposits and Prepaid Expenses                                     256                       222
   Pre-Opening Costs                                                   -                        45
                                                            ---------------         ---------------
                                                                   1,032                     1,331

Fixed Assets                                                       6,069                     6,673
Future Income Tax Benefits                                         2,330                     2,351
Other Assets                                                         282                       323
                                                            ---------------         ---------------

                                                            $      9,713              $     10,678
                                                            ---------------         ---------------
                                                            ---------------         ---------------

LIABILITIES
Current
   Accounts Payable and Accrued Liabilities                 $      3,175              $      3,579
   Current Portion of Long-Term Debt                                 760                       371
                                                            ---------------         ---------------
                                                                   3,935                     3,950

Long-Term Debt                                                     3,923                     4,251
Other Liabilities                                                      0                         6
                                                            ---------------         ---------------
                                                                   7,858                     8,207
                                                            ---------------         ---------------

SHAREHOLDERS' EQUITY
Capital Stock                                                     12,864                    12,830
Other Paid-In Capital                                              5,505                     5,343
Cumulative Translation Adjustment                                   (880)                     (880)
Deficit                                                          (15,634)                  (14,822)
                                                            ---------------         ---------------
                                                                   1,855                     2,471
                                                            ---------------         ---------------

                                                            $      9,713              $     10,678
                                                            ---------------         ---------------
                                                            ---------------         ---------------

                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   US DOLLARS
         (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                  (UNAUDITED)

                                                                    US $                                       US $
                                                             THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                                      ---------------------------------         ---------------------------------
                                                         JUNE 27,             JUNE 29,              JUNE 27,            JUNE 29,
                                                           2004                 2003                  2004                2003
                                                      -------------      --------------         --------------      -------------
SALES                                                  $    6,782           $    6,756            $   13,409          $   12,962
                                                      -------------      --------------         --------------      -------------
RESTAURANT EXPENSES
  Food and Beverage Costs                                   1,870                1,815                 3,692               3,486
  Restaurant Operating Expenses
    Labour                                                  2,234                2,158                 4,305               4,125
    Occupancy and Other                                     1,845                1,694                 3,527               3,271
  Depreciation and Amortization                               374                  352                   767                 679
                                                      -------------      --------------         --------------      -------------
                                                            6,322                6,019                12,291              11,561
                                                      -------------      --------------         --------------      -------------

INCOME FROM RESTAURANT OPERATIONS                             459                  737                 1,118               1,401

GENERAL AND ADMINISTRATIVE EXPENSES                           688                  656                 1,353               1,227

IMPAIRMENT OF LONG-LIVED ASSETS                                 0                    0                   147                   0

(GAIN) ON FOREIGN EXCHANGE                                    (13)                (332)                  (11)               (621)

INTEREST ON LONG-TERM DEBT                                    120                  173                   245                 342

                                                      -------------      --------------         --------------      -------------
INCOME/(LOSS) BEFORE INCOME TAXES                            (336)                 240                  (616)                453

INCOME TAX                                                     17                   17                    35                  56
                                                      -------------      --------------         --------------      -------------

NET INCOME/(LOSS) FOR THE PERIOD                      $      (353)           $     223           $      (651)           $    397
                                                      -------------      --------------         --------------      -------------
                                                      -------------      --------------         --------------      -------------


Average number of shares outstanding     Basic          5,246,504            5,159,604             5,221,529           5,152,104
                                         Diluted        6,299,254            6,612,354             6,274,279           6,604,854

Net Income/(Loss) per share              Basic            ($0.07)                $0.04               ($0.12)               $0.08
                                         Diluted                                 $0.03                                     $0.06

                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   US DOLLARS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                   TWENTY-SIX WEEKS ENDED
                                                                         -------------------------------------------
                                                                            JUNE 27,                     JUNE 29,
                                                                              2004                         2003
                                                                         -------------                 -------------
OPERATING ACTIVITIES

NET INCOME/(LOSS)                                                               (651)                         397
   Add: Items not involving cash                                               1,179                         (113)
                                                                         -------------                 -------------
                                                                                 528                          283
                                                                         -------------                 -------------

CHANGES IN NON-CASH WORKING CAPITAL
      Accounts Receivable                                                         41                         (169)
      Inventory                                                                  (20)                          13
      Deposits and Prepaid Expenses                                              (34)                         207
      Accounts Payable and Accrued Liabilities                                  (405)                         211
                                                                         -------------                 -------------
                                                                                (418)                         262
                                                                         -------------                 -------------

                                                                         -------------                 -------------
                                                                                 110                          545
                                                                         -------------                 -------------

INVESTING ACTIVITIES
   Acquisition of Fixed Assets                                                  (279)                        (265)
   Acquisition of Other Assets, including pre-
           opening costs                                                           0                         (176)
                                                                         -------------                 -------------
                                                                                (279)                        (441)
                                                                         -------------                 -------------

FINANCING ACTIVITIES
   Repayment of Capital Leases                                                   (21)                         (40)
   Repayment of Long-Term Debt                                                   (78)                        (300)
                                                                         -------------                 -------------
                                                                                 (99)                        (340)
                                                                         -------------                 -------------

(DECREASE) IN CASH DURING PERIOD                                                (268)                        (236)

CASH AT BEGINNING OF PERIOD                                                      410                          427
                                                                         -------------                 -------------

CASH AT END OF PERIOD                                                            142                          191
                                                                         -------------                 -------------
                                                                         -------------                 -------------

                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   US DOLLARS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                             TWENTY-SIX WEEKS ENDED
                                                                    ------------------------------------------
                                                                       JUNE 27,                     JUNE 29,
                                                                         2004                         2003
                                                                    --------------               -------------
Balance at Beginning of Period                                     $      2,471                 $      1,908

   Net income/(loss)                                                       (651)                         397
   Change in Cumulative Translation Adjustment                                0                          331
   Shares issued                                                             35                            4

                                                                    --------------               -------------

Balance at End of Period                                           $      1,855                 $      2,640
                                                                    --------------               -------------
                                                                    --------------               -------------

                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                         NOTES TO FINANCIAL STATEMENTS
             TWENTY-SIX WEEKS ENDED JUNE 27, 2004 AND JUNE 29, 2003
                                   US DOLLARS
         (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                  (UNAUDITED)



1.   BASIS OF PRESENTATION

     With effect from the reporting period ended March 28, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company `s functional and reporting currency was the Canadian Dollar. Comparative figures have been restated in US Dollars.

     This change in functional and reporting currency has been adopted because:

     (a) Of the Company's US $4,683 of long-term debt, US $4,658 is denominated and repayable in US Dollars.
     (b)  The Company's shares are traded in US Dollars on the NASDAQ OTCBB.
     (c) Over the past 2 years, the Company has focused on growing its operations in the US, while selectively closing non-core Canadian locations as the leases of those locations have expired. In the current reporting period, 63% of Income from Restaurant Operations originated in the US.

     For comparative purposes, in line with the recommendations of the Canadian Institute of Chartered Accountants ("CICA") handbook and of the Financial Accounting Standards Board ("FASB") as set out in FAS 52, the Company has translated its prior year consolidated statements as reported in Canadian Dollars into US Dollars using the Current method of translation.

     The Company continues to be economically dependent on its main lender and 62% shareholder, General Electric Investment Private Placement Partners II ("GEIPPPII"). Full details are given in the Company's audited financial statements filed as part of the Company's December 28, 2003 Form 10-K/A.

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

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 27, 2004 and the consolidated results of operations, the consolidated statement of shareholders' equity and cash flow for the twenty-six weeks then ended. The results of operations for the interim period are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

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

     Revenues, costs, assets and liabilities proportionate to the Company's one-third ownership stake are included in the 2004 financial statements. Additional costs have been recorded to reduce the Company's profit share to 15% in 2004, consistent with the sliding scale of profit participation detailed in the joint venture agreement. No revenues or costs were included in the first quarter of 2003.

4.   COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform to the current period's presentation.

5.   FRANCHISES

     Royalties receivable from franchised locations are included in sales.

6.   IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with the recommendations of the CICA, the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

     The lease of the Company's restaurant in Saskatoon, SK, expires in November 2005, and the discounted value of the cash flows expected from this store until that time are US $147,000 lower than the net book value of the associated fixed assets as at June 27, 2004.

     Accordingly, the Company reduced the net book value of these assets by recording a US $147,000 charge for the Impairment of Long Lived Assets in the first quarter of 2004.

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

     The Company has, however, reached an agreement with GEIPPPII to modify the terms of the junior notes, such that the test for mandatory conversion of all four tranches is dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the junior notes is required at this time. The agreed amended EBITDA targets for the four tranches are now respectively as follows:

             ----------------------------------------------------------------------------------------
             12 Month Period                                     Conversion Date              EBITDA
             ----------------------------------------------------------------------------------------

             June 30, 2005                                     September 1, 2005            US$3,000
             June 30, 2005                                     September 1, 2005               3,750
             June 30, 2005                                     September 1, 2005               4,500
             June 30, 2005                                     September 1, 2005               5,000
             ----------------------------------------------------------------------------------------

8.   STOCK BASED COMPENSATION

     Beginning in the quarter ended March 28, 2004, in line with the new recommendations of the CICA, the Company has applied the Fair Value Method in accounting for any future stock options granted to employees. In prior periods, the Company applied the Intrinsic Method. Had compensation expense been determined as provided using the Fair Value Method for stock options issued in prior periods, compensation expense of $6 would have been recognized in the twenty-six weeks ended June 27, 2004, and compensation expense of $47 would have been recognized in the twenty-six weeks ended June 29, 2003.

     The Fair Value Method applies the Black-Scholes option-pricing model, using the following weighted average assumptions:

         ----------------------------------------------------------------------------------------
         Expected life (years)                                                            5
         Interest rate                                                                    2.50%
         Volatility                                                                       83.81%
         Dividend yield                                                                   0.00%
         ----------------------------------------------------------------------------------------

9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and US earnings is as follows (the reader is referred to the Company's Form 10K/A for the Year Ended December 30, 2003, as filed with the Securities and Exchange Commission):


IN THOUSANDS OF US DOLLARS,                                THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
EXCEPT NET INCOME/(LOSS) PER SHARE                        JUNE 27,       JUNE 29,          JUNE 27,      JUNE 29,
                                                            2004           2003              2004          2003
                                                         ----------    -----------     -------------    ----------
NET INCOME/(LOSS) - CANADA                               $   (353)       $    223       $     (651)      $    397

ADJUSTMENTS:
     AMORTIZATION OF LEASEHOLD IMPROVEMENT COSTS                4              (8)               8             (6)
     PRE-OPENING COSTS                                          -               8               45           (134)
     DIVIDENDS ON PAID-IN CAPITAL
                                                              (80)            (87)            (162)          (168)
                                                         ----------    -----------     -------------    ----------
NET INCOME/(LOSS) - UNITED STATES                            (429)            136             (760)            89
                                                         ----------    -----------     -------------    ----------
                                                         ----------    -----------     -------------    ----------

NET INCOME/(LOSS) PER COMMON
SHARE

CANADA                                       BASIC         ($0.07)          $0.04           ($0.12)         $0.08
                                             DILUTED                        $0.03                           $0.06

UNITED STATES                                BASIC         ($0.08)          $0.03           ($0.15)         $0.02
                                             DILUTED                        $0.02                           $0.01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:                          BASIC      5,246,504       5,159,604        5,221,529      5,152,104
                                             DILUTED    6,299,254       6,612,354        6,274,279      6,604,854

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

         A Canadian subsidiary of the Company has received notices of reassessment from Canada Revenue Agency ("CRA") involving a further demand from the CRA for CDN $209,000 (US $155,000) relating to disputes concerning construction allowances dating back to 1984. The Company disputes the additional taxes, but maintains a provision for the entire disputed balance of CDN $209,000 claimed by the CRA. During the second quarter of 2004, the CRA produced further documentation in support of its claims. The Company, however, continues to dispute the CRA's calculations.

         In the year ended December 28, 2003, the Company created a provision of US $45,000 against certain claims and prospective claims by employees or former employees of one of its restaurants for non-payment of wages during breaks which are deemed to be paid time. Developments during the first and second quarters of 2004 were consistent with management's expectations, and no change to the provision is required at this time.

                          ELEPHANT & CASTLE GROUP INC.

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

(1)      The following exhibits are filed herewith:

         Exhibit
         No.
         ----
31.7     Section 302 Certification of Chief Executive Officer
31.8     Section 302 Certification of Chief Financial Officer
32.7     Section 906 Certification of Chief Executive Officer
32.8     Section 906 Certification of Chief Financial Officer

         (b)      REPORTS ON FORM 8-K

         None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Elephant & Castle Group Inc.



                                                   /s/ Richard Bryant
Date: August 4, 2004                               -----------------------------
                                                   Chairman of the Board,
                                                   Chief Executive Officer and
                                                   President
                                                   (principal executive officer)

                                                   /s/ Roger Sexton
Date: August 4, 2004                               -----------------------------
                                                   Chief Financial Officer
                                                   (principal financial officer)

                          ELEPHANT & CASTLE GROUP INC.
                                QUARTERLY REPORT
               THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 29, 2004

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 27, 2004 VS. THIRTEEN WEEKS ENDED JUNE 29, 2003

         The Company owns, operates and franchises casual full dining brand name restaurants in Canada and the United States. Its principal brand is "Elephant and Castle".

         During the thirteen weeks ended June 27, 2004, the Company has seen strong same store sales from its US operations, reflecting improved operational standards and a strengthening US economy. Canadian store performance during the same period was mixed - same Canadian stores sales were broadly flat versus 2003, which represents an improving trend.

SALES

         Sales were broadly flat, increasing during the thirteen weeks ended June 27, 2004 to US $6,782,000 from US $6,756,000 in 2003. The year on year increase in sales of US $26,000 comprises:

                                                                                   US $
                                                                              -----------
Increase in sales from same US stores (+8.1%)                                    243,000
Decline in sales from same Canadian stores (-0.2%)                                (6,000)
Consolidation of CDN sales at higher exchange rate                               144,000
Impact of  Canadian store closures                                              (288,000)
Change in sales from JV store in San Francisco                                   (17,000)
Changes in franchise fees and other income                                       (50,000)
                                                                              -----------
Total change in sales versus 2003                                                 26,000
                                                                              -----------
                                                                              -----------

         For the five US Corporate locations open throughout both periods, sales for the 2004 period were US $3,214,000 an increase of 8.1% compared to the same period in the prior year. Four of the five US stores showed sales growth - San Diego (+28.5%), Philadelphia (+6.6%) and Chicago (+2.0%). Boston also returned 5.2% growth despite the smoking ban which was not in effect during the second quarter of last year.

         For the ten Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the thirteen weeks ended June 27, 2004 totaled CDN $4,512,000 and were down -0.2% compared to the thirteen weeks ended June 29, 2003. Three stores (Toronto Yonge +13.4%; Toronto King +9.1%; Edmonton Whyte Avenue +13.3%) showed year on year increases. The two stores in Toronto recovered with combined sales growth of 10.6% for the period compared the same period last year. Sales in the three stores operating under smoking bans which were not in force during the second quarter of 2003 were -9.9% versus the prior year.


NET INCOME/LOSS

         For the thirteen weeks ended June 27, 2004, the Company generated a net loss of US $353,000 compared to a net profit of US $223,000 for the thirteen week period in 2003. In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested $157,000 during the second quarter of 2004 in marketing, menu development, and non-capital store improvements. The net income for the prior year includes the benefit of a US $332,000 gain on foreign exchange. (2004 = Gain on US $13,000). Losses per share for the current period were US $0.07, versus income per share of US $0.04 in 2003. The average number of shares outstanding increased from 5,159,604 in 2003 to 5,246,504 for the current year.

INCOME FROM RESTAURANT OPERATIONS

         The Company generated income from restaurant operations of US $459,000 compared to US $737,000 for 2003. The decrease versus 2003 of US $278,000 comprises:


                                                                                US $
Decline in income from same US stores                                         (88,000)
Decline in income from same Canadian stores                                  (138,000)
Impact of foreign exchange                                                      8,000
Impact of store closures                                                      (44,000)
Income from new store in San Francisco                                         (3,000)
Changes in other income                                                       (13,000)
                                                                            -----------
Total change in income versus 2003                                           (278,000)
                                                                            -----------
                                                                            -----------



         Lower second quarter profits in same US stores include $115,000 of additional investment in brand roll-out, marketing and non-capital store improvement.


FOOD AND BEVERAGE COSTS
         Overall, food and beverage costs, as a percentage of sales, increased to 27.6% for the thirteen weeks ended June 27, 2004, compared to 26.9% for the thirteen weeks ended June 29, 2003.

         In same US stores, food and beverage costs increased to 25.4% versus 25.2% in 2003, and in Canadian same stores to 30.3% versus 29.4% in 2003.

         The Company experienced upwards pressure on food costs, particularly for protein products. In line with most of its competitors, the Company held its menu prices steady until the end of June.

         Beef prices were affected by short supply and increased demand. Two years after the first cases of BSE in North America the US/Canada border re-opened in June, so some price relief may be anticipated in the second half of the year.

         The demand for chicken continues to be high and as well supply suffered due to avian flu and the high heat during the early summer. Demand for chicken wings in particular has increased dramatically as pizza and other fast food chains have increased their offering in this area.

         Pork has seen records highs and volumes. Pork belly prices were 34% higher than the previous year.


LABOUR AND BENEFITS COSTS

         Labour and benefits increased from 31.9% of sales in 2003 to 32.9% in the current period.

         In same US stores, labour and benefits costs increased to 33.8% of sales compared to 32.5% in the prior year. This increase includes the impact of the renegotiated contract with the San Diego union includes the minimum wage increases in San Francisco, and rising health benefit costs.

         In same Canadian stores, labour and benefits costs increased to 32.4% of sales compared to 31.6% in the prior year. This includes the minimum wage increases in Ontario and Manitoba.


OCCUPANCY AND OTHER OPERATING COSTS

         Occupancy and other operating expenses as a percentage of sales increased to 27.2% versus 25.1% in the prior year.

         In same US stores, costs increased to 27.2% from 24.9% in 2003. In same Canadian stores, costs rose to 27.7% from 25.8% in the prior year. These changes include expenses related to the strategic initiative in the second quarter to roll-out brand enhancement, increase marketing, and non-capital store improvements.


DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization costs increased to 5.5% of sales for the current period from 5.2% last year.

         Same US store depreciation fell to 6.7% from 7.0% in 2003, reflecting higher sales.

         Same Canadian store depreciation increased to 4.3% from 4.1% last year, reflecting lower sales.

GENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs increased from 9.7% of sales in 2003 to 10.1% in the current period. This increase includes the conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. The US $32,000 increase versus 2003 comprises:

                                                                                   US $
                                                                              -----------
Exchange rate applied to Vancouver office costs                                (15,000)
Increase in costs of Vancouver office                                          (31,000)
Decrease in costs of San Antonio office                                          14,000
                                                                              -----------
Total increase in G&A costs vs 2003                                            (32,000)
                                                                              -----------
                                                                              -----------


         Higher costs of the Vancouver office reflect increased marketing support.


IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with the new recommendations of the CICA, the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

         The lease of the Company's restaurant in Saskatoon, SK, expires in November 2005, and the discounted value of the cash flows expected from this store until that time are US $147,000 lower than the net book value of the associated fixed assets as at June 27, 2004.

         The Company has reduced the net book value of these assets by recording a US $147,000 charge for the Impairment of Long Lived Assets in the first quarter of 2004.


GAIN ON FOREIGN EXCHANGE

         For the thirteen weeks ended June 27, 2004, the Company recorded a gain on foreign exchange of US $13,000 (2003 = Gain of US $332,000).

INTEREST ON LONG TERM DEBT

         Interest on long term debt was US $120,000 for the thirteen weeks ended June 27, 2004, compared to US $173,000 in 2003. The decrease is attributable principally to certain prepaid financing costs which were fully amortized in 2003, and also to the repayment of debt principal.


INCOME/LOSS BEFORE TAXES

         The Company generated a loss before income taxes of US $336,000 for the thirteen weeks ended June 27, 2004 compared to an income of US $240,000 for 2003. The prior year profit includes the benefit of a US $332,000 gain on foreign exchange. (2004 = Gain of US $13,000).


INCOME TAXES

         The Company recorded income taxes of US $17,000 for the thirteen weeks ended June 27, 2004 (2003 - US $17,000), representing State taxes which are payable in the US.


NET INCOME/LOSS

         For the thirteen weeks ended June 27 2004, the Company's net loss was US $353,000 compared to a net income of US $223,000 for the thirteen week period in 2003. In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested $157,000 during the second quarter of 2004 in marketing, menu development, and non-capital store improvements. The prior year profit includes the benefit of a US $332,000 gain on foreign exchange. (2004 = Gain of US $13,000). Losses per share for the current period were US $0.07, versus income per share of US $0.04 in 2003. The average number of shares outstanding increased from 5,159,604 in 2003 to 5,246,504 for the current period.

TWENTY-SIX WEEKS ENDED JUNE 27, 2004 VS. TWENTY-SIX WEEKS ENDED JUNE 29, 2003

         The Company owns, operates and franchises casual full dining brand name restaurants in Canada and the United States. Its principal brand is "Elephant and Castle".

         During the twenty-six weeks ended June 27, 2004, the Company has seen strong same store sales and profit growth from its US operations, reflecting improved operational standards and a strengthening US economy. Canadian store performance during the same period was mixed. Three of the ten Canadian stores operated under smoking legislation which was not in place during the first half of the prior year.


SALES

         Sales increased during the twenty-six weeks ended June 27, 2004 to US $13,409,000 from US $12,962,000 in 2003. The year on year increase in sales of US $447,000 comprises:

                                                                                   US $
                                                                               -----------
Increase in sales from same US stores (+8.8%)                                    518,000
Decline in sales from same Canadian stores (-1.5%)                               (98,000)
Consolidation of CDN sales at higher exchange rate                               520,000
Impact of store closures                                                        (591,000)
Share of sales from new store in San Francisco                                   119,000
Changes in other income                                                          (21,000)
                                                                               -----------
Total change in sales versus 2003                                                447,000
                                                                               -----------
                                                                               -----------

         For the five US Corporate locations open throughout both periods, sales for the 2004 period were US $6,370,000 an increase of 8.8% compared to the prior year. There were strong performances from San Diego (+28.9%) and Chicago (+6.4%). Boston also returned to growth (+7.4%) despite the smoking ban which was not in effect in the first half of last year.

         For the ten Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the twenty-six weeks ended June 27, 2004 totaled CDN $8,837,000 and were down -1.5% compared to the twenty-six weeks ended June 29, 2003. Four stores (Toronto King +1.2%; Ottawa +2.0%; Toronto Yonge +2.1%; Edmonton Whyte Avenue +9.8%) showed year on year increases. Both Toronto stores have now returned to year on year growth, as they anniversary against SARS in 2003. Sales in the three stores operating under smoking bans which were not in force during the first half of 2003 were -9.6% versus the prior year.


NET INCOME/LOSS

         For the twenty-six weeks ended June 27, 2004, the Company generated a net loss of US $651,000 compared to a net profit of US $397,000 for the twenty-six week period in 2003. In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested $180,000 mainly during the second quarter of 2004 in marketing, menu development, and non-capital store improvements. The current year loss is after charging US $147,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The net income for the prior year includes the benefit of a US $621,000 gain on foreign exchange. (2004 = Gain on US $11,000). Losses per share for the current period were US $0.12, versus income per share of US $0.08 in 2003. The average number of shares outstanding increased from 5,152,104 in 2003 to 5,221,529 for the current year, following the issue of 81,900 shares to subordinated note holders in consideration of their agreeing to vary the terms of the notes, and the issue of 18,000 shares to directors.

INCOME FROM RESTAURANT OPERATIONS

         The Company generated income from restaurant operations of US $1,118,000 compared to US $1,401,000 for 2003. The decrease versus 2003 of US $283,000 comprises:

                                                                                    US $
                                                                               -----------
Increase in income from same US stores                                            50,000
Decline in income from same Canadian stores                                     (208,000)
Impact of foreign exchange                                                        33,000
Impact of store closures                                                         (85,000)
Income from new store in San Francisco                                           (42,000)
Changes in other income                                                          (31,000)
                                                                               -----------
Total change in income versus 2003                                              (283,000)
                                                                               -----------
                                                                               -----------


FOOD AND BEVERAGE COSTS

         Overall, food and beverage costs, as a percentage of sales, increased to 27.5% for the twenty-six weeks ended June 27, 2004, compared to 26.9% for the twenty-six weeks ended June 29, 2003.

         In same US stores, food and beverage costs increased to 25.4% versus 25.2% in 2003, and in Canadian same stores to 30.3% versus 29.4% in 2003.

         The Company experienced upwards pressure on food costs, particularly for protein products. In line with most of its competitors, the Company held its menu prices steady until the end of June.

         Beef prices were affected by short supply and increased demand. Two years after the first cases of BSE in North America the US/Canada border re-opened in June, so some price relief may be anticipated in the second half of the year.

         The demand for chicken continues to be high and as well supply suffered due to avian flu and the high heat during the early summer. Demand for chicken wings in particular has increased dramatically as pizza and other fast food chains have increased their offering in this area.

         Pork has seen records highs and volumes. Pork bellies are YTD 34% higher than the previous year.

LABOUR AND BENEFITS COSTS

         Labour and benefits increased from 31.8% of sales in 2003 to 32.1% in the current period.

         In same US stores, labour and benefits costs decreased to 32.9% of sales compared to 33.4% in the prior year. This decrease reflects good labour control on the background of improved sales.

         In same Canadian stores, labour and benefits costs increased to 31.6% of sales compared to 31.0% in the prior year. This increase reflects lower sales and the minimum wage increases in Ontario and Manitoba.


OCCUPANCY AND OTHER OPERATING COSTS

         Occupancy and other operating expenses as a percentage of sales increased to 26.3% from 25.2% in same period last year.

         In same US stores, costs rose to 25.7% from 25.0% in 2003. In same Canadian stores, costs rose to 27.4% from 26.1% in the prior year.

         In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested $148,000 mainly during the second quarter of 2004 in marketing, menu development, and non-capital store improvements.


DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization costs increased to 5.7% of sales for the current period from 5.2% last year.

         Same US store depreciation fell to 6.6% from 7.1% in 2003, reflecting higher sales.

         Same Canadian store depreciation was flat at 4.2% in both current and prior year, despite lower sales, reflecting assets in Canada becoming fully depreciated.

GENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs increased from 9.5% of sales in 2003 to 10.1% in the current period. The main driver of this increase is the conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. The US $126,000 increase versus 2003 comprises:

                                                                                   US $
                                                                               -----------
Exchange rate applied to Vancouver office costs                                  (90,000)
Increase in costs of Vancouver office                                            (59,000)
Decrease in costs of San Antonio office                                            23,000
                                                                               -----------
Total increase in G&A costs vs 2003                                             (126,000)
                                                                               -----------
                                                                               -----------

Higher costs of the Vancouver office reflect increased marketing support.


IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with the new recommendations of the CICA, the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

         The lease of the Company's restaurant in Saskatoon, SK, expires in November 2005, and the discounted value of the cash flows expected from this store until that time are US $147,000 lower than the net book value of the associated fixed assets as at June 27, 2004.

         Accordingly, the Company has reduced the net book value of these assets by recording a US $147,000 charge for the Impairment of Long Lived Assets in the first quarter of 2004.


GAIN ON FOREIGN EXCHANGE

         For the twenty-six weeks ended June 27, 2004, the Company recorded a gain on foreign exchange of US $11,000 (2003 = Gain of US $621,000).

INTEREST ON LONG TERM DEBT

         Interest on long term debt was US $245,000 for the twenty-six weeks ended June 27, 2004, compared to US $342,000 in 2003. The decrease is attributable principally to certain prepaid financing costs which were fully amortized in 2003, and also to the repayment of debt principal.


INCOME/LOSS BEFORE TAXES

         The Company generated a loss before income taxes of US $616,000 for the twenty-six weeks ended June 27, 2004 compared to an income of US $453,000 for 2003. In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested $180,000 mainly during the second quarter of 2004 in marketing, menu development, and non-capital store improvements. The current year loss is after charging US $147,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The prior year profit includes the benefit of a US $621,000 gain on foreign exchange. (2004 = Gain of US $11,000).



INCOME TAXES

         The Company recorded income taxes of US $35,000 for the twenty-six weeks ended June 27, 2004 (2003 - US $56,000), representing State taxes which are payable in the US.


NET INCOME/LOSS

         For the twenty-six weeks ended June 27 2004, the Company's net loss was US $651,000 compared to a net income of US $397,000 for the twenty-six week period in 2003. In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested $180,000 mainly during the second quarter of 2004 in marketing, menu development, and non-capital store improvements The current year loss is after charging US $147,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The prior year profit includes the benefit of a US $621,000 gain on foreign exchange. (2004 = Gain of US $11,000). Losses per share for the current period were US $0.12, versus income per share of US $0.08 in 2003. The average number of shares outstanding increased from 5,152,104 in 2003 to 5,221,529 for the current period.


FINANCIAL CONDITION AND OTHER ITEMS
-----------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         As at June 27, 2004, the Company had cash balances of US $142,000. Such amounts are sufficient to continue operations as they presently exist. Improved profitability in the US has allowed the Company to undertake a program of essential refurbishments to existing stores. Subject to the continued availability of funds, the Company expects to spend up to US $1,200,000 on this program in 2004. The Company currently lacks sufficient expansion capital to add new locations as management might prefer.

         At the request of the Board of Directors, management has prepared five year financial projections, including growth plans. These projections form the basis for preliminary discussions regarding the possible rescheduling and/or restructuring of the Company's debt. The Company is also in the process of presenting its plans and projections to providers of outside financing in an attempt to raise capital for store expansion.

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

         Also, at September 2005, unless the Company meets the levels of EBITDA required for mandatory conversion of its Junior notes into equity, these Junior notes will become immediately repayable. September 2005 repayment of the Junior Notes would represent US $5,000,000 plus accrued interest. For the rolling 12 months ended June 27, 2004, the Company achieved an EBITDA of US $1,350,000.

         The Company's projections show that there is no likelihood of the Company either achieving the EBITDA targets required to convert the Junior Notes into equity, or of building sufficient cash reserves to meet all of its debt repayment obligations in September 2005.