Form 10-Q
period 2004-09-26
ELEPHANT & CASTLE GROUP INC
filed 2004-11-05
CIK 899849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         SEPTEMBER 26, 2004
                               -------------------------------------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to __________________________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          Common Shares at September 26, 2004:          5,246,504
--------------------------------------------------------------------------------

                          ELEPHANT & CASTLE GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                                   US DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                SEPTEMBER 26,         DECEMBER 28,
                                                    2004                 2003
                                               ------------------------------------
                                                                       (AUDITED)
ASSETS
Current
   Cash                                            $       21          $       410
   Accounts Receivable                                    421                  349
   Inventory                                              343                  305
   Deposits and Prepaid Expenses                          406                  222
   Pre-Opening Costs                                        -                   45
                                               ------------------------------------
                                                        1,191                1,331

Fixed Assets                                            5,865                6,673
Future Income Tax Benefits                              2,368                2,351
Other Assets                                              344                  323
                                               ------------------------------------

                                                 $      9,768         $     10,678
                                               ====================================

LIABILITIES
Current
   Accounts Payable and Accrued Liabilities      $      3,316         $      3,580
   Current Portion of Long-Term Debt                    4,623                  371
                                               ------------------------------------
                                                        7,939                3,951

Long-Term Debt                                             10                4,251
Other Liabilities                                           0                    6
                                               ------------------------------------
                                                        7,949                8,208
                                               ------------------------------------

SHAREHOLDERS' EQUITY
Capital Stock                                          12,864               12,829
Other Paid-In Capital                                   5,588                5,343
Cumulative Translation Adjustment                        (880)                (880)
Deficit                                               (15,753)             (14,822)
                                               ------------------------------------
                                                        1,819                2,470
                                               ------------------------------------

                                                 $      9,768         $     10,678
                                               ====================================

                        See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   US DOLLARS
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                   (UNAUDITED)


                                                                    US $                                  US $
                                                             THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                                       ----------------------------------------------------------------------
                                                        SEPTEMBER 26,      SEPTEMBER 28,      SEPTEMBER 26,     SEPTEMBER 28,
                                                            2004               2003               2004              2003
                                                       ----------------------------------------------------------------------

SALES                                                   $      7,294       $      6,649       $     20,703      $     19,611
                                                       ----------------------------------------------------------------------

RESTAURANT EXPENSES
  Food and Beverage Costs                                      1,970              1,795              5,662             5,281
  Restaurant Operating Expenses
   Labour                                                      2,334              2,128              6,639             6,253
   Occupancy and Other                                         1,824              1,749              5,351             5,019
  Depreciation and Amortization                                  381                424              1,148             1,104
                                                       ----------------------------------------------------------------------
                                                               6,509              6,096             18,800            17,657
                                                       ----------------------------------------------------------------------

INCOME FROM RESTAURANT OPERATIONS                                785                553              1,903             1,954

GENERAL AND ADMINISTRATIVE EXPENSES                              662                629              2,015             1,857

IMPAIRMENT OF LONG-LIVED ASSETS                                    0                  0                147                 0

LOSS/(GAIN) ON FOREIGN EXCHANGE                                   25                (14)                14              (635)

INTEREST ON LONG-TERM DEBT                                       125                163                370               505

                                                        ---------------------------------------------------------------------
INCOME/(LOSS) BEFORE INCOME TAXES                                (27)              (225)              (643)              227


INCOME TAX                                                         8                 51                 43               107
                                                        ---------------------------------------------------------------------

NET INCOME/(LOSS) FOR THE PERIOD                         $       (35)      $       (276)              (686)      $       120
                                                        =====================================================================


Weighted average number of shares outstanding   Basic      5,246,504          5,159,604          5,229,854         5,154,604
                                                Diluted    6,299,254          6,612,354          6,282,604         6,607,354

Net Income/(Loss) per share                     Basic        ($0.01)            ($0.05)            ($0.13)             $0.02
                                                Diluted                                                                $0.02

                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   US DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                              THIRTY-NINE WEEKS ENDED
                                                     -----------------------------------------------
                                                          SEPTEMBER 26,          SEPTEMBER 28,
                                                              2004                   2003
                                                     -----------------------------------------------
OPERATING ACTIVITIES

NET INCOME/(LOSS)                                      $        (686)           $          120
   Add: Items not involving cash                               1,472                      (112)
                                                     -----------------------------------------------
                                                                 786                         8
                                                     -----------------------------------------------

CHANGES IN NON-CASH WORKING CAPITAL
   Accounts Receivable                                           (72)                     (169)
   Inventory                                                     (38)                       13
   Deposits and Prepaid Expenses                                (184)                      207
   Accounts Payable and Accrued Liabilities                     (264)                      211
                                                     -----------------------------------------------
                                                                (558)                      262
                                                     -----------------------------------------------

                                                     -----------------------------------------------
                                                                 228                       270
                                                     -----------------------------------------------
INVESTING ACTIVITIES
   Acquisition of Fixed Assets                                  (467)                     (265)
   Acquisition of Other Assets, including pre-
       opening costs                                               -                      (176)
                                                     -----------------------------------------------
                                                                (467)                     (441)
                                                     -----------------------------------------------

FINANCING ACTIVITIES
   Repayment of Capital Leases                                   (34)                      (40)
   Repayment of Long-Term Debt                                  (116)                     (300)
                                                     -----------------------------------------------
                                                                (150)                     (340)
                                                     -----------------------------------------------

(DECREASE) IN CASH DURING PERIOD                                (389)                     (511)

CASH AT BEGINNING OF PERIOD                                      410                       427
                                                     -----------------------------------------------

CASH AT END OF PERIOD                                  $          21            $          (84)
                                                     ===============================================

                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   US DOLLARS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                          THIRTY-NINE WEEKS ENDED
                                                  ---------------------------------------------
                                                     SEPTEMBER 26,          SEPTEMBER 28,
                                                         2004                   2003
                                                  ---------------------------------------------

Balance at Beginning of Period                     $         2,470        $         1,908

   Net income/(loss)                                          (686)                   120
   Change in Cumulative Translation Adjustment                   0                    268
   Shares issued                                                35                      4

                                                  ---------------------------------------------

Balance at End of Period                           $         1,819        $         2,300
                                                  =============================================


                       See notes to financial statements

                          ELEPHANT & CASTLE GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2004 AND SEPTEMBER 28, 2003
                                   US DOLLARS
          (IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME/(LOSS) PER SHARE)
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     With effect from the reporting period ended March 28, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company's functional and reporting currency was the Canadian Dollar. Comparative figures have been restated in US Dollars.

     This change in functional and reporting currency has been adopted because:

     (a) Of the Company's US $4,633 of long-term debt, US $4,618 is denominated and repayable in US Dollars.

     (b)  The Company's shares are traded in US Dollars on the NASDAQ OTCBB.

     (c) Over the past 2 years, the Company has focused on growing its operations in the US, while selectively closing non-core Canadian locations as the leases of those locations have expired. In the current reporting period, 62% of Income from Restaurant Operations originated in the US.

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

     In the opinion of the Company's management, these interim financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 26, 2004 and the consolidated results of operations, the consolidated statement of shareholders' equity and cash flow for the thirty-nine weeks then ended. The results of operations for the interim period are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

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

     The lease of the Company's restaurant in Saskatoon, SK, expires in November 2005, and the discounted value of the cash flows expected from this store until that time was US $147,000 lower than the net book value of the associated fixed assets as at March 28, 2004.

     Accordingly, the Company reduced the net book value of these assets by recording a US $147,000 charge for the Impairment of Long Lived Assets in the first quarter of 2004.

7.   LONG-TERM DEBT RENEGOTIATION

     In November 2003, the Company's main lender (GEIPPPII) agreed that no principal repayments would be made against the Senior Notes for a period of 12 months. This agreement ends in November 2004, at which point quarterly repayments are currently scheduled to recommence. Also, under current debt agreements, the Company would be obliged to repay to GEIPPPII the full outstanding balance of the Senior Notes on September 1, 2005. On this date the Company would also be obliged to repay the remaining balance outstanding on the '99 notes.

     The Company has entered into negotiations with providers of external finance in order to raise capital for expansion. Negotiations with one such provider are at an advanced stage.

     The Company has reached agreement in principle with the holder of its Senior Notes (GEIPPPII) that any further principal repayments on the Senior Notes would be deferred for a further two years, provided that the Company is successful in raising the capital it requires for expansion. The Company is currently negotiating with the holders of the '99 notes for acceptance of the same repayment schedule. Availability of expansion capital is contingent on holders of both the Senior Notes and the '99 notes agreeing to this amended repayment schedule. It is anticipated that these negotiations will be concluded before the end of the current financial year.

     Debt classification shown on the Company's balance sheet as at September 26, 2004 reflects current debt agreements and does not reflect the new debt structure under negotiation.

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

     The Company has, however, reached an agreement with GEIPPPII to modify the terms of the junior notes, such that the test for mandatory conversion of all four tranches is dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the junior notes is required at this time. The agreed amended EBITDA targets for the four tranches are now respectively as follows:


         ---------------------------------------------------------------------
                 12 Month Period              Conversion Date          EBITDA
         ---------------------------------------------------------------------
                   June 30, 2005            September 1, 2005        US$3,000
                   June 30, 2005            September 1, 2005           3,750
                   June 30, 2005            September 1, 2005           4,500
                   June 30, 2005            September 1, 2005           5,000
         ---------------------------------------------------------------------

     The Company has reached agreement in principle with the holder of its Junior Notes (GEIPPPII), that the Junior Notes would be converted to Preferred Shares, provided that the Company is successful in raising the capital it requires for expansion. It is anticipated that these negotiations will be concluded before the end of the current financial year.

8.   STOCK BASED COMPENSATION

     Beginning in the quarter ended March 28, 2004, in line with the new recommendations of the CICA, the Company has applied the Fair Value Method in accounting for any future stock options granted to employees. In prior periods, the Company applied the Intrinsic Method. Had compensation expense been determined as provided using the Fair Value Method for stock options issued in prior periods, compensation expense of $8 would have been recognized in the thirty-nine weeks ended September 26, 2004, and compensation expense of $52 would have been recognized in the thirty-nine weeks ended September 28, 2003.

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


9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and US earnings is as follows (the reader is referred to the Company's Form 10K/A for the Year Ended December 28, 2003, as filed with the Securities and Exchange Commission):

     (a) Reconciliation of total assets, liabilities and shareholders' equity (deficit):


    IN THOUSANDS OF US DOLLARS
                                                                         SEPT 26,           DEC 28,
                                                                           2004              2003

    Total assets for Canadian GAAP                                        $9,768            $10,678
    Adjustments to US GAAP                                                  (409)              (552)

    TOTAL ASSETS FOR US GAAP                                               9,359             10,126

    Total liabilities for Canadian GAAP                                    7,949              8,208
    Adjustments to US GAAP                                                 5,734              5,224

    Total liabilities for US GAAP                                         13,683             13,432

    Total equity (deficit) for CDN GAAP                                    1,819              2,470
    Adjustments to US GAAP                                                (6,143)            (5,776)

    Total equity (deficit) for US GAAP                                    (4,324)            (3,306)
                                                                    ----------------------------------

    TOTAL EQUITY (DEFICIT) AND LIABILITIES FOR US GAAP                     9,359             10,126
                                                                    ==================================


     (b) Reconciliation of income (loss) reported in accordance with Canadian GAAP and US GAAP:



IN THOUSANDS OF US DOLLARS,                            THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                   ------------------------------ --------------------------------
EXCEPT NET INCOME/(LOSS) PER SHARE                    SEPT 26,      SEPT 28,          SEPT 26,       SEPT 28,
                                                        2004          2003              2004           2003
                                                   ------------------------------ --------------------------------

NET INCOME/(LOSS) - CANADA                          $      (35)   $     (276)       $     (686)    $       120

ADJUSTMENTS:
     AMORTIZATION OF LEASEHOLD
        IMPROVEMENT COSTS                                   (3)           (3)                5              (9)
     PRE-OPENING COSTS                                       -            18                45            (116)
     DIVIDENDS ON PAID-IN CAPITAL                          (82)          (87)             (244)           (255)
                                                   ------------------------------ --------------------------------
NET INCOME/(LOSS) - UNITED STATES                         (120)         (348)             (880)           (260)
                                                   ============================== ================================

NET INCOME/(LOSS) PER COMMON SHARE

CANADA                           BASIC                  ($0.01)       ($0.05)           ($0.13)          $0.02
                                 DILUTED                                                                 $0.02

UNITED STATES                    BASIC                  ($0.02)       ($0.07)           ($0.17)         ($0.05)
                                 DILUTED

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:              BASIC               5,246,504     5,159,604         5,229,854       5,154,604
                                 DILUTED             6,299,254     6,612,354         6,282,604       6,607,354



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

         In the year ended December 28, 2003, the Company created a provision of US $45,000 against certain claims and prospective claims by employees or former employees of one of its restaurants for non-payment of wages during breaks which are deemed to be paid time. Developments during the first three quarters of 2004 were consistent with management's expectations, and no change to the provision is required at this time.

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

          None

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBITS

          (1)      The following exhibits are filed herewith:

         Exhibit
         No.
         ----
         31.9     Section 302 Certification of Chief Executive Officer
         31.10    Section 302 Certification of Chief Financial Officer
         32.9     Section 906 Certification of Chief Executive Officer
         32.10    Section 906 Certification of Chief Financial Officer

         (b)      REPORTS ON FORM 8-K

         None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Elephant & Castle Group Inc.



                                                   /s/ Richard Bryant
Date: November 4, 2004                             -----------------------------
                                                   Chairman of the Board,
                                                   Chief Executive Officer and
                                                   President
                                                   (principal executive officer)



                                                   /s/ Roger Sexton
Date: November 4, 2004                            ------------------------------
                                                   Chief Financial Officer
                                                   (principal financial officer)

                          ELEPHANT & CASTLE GROUP INC.
                                QUARTERLY REPORT
             THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2004

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 26, 2004 VS. THIRTEEN WEEKS ENDED SEPTEMBER 28, 2003

         The Company owns, operates and franchises casual full service brand name restaurants in Canada and the United States. Its principal brand is "Elephant and Castle".

         During the thirteen weeks ended September 26, 2004, the Company has seen continued strong same store sales from its US operations, reflecting improved operational standards and a strengthening US economy. Canadian same store sales performance also showed strong growth, particularly in the Company's core Canadian stores.

SALES

         Sales increased during the thirteen weeks ended September 26, 2004 to US $7,294,000 from US $6,649,000 in 2003. The year on year increase in sales of US $645,000 comprises:

                                                                                    US $
Increase in sales from same US stores (+13.0%)                                     393,000
Increase in sales from same Canadian stores (+7.8%)                                258,000
Consolidation of CDN sales at higher exchange rate                                 201,000
Impact of  Canadian store closures                                                (190,000)
Change in sales from JV store in San Francisco                                      (8,000)
Changes in franchise fees and other income                                          (9,000)
                                                                               ------------
Total change in sales versus 2003                                                  645,000
                                                                               ============

         For the five US Corporate locations open throughout both periods, sales for the 2004 period were US $3,431,000 an increase of 13.0% compared to the same period in the prior year. Four of the five US stores showed sales growth - San Diego (+19.9%), Philadelphia (+15.8%) and Chicago (+7.4%). Boston returned to +20.7% growth having now anniversaried against the smoking ban introduced in 2003.

         For the ten Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the thirteen weeks ended September 26, 2004 totaled CDN $4,774,000 and were up +7.8% compared to the thirteen weeks ended September 28, 2003. Of this CDN $344,000 increase, CDN $80,000 reflects the power outage experienced in Eastern Canada in August 2003. Growth was particularly strong in core Eastern stores (Toronto King St. +24.6%; Ottawa +17.2%; Toronto Yonge St. +25.8%) Only three stores showed sales declines in the quarter (Saskatoon -22.8%; Calgary -7.4%; Edmonton Whyte Avenue -3.7%). The leases of both Saskatoon and Calgary terminate in 2005.

NET INCOME/LOSS

         For the thirteen weeks ended September 26, 2004, the Company generated a net loss of US $35,000 compared to a net loss of US $276,000 for the thirteen week period in 2003. Losses per share for the current period were US $0.01, versus US $0.05 in 2003. The weighted average number of shares outstanding increased from 5,159,604 in 2003 to 5,246,504 for the current year.

INCOME FROM RESTAURANT OPERATIONS

         The Company generated income from restaurant operations of US $785,000 compared to US $553,000 for 2003. The increase versus 2003 of US $232,000 comprises:

                                                                                       US $
Increase in income from same US stores                                                 144,000
Increase in income from same Canadian stores                                            18,000
Impact of foreign exchange                                                              19,000
Impact of store closures                                                               (18,000)
Income from new store in San Francisco                                                  56,000
Changes in other income                                                                 13,000
                                                                                   ------------

Total change in income versus 2003                                                     232,000
                                                                                   ============

SAME STORE PERFORMANCE

The following tables show same store sales and profit performance for US and Canadian stores (in local currency):


US SAME STORES (US$000)
                                                       Q3 2004   % OF SALES   Q3 2003   % OF SALES

SALES                                                    3,431                  3,036

RESTAURANT EXPENSES
 Food and Beverage Costs                                   855       24.9%        769       25.3%
 Restaurant Operating Expenses
   Labour                                                1,136       33.1%      1,007       33.2%
   Occupancy and Other                                     822       24.0%        792       26.1%
 Depreciation and Amortization                             219        6.4%        213        7.0%
                                                       --------    --------   --------     -------
                                                         3,032       88.4%      2,781       91.6%
                                                       ========    ========   ========     =======
INCOME FROM RESTAURANT OPERATIONS                          399       11.6%        255        8.4%
                                                       ========    ========   ========     =======



CDN SAME STORES (CDN$000)
                                                        Q3 2004   % OF SALES   Q3 2003   % OF SALES

SALES                                                    4,774                  4,429

RESTAURANT EXPENSES
 Food and Beverage Costs                                 1,412       29.6%      1,306       29.5%
 Restaurant Operating Expenses
   Labour                                                1,494       31.3%      1,383       31.2%
   Occupancy and Other                                   1,257       26.3%      1,169       26.4%
 Depreciation and Amortization                             207        4.3%        190        4.3%
                                                       --------    --------   --------     -------
                                                         4,370       91.5%      4,048       91.4%
                                                       ========    ========   ========     =======

INCOME FROM RESTAURANT OPERATIONS                          404        8.5%        381        8.6%
                                                       ========    ========   ========     =======


FOOD AND BEVERAGE COSTS

         Overall, food and beverage costs, as a percentage of sales, was 27.0% for the thirteen weeks ended September 26, 2004, the same as for the thirteen weeks ended September 28, 2003.


         The Company has experienced upwards pressure on food costs during 2004, particularly for protein products. In line with most of its competitors, the Company increased its menu prices at the end of June, largely offsetting increased commodity costs.

LABOUR AND BENEFITS COSTS

         Labour and benefits remained constant at 32.0% of sales in both 2004 and 2003.

         In the US, the impact of the renegotiated contract with the San Diego union, the minimum wage increases in San Francisco, and rising health benefit costs were offset by improved productivity due to higher sales volumes.

         Canadian stores also benefited from higher volumes, which helped to offset the minimum wage increases in Ontario and Manitoba.

OCCUPANCY AND OTHER OPERATING COSTS

         Occupancy and other operating expenses as a percentage of sales decreased to 25.0% versus 26.3% in the prior year.

         Higher volumes, particularly in the US, helped drive this improvement.

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization costs decreased to 5.2% of sales for the current period from 6.4% last year.

         This improvement was driven by higher volumes, and $20,000 of pre-opening cost amortization for San Francisco in 2003. (2004 = nil).

GENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs increased by US $33,000 versus the prior year, mainly reflecting conversion of Canadian dollar costs into US dollars at a higher exchange rate. Due to higher sales volumes, G&A costs as a percentage of sales fell from 9.5% of sales in 2003 to 9.1% in the current period.

                                                                           US $
Exchange rate applied to Vancouver office costs                          (39,000)
Decrease in costs of Vancouver office                                     20,000
Increase in costs of San Antonio office                                  (14,000)
                                                                        ----------
Total increase in G&A costs vs 2003                                      (33,000)
                                                                        ==========

         Higher costs of the San Antonio office in the quarter reflect timing of advertising costs.

GAIN ON FOREIGN EXCHANGE

         For the thirteen weeks ended September 26, 2004, the Company recorded a loss on foreign exchange of US $25,000 (2003 = Gain of US $14,000).

INTEREST ON LONG TERM DEBT

         Interest on long term debt was US $125,000 for the thirteen weeks ended September 26, 2004, compared to US $163,000 in 2003. The decrease is attributable principally to certain prepaid financing costs which were fully amortized in 2003, and also to the repayment of debt principal.

INCOME/LOSS BEFORE TAXES

         The Company generated a loss before income taxes of US $27,000 for the thirteen weeks ended September 26, 2004 compared to a loss of US $225,000 for 2003.

INCOME TAXES

         The Company recorded income taxes of US $8,000 for the thirteen weeks ended September 26, 2004 (2003 - US $51,000), representing State taxes which are payable in the US.


NET INCOME/LOSS

         For the thirteen weeks ended September 26 2004, the Company's net loss was US $35,000 compared to a net loss of US $276,000 for the thirteen week period in 2003. Losses per share for the current period were US $0.01, versus US $0.05 in 2003. The weighted average number of shares outstanding increased from 5,159,604 in 2003 to 5,246,504 for the current period.

THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2004 VS. THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2003

         The Company owns, operates and franchises casual full service brand name restaurants in Canada and the United States. Its principal brand is "Elephant and Castle".

         During the thirty-nine weeks ended September 26, 2004, the Company has seen strong same store sales and profit growth from its US operations, reflecting improved operational standards and a strengthening US economy. Canadian store performance during the same period was mixed. Three of the ten Canadian stores operated under smoking legislation which was not in place during the first half of the prior year.

SALES

         Sales increased during the thirty-nine weeks ended September 26, 2004 to US $20,703,000 from US $19,611,000 in 2003. The year on year increase in sales of US $1,092,000 comprises:

                                                                                US $
Increase in sales from same US stores (+10.3%)                                 911,000
Increase in sales from same Canadian stores (+1.6%)                            160,000
Consolidation of CDN sales at higher exchange rate                             721,000
Impact of store closures                                                      (781,000)
Share of sales from new store in San Francisco                                 111,000
Changes in other income                                                        (30,000)
                                                                            -----------
Total change in sales versus 2003                                            1,092,000
                                                                            ===========

         For the five US Corporate locations open throughout both periods, sales for the 2004 period were US $9,800,000 an increase of 10.3% compared to the prior year. Four out of five US same stores show year on year growth, including +11.4% from Boston, despite a smoking ban which was introduced mid-2003. San Diego sales have grown +25.4%, partly reflecting high hotel occupancy and local events. Chicago (+6.7%) and Philadelphia (+6.8%) have also shown consistent growth. Only Seattle (-2.4%) has performed below last year.

         For the ten Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the thirty-nine weeks ended September 26, 2004 totaled CDN $13,611,000 and are now up +1.6% compared to the thirty-nine weeks ended September 28, 2003, reflecting a strong third quarter. Six of the ten stores (Toronto King St. +7.7%; Ottawa +6.5%; Toronto Yonge St. +8.4%; Edmonton Whyte Avenue +4.7%; Victoria +1.7%; Rosie's on Robson (Vancouver) +1.1%) now show year on year sales increases.

Sales in the three stores operating under smoking bans which were not in force during the first half of 2003 were all down versus the prior year (Edmonton City Centre -8.2%; Saskatoon -13.8%; Calgary -10.6%). Winnipeg sales were broadly flat versus 2003.

NET INCOME/LOSS

         For the thirty-nine weeks ended September 26, 2004, the Company generated a net loss of US $686,000 compared to a net profit of US $120,000 for the thirty-nine week period in 2003. In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested $180,000 mainly during the second quarter of 2004 in marketing, menu development, and non-capital store improvements. The current year loss is after charging US $147,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The net income for the prior year includes the benefit of a US $635,000 gain on foreign exchange. (2004 = Loss of US $14,000). Losses per share for the current period were US $0.13, versus income per share of US $0.02 in 2003. The weighted average number of shares outstanding increased from 5,154,604 in 2003 to 5,229,854 for the current year, following the issue of 81,900 shares to subordinated note holders in consideration of their agreeing to vary the terms of the notes, and the issue of 18,000 shares to directors.

INCOME FROM RESTAURANT OPERATIONS

         The Company generated income from restaurant operations of US $1,903,000 compared to US $1,954,000 for 2003. The decrease versus 2003 of US $51,000 comprises:

                                                                                 US $
Increase in income from same US stores                                          194,000
Decline in income from same Canadian stores                                    (190,000)
Impact of foreign exchange                                                       52,000
Impact of store closures                                                       (103,000)
Income from new store in San Francisco                                           14,000
Changes in other income                                                         (18,000)
                                                                              ----------
Total change in income versus 2003                                              (51,000)
                                                                              ==========


SAME STORE PERFORMANCE

The following tables show same store sales and profit performance for US and Canadian stores (in local currency):


US SAME STORES (US$000)
                                                      2004     % OF SALES   2003   % OF SALES

SALES                                                 9,800                8,889

RESTAURANT EXPENSES
 Food and Beverage Costs                              2,476       25.3%    2,246       25.3%
 Restaurant Operating Expenses
   Labour                                             3,231       33.0%    2,960       33.3%
   Occupancy and Other                                2,461       25.1%    2,259       25.4%
 Depreciation and Amortization                          636        6.5%      622        7.0%
                                                     --------   --------  --------    -------
                                                      8,804       89.8%    8,087       91.0%
                                                     ========   ========  ========    =======
INCOME FROM RESTAURANT OPERATIONS                       996       10.2%      802        9.0%
                                                     ========   ========  ========    =======



CDN SAME STORES (CDN$000)
                                                       2004    % OF SALES    2003    % OF SALES

SALES                                                 13,611                13,398

RESTAURANT EXPENSES
 Food and Beverage Costs                               4,088       30.0%     3,941        29.4%
 Restaurant Operating Expenses
   Labour                                              4,291       31.5%     4,163        31.1%
   Occupancy and Other                                 3,680       27.0%     3,503        26.1%
 Depreciation and Amortization                           580        4.3%       560         4.2%
                                                      --------    -------   --------     -------
                                                      12,639       92.9%    12,167        90.8%
                                                      ========    =======   ========     =======
INCOME FROM RESTAURANT OPERATIONS                        972        7.1%     1,231         9.2%
                                                      ========    =======   ========     =======


FOOD AND BEVERAGE COSTS

         Overall, food and beverage costs, as a percentage of sales, increased to 27.3% for the thirty-nine weeks ended September 26, 2004, compared to 26.9% for the thirty-nine weeks ended September 28, 2003.

         The Company experienced upwards pressure on food costs, particularly for protein products. In line with most of its competitors, the Company held its menu prices steady until the end of June.

         Beef prices were affected by short supply and increased demand. Two years after the first cases of BSE in North America the US/Canada border re-opened in June, so some price relief is being seen in the second half of the year.

         The demand for chicken continues to be high and as well supply suffered due to avian flu and the high heat during the early summer. Demand for chicken wings in particular has increased dramatically as pizza and other fast food chains have increased their offering in this area.

         Pork has seen record highs and volumes. Pork bellies are YTD 34% higher than the previous year.

LABOUR AND BENEFITS COSTS

         Labour and benefits increased from 31.9% of sales in 2003 to 32.1% in the current period.

         Lower costs in same US stores reflect good labour control against a background of improved sales, more than off setting wage and benefit rate pressures.

         Higher costs in same Canadian stores reflect broadly flat sales and the minimum wage increases in Ontario and Manitoba.

OCCUPANCY AND OTHER OPERATING COSTS

         Occupancy and other operating expenses as a percentage of sales increased to 25.8% from 25.6% in same period last year.

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

         Lower percentage costs in same US stores reflect higher volumes.

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization costs decreased to 5.5% of sales for the current period from 5.6% last year.

         The fall in same US store depreciation as a percentage of sales reflects higher sales.

         Higher depreciation in Canadian same stores, due to limited refurbishments, against a background of marginally improved sales, resulted in a higher percentage of sales for 2004 versus 2003 for Canadian same stores.

GENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs increased from 9.5% of sales in 2003 to 9.7% in the current period. The main driver of this increase is the conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. The US $158,000 increase versus 2003 comprises:


                                                                                US $
Exchange rate applied to Vancouver office costs                               (129,000)
Increase in costs of Vancouver office                                          (38,000)
Decrease in costs of San Antonio office                                          9,000
                                                                              ----------
Total increase in G&A costs vs 2003                                           (158,000)
                                                                              ==========

Higher costs of the Vancouver office reflect increased marketing support.


IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with the new recommendations of the CICA, the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

         The lease of the Company's restaurant in Saskatoon, SK, expires in November 2005, and the discounted value of the cash flows expected from this store from March 29, 2004 until that time were US $147,000 lower than the net book value of the associated fixed assets as at March 28, 2004.

         Accordingly, the Company reduced the net book value of these assets by recording a US $147,000 charge for the Impairment of Long Lived Assets in the first quarter of 2004.

GAIN ON FOREIGN EXCHANGE

         For the thirty-nine weeks ended September 26, 2004, the Company recorded a loss on foreign exchange of US $14,000 (2003 = Gain of US $635,000).

INTEREST ON LONG TERM DEBT

         Interest on long term debt was US $370,000 for the thirty-nine weeks ended September 26, 2004, compared to US $505,000 in 2003. The decrease is attributable principally to certain prepaid financing costs which were fully amortized in 2003, and also to the repayment of debt principal.

INCOME/LOSS BEFORE TAXES

         The Company generated a loss before income taxes of US $643,000 for the thirty-nine weeks ended September 26, 2004 compared to an income of US $227,000 for 2003. In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested $180,000 mainly during the second quarter of 2004 in marketing, menu development, and non-capital store improvements. The current year loss is after charging US $147,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The prior year profit includes the benefit of a US $635,000 gain on foreign exchange. (2004 = Loss of US $14,000).

INCOME TAXES

         The Company recorded income taxes of US $43,000 for the thirty-nine weeks ended September 26, 2004 (2003 - US $107,000), representing State taxes which are payable in the US.

NET INCOME/LOSS

         For the thirty-nine weeks ended September 26 2004, the Company's net loss was US $686,000 compared to a net income of US $120,000 for the thirty-nine week period in 2003. In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested $180,000 mainly during the second quarter of 2004 in marketing, menu development, and non-capital store improvements. The current year loss is after charging US $147,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The prior year profit includes the benefit of a US $635,000 gain on foreign exchange. (2004 = Loss of US $14,000). Losses per share for the current period were US $0.13, versus income per share of US $0.02 in 2003. The weighted average number of shares outstanding increased from 5,154,604 in 2003 to 5,229,854 for the current period.


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

         As at September 26, 2004, the Company had cash balances of US $21,000, and an approved bank facility of CDN $100,000 with its Canadian bankers. The Company continues to generate cash from operations and such amounts are sufficient to continue operations as they presently exist.

         Improved profitability in the US has allowed the Company to undertake a program of essential refurbishments to existing stores. Subject to the continued availability of funds, the Company wishes to spend up to US $1,200,000 on this program in 2004 and early 2005. The Company currently lacks sufficient expansion capital to add new locations as management might prefer.

         In order to fund the refurbishment program and modest growth, it was necessary for the Company to renegotiate the repayment terms of both its Senior Notes and its '99 Notes. The Company's principal lender, GEIPPPII agreed to defer four quarterly repayments of the Senior Notes, totaling US $700,000, commencing November 2003.

         At the request of the Board of Directors, management has prepared five year financial projections, including growth plans. The Company has also presented its plans and projections to providers of outside financing in an attempt to raise capital for store expansion. Negotiations with one such provider are at an advanced stage.

         Availability of expansion capital is contingent on holders of both the Senior Notes and the '99 notes agreeing to an amended repayment schedule. The Company has reached agreement in principle with the holder of its Senior Notes (GEIPPPII) that any further principal repayments on the Senior Notes would be deferred for a further two years, provided that the Company is successful in raising the capital it requires for expansion. The Company is currently negotiating for the holders of the '99 notes to accept the same repayment schedule. It is anticipated that these negotiations will be concluded before the end of the current financial year.

         The Company has also reached agreement in principle with the holder of its Junior Notes (GEIPPPII), that the Junior Notes would be converted to Preferred Shares, provided that the Company is successful in raising the capital it requires for expansion.

         Debt classification shown on the Company's balance sheet as at September 26, 2004 reflects current debt agreements and does not reflect the new debt structure under negotiation.

         The Company has signed a lease for one new store, in Washington DC, which is scheduled to open in March 2005. Current cash flow projections suggest that this opening would have to be delayed if the Company is not successful in securing expansion capital nor in obtaining further deferrals of existing debt repayment.