Form 10-K
period 2004-12-26
ELEPHANT & CASTLE GROUP INC
filed 2005-03-30
CIK 899849

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 26, 2004
                           Commission File No. 1-12134
                              CUSIP No. 286199-20-3

                          ELEPHANT & CASTLE GROUP INC.
                                (NAME OF ISSUER)


PROVINCE OF BRITISH COLUMBIA                       NOT APPLICABLE
------------------------------                     --------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation)                                      Number)


1190 Hornby Street
VANCOUVER, B.C. CANADA                               V6Z 2K5
----------------------------                         -------
(Address of principal executive offices)             (Zip Code)


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

State the Aggregate market value of the voting and non-voting Common Equity held by non-affiliates of the Registrant computed by reference to the price at which the Common Equity was last sold, or the overage bid and asked price of such Common Equity, as of the last business day of the registrant's most recently completed second quarter (June 27, 2004): US $4,197,000.

Number of shares of Issuer's Common Stock outstanding as of December 26, 2004:
5,629,411.

Registrant's revenues during the fiscal year ended December 26, 2004:
US $28,202,000.

Securities registered pursuant to Section 12(b) of the Act:

         None.

Securities registered pursuant to Section 12(g) of the Act:

                                            OTCBB          NUMBER OF
      TITLE OF EACH CLASS                   SYMBOL         SHARES OUTSTANDING
------------------------------              ------         ------------------
Common Stock, without par value             PUBSF          5,629,411 (a)

(a)  Calculated as of February 2, 2005

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

         AVAILABLE INFORMATION. The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). Its Commission file number is 1-12134. The public may read and copy any materials filed by the Company with the SEC at the SEC's public reference room, 450 5th Street, N.W., Washington, D.C. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The Company's internet website address is: www.elephantcastle.com
            ----------------------

         The Company also makes available, free of charge, through its internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, each as soon as reasonably practicable after the same are electronically filed with, or furnished to the SEC. The Board of Directors has recently adopted a Code of Ethics which was printed as an exhibit to the Company's Proxy Statement in connection with its 2004 Annual Meeting of Shareholders.

ITEM 1   DESCRIPTION OF BUSINESS

GENERAL

         The Company owns and operates pub and casual dining restaurants in the United States and Canada, and is actively engaged in restaurant franchising activities. As of the date of this report, the Company currently owns and operates a chain of 15 full-service casual dining restaurants and pubs, 10 of which are located in Canada and 5 of which are located in the United States.

         Fourteen of the Company's fifteen owned restaurants are operated under the name "Elephant & Castle", an English pub concept, five of which are in the United States. The fifteenth owned restaurant, located in Canada, operates under the name "Rosie's on Robson" but is regarded by management as an Elephant & Castle location for internal financial reporting purposes.

         In addition to the owned and operated units, there are 7 Elephant & Castle franchise locations of which 3 are in Canada and 4 are in the United States, and one Elephant & Castle restaurant operated under a joint venture agreement in the US.

2004 RESULTS OF OPERATIONS

         In 2004, the Company's sales were US $28,202,000 compared to US $ 26,725,000 for 2003, an increase of US $1,477,000 or 5.5%. On a same store basis, revenues for 5 US owned and operated locations opened throughout both periods were US $13,338,000, an increase of 10.3%, while revenues for 10 Canadian corporate locations open throughout both periods were CDN $18,162,000, up 1.3%. In January 2004, the Company closed its Elephant & Castle restaurant in the West Edmonton Mall, AB.

         During the fiscal year ended December 26, 2004, the Company generated a net loss of US $(888,000) compared to a net profit of US $228,000 for the corresponding period in 2003. The net profit for the year ended December 26, 2004 included a loss on foreign exchange of US $28,000 (2003 = Gain of US $679,000). The net loss for the year ended December 26, 2004 includes US $199,000 of costs resulting from the write-down of assets in accordance with current recommendations of the Canadian Institute of Chartered Accountants. (2003 = US $Nil). The net loss for the year ended December 26, 2004 also includes US $178,000 of current and future tax charges. (2003 = recovery of US $55,000).

         General and administrative expenses represented 10.1% of sales in both 2004 and 2003. Interest on long term debt increased to US $558,000 in 2004 from US $545,000 in 2003.

FINANCINGS

         On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN$5,000,000 (US$4,066,000) for the purposes of opening new Elephant & Castle restaurants, and refurbishing existing Elephant & Castle restaurants. In addition, the structure of the Company's pre-existing debt and equity were substantially altered, as described below.

         (a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

         In consideration for the surrender of US$3,900,000 of the existing Senior Notes, the waiver of US$303,879 of accrued interest on the Senior Notes, the surrender of US$5,000,000 of the existing Junior Notes and the waiver of US$904,932 of accrued interest on the Junior Notes, the Company issued US$4,203,879 of new Secured 14% Notes, 3,653,972 of CDN$2 (US$1.63) preferred shares and a warrant to purchase 1,750,000 shares of common stock. The Secured Notes bear interest at 14%, which is deferred until payments commence in March, 2007, except in certain circumstances. Principal repayments are deferred until the 14% Secured Notes become fully repayable on December 18th, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Capital Partners ("Crown") and the GEIPPPII Secured 14% Notes are repaid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500,000 at the rate of 3 shares of common stock for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.542) per share.

         (b) Transactions with Crown

         The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN$5,000,000 (US$4,066,000). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN$40,000 (US$33,000) commence in December, 2006, rising to CDN$60,000 (US$49,000) in December 2007 and CDN$100,000 (US$81,000) in December
2008, with the balance of CDN$2,600,000 (US$2,114,000) repayable by 17th December, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 shares of common stock of the Company and 730,794 preferred shares of the Company for one hundred Canadian dollars, representing 15% of the outstanding shares of both classes of stock of the Company and a further warrant to purchase 350,000 shares of common stock. These further warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.542) per share.

          (c) Transactions with Management

         The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN$265,000 (US$215,000), over a period of 18 months, 699,534 common shares and 487,196 preferred shares, representing 10% of the outstanding shares of both classes of stock of the Company (assuming that Crown exercise their warrants to purchase 15% of the stock of the Company). Management has made an initial payment of CDN$115,000 (US$93,000), and has committed to pay the balance in quarterly installments over an 18 month period. In connection with this purchase, Management have also been issued a warrant for the purchase of an additional 5% of both classes of stock for CDN$133,000 (US$108,000). In connection with the new financing transactions, Management has also entered into new employment agreements.

         (d) Agreements between investors

         GEIPPPII and Crown have entered into an inter-creditor agreement, which establishes the seniority of the Crown security and the subordination of the GEIPPPII security over the assets of the Company.

         GEIPPPII, Crown and Management have entered into an inter-shareholder agreement. Under this agreement all parties agree to appoint two GEIPPPII nominees, one Crown nominee and one management nominee to the board of the Company, and as to certain other matters.

         Investors holding 87% of the US$661,000 of 8% convertible, subordinated notes of the Company issued in 2000 ("Delphi Investors") have agreed to the amendment of their notes such that the coupon will be increased to 9.25% and repayment will be scheduled to re-commence in March, 2007. The remaining Delphi Investors, representing US $85,000 of 8% convertible, subordinated notes have not agreed to the amendment.

         GEIPPPII, Crown and Management have committed to authorizing and approving an increase in the authorized share capital of the Company.


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

         FUTURE COMPANY GROWTH. On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN$5,000,000 (US$4,066,000) for the purposes of opening new Elephant & Castle restaurants, and refurbishing existing Elephant & Castle restaurants. Management is focused on growth of revenues at existing units and on adding new wholly owned Elephant & Castle restaurants, primarily in the US. Any added units will be predominantly hotel-based or in high traffic, urban centre locations. The Company has signed leases for 2 such new restaurants, one in Washington D.C., the other a second restaurant in Chicago, IL. Both locations are under construction, with openings scheduled for Spring/Summer 2005. A fifth US franchise, in Wexford, PA, is also scheduled to open in the Spring of 2005.

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

         The Company conducts many local promotions and loyalty programs geared to the neighborhoods and markets the restaurants serve, and supports these with print and direct mail advertising. During fiscal 2004, the Company's expenditures for advertising and promotional activities were approximately 3% of its revenues.

         iii. STATUS OF NEW DEVELOPMENTS. The Company is constantly in the process of examining, evaluating and undertaking various new restaurant opportunities. The Company has 2 new wholly owned restaurants and 1 new franchise restaurant under construction for scheduled Spring 2005 openings. The Company is continually evaluating other opportunities to add further owned or franchised stores, primarily in the US.

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

         x. EFFECT OF EXISTING AND PROBABLE GOVERNMENTAL REGULATIONS.

(a) Ten of the Company's corporately owned restaurants are subject to local, state or provincial regulations which prevent or restrict customers from smoking on the premises. This represents a growing trend in North America, with two of the restaurants having been newly affected in 2004, and four in 2003. The introduction of smoking bans or restrictions have an adverse impact upon restaurant revenues and profits in areas where such restrictions are imposed. The Company's sales and profits were adversely impacted by such restrictions in certain locales in 2004 and in 2003.

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

         xiii. NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. As of December 26, 2004, the Company employed approximately 716 persons on a full-time and part-time basis. 18 of such persons serve in administrative or executive capacities, approximately 61 serve as restaurant management personnel and the remainder are hourly workers in the Company's restaurant operations. The Company believes that its working conditions and compensation packages are competitive with those offered by its competitors. Management considers the Company's relations with its employees to be good, and its rate of employee turnover to be low in relation to industry standards. The Company has an agreement with the union which represented the former workers at the predecessor restaurant located at the Holiday Inn unit in Philadelphia which requires the Company to seek new hires first from among the pool of available union hiring hall personnel. The Company's service personnel at the San Diego Elephant & Castle unit and Rosie's on Robson are separately unionized.

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

ITEM 2   PROPERTIES

         All of the restaurants are located on leased sites. The Company owns the furnishings, fixtures and equipment in each of its restaurants. Existing restaurant leases have expirations ranging from 2005 through 2020 (including existing renewal options). The Company has negotiated a 5 year extension (to
2009) of the lease of it's Victoria store. The landlord, however, has the option until the end of June 2005 to give the Company notice to vacate at the end of 2005.

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

         The Company's facilities at Hotels and other non-mall locations are as follows:

HOTEL LOCATIONS            OPENING DATE                     SQUARE FT.           INDOOR SEATING
---------------            ------------                     ----------           --------------
Winnipeg                   May. 1994                          4,300                     180
Philadelphia               Feb. 1995                          7,900                     310
Vancouver                  Aug. 1995                          5,500                     200
San Diego                  Jul. 1996                          7,500                     300
Seattle                    Aug. 1997                          7,600                     230
Boston                     Nov. 1997                          9,500                     200
Chicago West Adams         Apr. 2001                          6,000                     190
San Francisco              Mar. 2003                          5,230                     148
(Joint venture)

OTHER NON-MALL LOCATIONS
------------------------
Toronto King Street        Oct. 1996                          9,200                     330
Edmonton                   Nov. 1997                          5,600                     180
Toronto Yonge Street       Dec. 1999                          3,200                     160

In addition to the above open and operating restaurants, the Company has signed leases for two new restaurants which are currently under construction, and which are expected to open during Spring/Summer 2005. The Company's second Chicago location, East Huron, will be 5,000 square feet with 160 indoor seats. The Washington, DC location will be 7,000 square feet with 200 indoor seats.

The Company also currently operates 5 mall based restaurants, all of which are in Canada. The following table provides opening date, square footage and indoor seating capacity information with respect to each of the mall based restaurants currently in operation:

                                                                                                 INDOOR
CITY              MALL                      OPENING DATE               SQUARE FEET               SEATING(a)
----              ----                      ------------               -----------               -------
Ottawa, Ont.      Rideau Center             Mar. 1983                  7,119                     280
Edmonton, Alb.    Eaton Center              Sep. 1988                  5,939                     225
Victoria, B.C.    Eaton Center              Jun. 1989                  5,640                     225
Saskatoon, Sask.  Midtown Plaza             Oct. 1990                  5,815                     225
Calgary, Alb.     Eaton Center              Dec. 1990                  5,851                     225

(a) Outdoor/patio seating is available at a number of the locations, and not included herein.

         The following table sets forth, for all restaurants by location, the earliest expiration date of the leases and the minimum annual rent:

                                          EARLIEST
LOCATION                               EXPIRATION DATE                  MINIMUM ANNUAL RENT
--------                               ---------------                  -------------------
Calgary Eaton Center                        2005  *                             95,000
Saskatoon Midtown Plaza                     2005  **                           122,000
San Diego, Holiday Inn                      2005  ***                           73,000
Edmonton, Eaton Centre                      2007                                51,000
Boston, Club Quarters                       2007                                60,000
Ottawa Rideau Center                        2008                               134,000
Toronto, Yonge Street                       2008                               115,000
Victoria Eaton Center                       2009                               147,000
Philadelphia, Holiday Inn                   2010                               122,000
Chicago, West Adams                         2010                               125,000
Toronto, King Street                        2011                                89,000
Edmonton, Whyte Ave                         2012                                85,000
Seattle, WestCoast Grand                    2012                               101,000
San Francisco                               2013  ****                               0
Winnipeg, Delta Hotel                       2014                                49,000
Vancouver, Rosedale Hotel                   2015                                73,000
Washington, DC                              2015                               186,000
Chicago, East Huron                         2015                               184,000

         Total:                                                             US $1,811,000
                                                                            =============

* The Company's lease for its store in Calgary Eaton Center expires at the end of August 2005. There are no plans to renew this lease.

** The Company's lease for its store in Saskatoon expires at the end of October 2005. There are no plans to renew this lease.

*** The Company's lease for its San Diego restaurant has a renewal option effective December 31, 2005. The Company has not yet formally renewed this lease, but expects to do so before the option lapses.

**** The Company operates the Club Quarters in San Francisco, California on a joint venture basis and has no obligation for rent in respect thereof. The joint venture has a 10 year term, commencing March 2003.

In addition, the Company has sublet a property in London, Ontario to one of its franchisees. The Company remains fully liable for the annual rent of US $139,000 until the lease expires in September 2008.

ITEM 3   LEGAL PROCEEDINGS

         From time to time lawsuits are filed against the Company in the ordinary course of business. The Company is not currently a party to any litigation which would, if adversely determined, have a material adverse effect on the Company or its business and is not aware of any such threatened litigation.

         A Canadian subsidiary of the Company has received notices of reassessment from Canada Revenue Agency ("CRA") involving a further demand from the CRA for CDN $209,000 (US $170,000) relating to disputes concerning construction allowances dating back to 1984. The Company disputes the additional taxes, but maintains a provision for the entire disputed balance of CDN $209,000 claimed by the CRA.

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

         The range of high and low sales prices for the Common Stock from January 1, 2003, to the end of 2004 has been:

                                   High                Low
First Quarter of 2003:            $0.400             $0.250
Second Quarter of 2003:           $0.380             $0.220
Third Quarter of 2003:            $0.390             $0.220
Fourth Quarter of 2003:           $0.390             $0.210

First Quarter of 2004:            $0.440             $0.220
Second Quarter of 2004:           $0.950             $0.300
Third Quarter of 2004:            $0.650             $0.300
Fourth Quarter of 2004:           $0.510             $0.300

(b) The approximate number of record holders of the Company's common stock as of January 2005 is 500.

(c) The Company has never paid any dividends in respect of any of its capital.

(d) Securities authorized for issuance under equity compensation plans.

Equity based compensation plans in force as at December 26, 2004 :

                             exercise of                 outstanding options         for future issuance
                             outstanding options                                     under equity
                                                                                     compensation plans
                                                                                     (excluding securities
                                                                                     reflected in column
                                                                                     (a))
                                       (a)                         (b)                          (c)
---------------------------------------------------------------------------------------------------------------
Equity compensation                       556,500        US $ 5.93                                  616,000
plans approved by                                        CDN $ 9.21
security holders
---------------------------------------------------------------------------------------------------------------

Equity compensation                             0                                                         0
plans not approved by
security holders
---------------------------------------------------------------------------------------------------------------

Total                                     556,500        US $ 5.93                                  616,000
                                                         CDN $ 9.21
---------------------------------------------------------------------------------------------------------------

ITEM 6   SELECTED FINANCIAL DATA
         (IN THOUSANDS OF US DOLLARS EXCEPT PER SHARE INFORMATION WHICH IS SET FORTH IN US DOLLARS)

                                                 2004                2003                2002

                             Sales            $28,202             $26,725             $27,716
                     Income (loss)
                   from Restaurant
                        Operations              2,918               2,740               2,640
                   Earnings (loss)
               before Income Taxes               (710)                173              (1,514)
                 Net Income (loss)               (888)                228              (1,344)
                      Total Assets             15,164              10,677              10,656
                     Shareholders'
                  Equity (Deficit)             (2,642)              2,470               1,908
                   Long Term  Debt            $15,262              $4,622              $5,142
                    Average Shares
                       Outstanding          5,244,507           5,163,271           5,163,354
                   Earnings (loss)
                      Per Share(b)             $(0.17)              $0.04              $(0.26)

PERFORMANCE BY QUARTER 2004:

                                                        Q1          Q2           Q3          Q4       FULL YEAR
Sales                                                 $6,627       $6,782      $7,294       $7,499     $28,202

Income (loss) from restaurant operations                 658          459         785        1,016       2,918
Earnings (loss) before income taxes                     (281)        (336)        (27)         (66)       (710)
Net income (loss)                                       (298)        (353)        (35)        (202)       (888)
Total assets                                          10,098        9,713       9,768       15,164      15,164
Shareholders' equity (deficit)                         2,208        1,855       1,819      (2,642)     (2,642)
Long term debt                                         4,734        4,683       4,633       15,262      15,262
Average shares outstanding                         5,196,554    5,246,504   5,246,504    5,437,958   5,244,507
Earnings (loss) per share                             ($0.06)      ($0.07)     ($0.01)      ($0.04)     ($0.17)

PERFORMANCE BY QUARTER 2003:
                                                        Q1          Q2           Q3          Q4       FULL YEAR

Sales                                                 $6,205       $6,756      $6,649       $7,115     $26,725

Income (loss) from restaurant operations                 664          737         553          786       2,740
Earnings (loss) before income taxes                      212          240        (225)         (54)        173
Net income (loss)                                        173          223        (276)         108         228
Total assets                                          10,986       11,220      10,687       10,677      10,677
Shareholders' equity (deficit)                         2,208        2,637       2,300        2,470       2,470
Long term debt                                         4,977        4,822       4,607        4,622       4,622
Average shares outstanding                         5,144,604    5,159,604   5,159,604    5,165,104   5,163,271
Earnings (loss) per share                              $0.03        $0.04      ($0.05)       $0.02       $0.04

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FIFTY-TWO WEEKS ENDED DECEMBER 26, 2004 VS. FIFTY-TWO WEEKS ENDED DECEMBER 28, 2003

         The Company owns, operates and franchises casual full service brand name restaurants in Canada and the United States. Its principal brand is "Elephant and Castle".

         During the fifty-two weeks ended December 26, 2004, the Company has seen strong same store sales and profit growth from its US operations, reflecting improved operational standards and a strengthening US economy. Canadian store performance during the same period was mixed. Three of the ten Canadian stores operated under smoking legislation which was not in place during the first half of the prior year.

SALES

         Sales increased during the fifty-two weeks ended December 26, 2004 to US $28,202,000 from US $26,725,000 in 2003. The year on year increase in sales of US $1,477,000 comprises:

                                                                                  US $
Increase in sales from same US stores (+10.3%)                                 1,250,000
Increase in sales from same Canadian stores (+1.3%)                              174,000
Consolidation of CDN sales at higher exchange rate                               995,000
Impact of store closures                                                        (985,000)
Share of sales from new store in San Francisco                                   128,000
Changes in other income                                                          (85,000)
                                                                               ---------
Total change in sales versus 2003                                              1,477,000
                                                                               ---------
                                                                               ---------

         For the five US Corporate locations open throughout both periods, sales for the 2004 period were US $13,338,000 an increase of 10.3% compared to the prior year. Four out of five US same stores show year on year growth, including +12.7% from Boston, despite a smoking ban which was introduced mid-2003. San Diego sales have grown +20.1%, partly reflecting high hotel occupancy and local events. Chicago (+8.3%) and Philadelphia (+8.2%) have also shown consistent growth. Only Seattle (-0.6%) has performed below last year.

         For the ten Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the fifty-two weeks ended December 26, 2004 totaled CDN $18,162,000 and are now up +1.3% compared to the fifty-two weeks ended December 28, 2003, reflecting a stronger third and fourth quarter. Five of the ten stores (Ottawa +8.2%; Winnipeg +7.9; Toronto Yonge St. +7.5%; Toronto King St.

+4.7%; Victoria +2.4%;) showed year on year sales increases. Sales in the three stores operating under smoking bans which were not in force during the first half of 2003 were all down versus the prior year (Edmonton City Centre -6.8%; Saskatoon -15.3%; Calgary -11.2%). The hockey lockout during the fourth quarter has had a negative impact on Rosie's on Robson and Edmonton Whyte Ave resulting in full year sales down -1.1% and -1.2% respectively for the year, despite strong first half performances.

NET INCOME/LOSS

         For the fifty-two weeks ended December 26, 2004, the Company generated a net loss of US $888,000 compared to a net profit of US $228,000 for the fifty-two week period in 2003. In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested US$180,000 mainly during the second quarter of 2004 in marketing, menu development, and non-capital store improvements. US$148,000 is reported as store operating costs and US $32,000 as additional brand development costs in general and administration costs. The current year loss is after charging US $199,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The net income for the prior year includes the benefit of a US $679,000 gain on foreign exchange. (2004 = Loss of US $28,000). Losses per share for the current period were US $(0.17), versus income per share of US $0.04 in 2003. The weighted average number of shares outstanding increased from 5,163,271 in 2003 to 5,244,507 for the current year, following the issue of 81,900 shares to subordinated note holders in consideration of their agreeing to vary the terms of the notes, and the issue of 18,000 shares to directors. A further 382,927 were issued to subordinated note holders and management on completion of the new funding arrangements.

INCOME FROM RESTAURANT OPERATIONS

         The Company generated income from restaurant operations of US $2,918,000 compared to US $2,740,000 for 2003. The increase versus 2003 of US $178,000 comprises:

                                                                                  US $
Increase in income from same US stores                                            365,000
Decline in income from same Canadian stores                                      (278,000)
Impact of foreign exchange                                                         83,000
Impact of store closures                                                          (51,000)
Income from new store in San Francisco                                            100,000
Changes in other income                                                           (41,000)
                                                                                ---------
Total change in income versus 2003                                                178,000
                                                                                ---------
                                                                                ---------

SAME STORE PERFORMANCE

The following tables show same store sales and profit performance for US and Canadian stores (in local currency):

US SAME STORES (US$000)

                                                   2004      % OF SALES           2003      % OF SALES

SALES                                              13,338                         12,088

RESTAURANT EXPENSES
  Food and Beverage Costs                           3,366        25.2%             3,060       25.3%
  Restaurant Operating Expenses
    Labour                                          4,349        32.6%             3,957       32.7%
    Occupancy and Other                             3,259        24.4%             3,139       26.0%
  Depreciation and Amortization                       899         6.7%               832        6.9%
                                                   ------        -----            ------       -----
                                                   11,873        89.0%            10,988       90.9%
                                                   ======        =====            ======       =====
INCOME FROM RESTAURANT OPERATIONS                   1,465        11.0%             1,100        9.1%


CDN SAME STORES (CDN$000)

                                                        2004       % OF SALES           2003      % OF SALES

SALES                                                   18,162                          17,936

RESTAURANT EXPENSES
  Food and Beverage Costs                                5,423         29.9%             5,256        29.3%
  Restaurant Operating Expenses
    Labour                                               5,564         30.6%             5,365        29.9%
    Occupancy and Other                                  4,885         26.9%             4,690        26.1%
  Depreciation and Amortization                            771          4.2%               753         4.2%
  Loss on Asset Disposal                                     9          0.0%                 0         0.0%
                                                        ------         -----            ------        -----
                                                        16,652         91.7%            16,064        89.6%
                                                        ======         =====            ======        =====
INCOME FROM RESTAURANT OPERATIONS                        1,510          8.3%             1,872        10.4%

FOOD AND BEVERAGE COSTS

         Overall, food and beverage costs, as a percentage of sales, increased to 27.2% for the fifty-two weeks ended December 26, 2004, compared to 26.8% for the fifty-two weeks ended December 28, 2003.

         The Company experienced upwards pressure on food costs, particularly for protein products. In line with most of its competitors, the Company held its menu prices steady until the end of June.

         In both the US and Canada, the beef market was difficult throughout 2004 due to the continued uncertainty caused by BSE. Fixed price contract items were 5% higher than 2003. Non-contracted items peaked in cost in the 3rd quarter and eased slightly in the fourth quarter.

         Poultry prices in the US saw as much as a 25% increase at their peak. This pricing eased in the 4th quarter and production levels are very high. However, poulty consumption in the US was estimated at 25% higher in 2004 than 2003. Canadian chicken prices were substantially higher through most of 2004. The Avian Influenza epidemic increased cost by up to 20%. The Fraser Valley poultry operations came back on stream with September hatchings but this product did not start to hit the markets until mid-November so no price relief was felt in 2004 as consumption remained very high and supply remained limited.

         US pork prices remain high with bacon in particular still up 30-40%. Canadian pork prices eased in the 4th quarter but were still 20-25% higher than one year ago.

LABOUR AND BENEFITS COSTS

         Labour and benefits increased from 31.0% of sales in 2003 to 31.4% in the current period.

         Lower costs in same US stores reflect good labour control against a background of improved sales, more than off setting wage and benefit rate pressures.

         Higher costs in same Canadian stores reflect broadly flat sales and the minimum wage increases in Ontario and Manitoba.

OCCUPANCY AND OTHER OPERATING COSTS

         Occupancy and other operating expenses as a percentage of sales decreased to 25.5% from 25.9% in same period last year.

         In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested US$148,000 mainly during the second quarter of 2004 in marketing, menu development, and non-capital store improvements.

         Lower percentage costs in same US stores reflect higher volumes.

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization costs decreased to 5.5% of sales for the current period from 5.8% last year.

         The fall in same US store depreciation as a percentage of sales reflects higher sales.

         Flat depreciation as a % of Sales in Canadian same stores reflects limited refurbishments, against a background of marginally improved sales.

GENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs are 10.1% for 2003 and 2004. Costs increased from $2,701,000 in 2003 to $2,843,000 in the current period. This reflects conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. The US $142,000 increase versus 2003 comprises:

                                                                           US $
Exchange rate applied to Vancouver office costs                          (123,000)
Increase in costs of Vancouver office                                      (7,000)
Increase in costs of San Antonio office                                   (12,000)
                                                                         ---------
Total increase in G&A costs vs 2003                                      (142,000)
                                                                         ---------
                                                                         ---------

Higher costs of the Vancouver office include US $32,000 of brand and menu development costs. Increased costs in the San Antonio reflect the cost of closing this office in the fourth quarter of 2004.

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

         The lease of the Company's restaurant in Calgary, AB, expires in August 2005, and the discounted value of the cash flows expected from this store from December 26, 2004 until that time were US $52,000 lower than the net book value of the associated fixed assets as at December 26, 2004.

         Accordingly, the Company reduced the net book value of these assets by recording a US $199,000 charge for the Impairment of Long Lived Assets in 2004.


GAIN (LOSS) ON FOREIGN EXCHANGE

         For the fifty-two weeks ended December 26, 2004, the Company recorded a loss on foreign exchange of US $28,000 (2003 = Gain of US $679,000).

INTEREST ON LONG TERM DEBT

         Interest on long term debt was US $558,000 for the fifty-two weeks ended December 26, 2004, compared to US $545,000 in 2003. The current year figure includes only 10 days of interest costs under the Company's new funding arrangements, and is therefore only US $13,000 higher than the prior year. For the year ending December 25, 2005 interest costs will increase significantly, reflecting the Company's new funding arrangements.

INCOME/LOSS BEFORE TAXES

         The Company generated a loss before income taxes of US $710,000 for the fifty-two weeks ended December 26, 2004 compared to an income of US $173,000 for 2003. In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested $180,000 mainly during the second quarter of 2004 in marketing, menu development, and non-capital store improvements. The current year loss is after charging US $199,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The prior year profit includes the benefit of a US $679,000 gain on foreign exchange. (2004 = Loss of US $28,000).

INCOME TAXES

         The Company recorded income taxes of US $52,000 for the fifty-two weeks ended December 26, 2004 (2003 - US -$55,000), representing State taxes which are payable in the US. The Company also reassessed the value of its future income tax asset, resulting in a charge for the year of US $126,000.

NET INCOME/LOSS

         For the fifty-two weeks ended December 26, 2004, the Company's net loss was US $888,000 compared to a net income of US $228,000 for the fifty-two week period in 2003. In March 2004, the Company took the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the previous 6 months. As a result, the Company invested $180,000 mainly during the second quarter of 2004 in marketing, menu development, and non-capital store improvements. The current year loss is after charging US $199,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The prior year profit includes the benefit of a US $679,000 gain on foreign exchange. (2004 = Loss of US $28,000). Losses per share for the current period were US $0.17, versus income per share of US $0.04 in 2003. The weighted average number of shares outstanding increased from 5,163,271 in 2003 to 5,244,507 for the current period.

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

SALES

         Sales decreased during the fifty two weeks ended December 28, 2003 to US $26,725,000 from US $27,716,000 in 2002. The year on year reduction in sales of US $991,000 included a 2.6% decline in same Canadian store sales and a 1.1% increase in same US store sales. Canadian sales were translated at a more favorable rate than that used for 2002, offsetting the impact of stores closed in 2002 and 2003.

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

NET INCOME (LOSS)

         For the fifty two weeks ended December 28, 2003, the Company generated a net profit of US $228,000 compared to a net loss of US $(1,344,000) for the fifty two week period in 2002. Earnings per share for the current period were US $0.04 compared to a loss per share of US $(0.26) in 2002. The weighted average number of shares outstanding decreased from 5,163,354 in 2002 to 5,163,271 for the current year, following the repurchase of 25,000 shares.

         Included in the 2003 profit is a gain on foreign exchange of US $679,000 (2002 = CDN $178,000) which relates mainly to the revaluation of the Company's US dollar denominated debt. The 2003 profit is after charging US $94,000 for store closure costs (2002 = US $233,000). The 2002 loss included a US $1,517,000 write-off of goodwill and other intangible assets, in line with the recommendations of the Canadian Institute of Chartered Accountants.(2003 = CDN $Nil).

INCOME FROM RESTAURANT OPERATIONS

         The Company generated income from restaurant operations of US $2,740,000 compared to US $2,640,000 for 2002. The increase versus 2002 of US $100,000 includes improved US store performance, the closure of loss making stores, and inclusion of Canadian stores at a more favorable rate of exchange than 2002.

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

RESTAURANT CLOSING COSTS

         Included in the 2003 results are costs of US $94,000 to reflect the closure of two Canadian Elephant & Castle restaurants at BCIT, Burnaby, Vancouver (US $64,000) and in the West Edmonton Mall, Alberta (US $150,000). These costs were partly offset by the write-back of US $120,000 of provisions made against 2002 closures which were in excess of actual costs incurred. The Company received US $90,000 in fees from the two former "Alamo Steakhouse & Grill" franchises who terminated their franchise agreements in early 2003, and such fees were accounted for as a credit against closing costs.

         Included in the 2002 results were estimated costs of US $233,000 to reflect the closure of the Alamo Steakhouse & Grill restaurant in Bloomington, MN, and the Elephant & Castle restaurant in Bellingham, WA, offset by the release of a previous over-provision of closure costs for the Franklin Mills operation.


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

GENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs increased from 8.1% of sales in 2002 to 10.1% in the current period. Declining total sales in CDN$, reflecting the change in the US$ exchange rate, account for 0.5% of this increase. In dollar terms, general and administration costs in 2003, were US $2,701,000, an increase of US $459,000 versus 2002.

         Costs of the Vancouver office were US $200,000 higher than 2002 reflecting increased Operations support, and higher insurance costs.

         The Company's Corporate Office function relocated to smaller offices in Vancouver in 2000. The vacated offices were initially sub-let to the end of the Company's lease, but the sub-tenant became insolvent during 2003. The Company has attempted to find a new sub-tenant for the balance of its lease, which expires at the end of October 2004, but has been unsuccessful in a difficult Vancouver commercial property market. The Company has made full provision for the remaining rent and service charges of this property until the end of the lease (US $220,000).


GAIN/(LOSS) ON FOREIGN EXCHANGE

         The Company's results of operations were markedly impacted by changes in currency translation. For the fifty-two weeks ended December 28, 2003, the Company recorded a gain on foreign exchange of US $679,000 (2002 = US $178,000). This largely reflects the revaluation of the Company's US $3,900,000 of senior debt from a rate of US$1 = CDN$1.57 in 2002 to a rate of US$1 = CDN$1.31 in 2003.

INTEREST ON LONG TERM DEBT

         Interest on long term debt was US $545,000 for the fifty two weeks ended December 28, 2003, compared to US $573,000 in 2002.

INCOME/(LOSS) BEFORE TAXES

         The Company generated an income before income taxes of US $173,000 for 2003 compared to a loss of US $(1,514,000) for 2002. As discussed above, foreign exchange gains in 2003 and write downs of goodwill and other intangible assets in 2002 were major factors in this year on year movement.

INCOME TAXES

         The Company generated an income before taxes of US $173,000 in the fifty two week period ended December 28, 2003. The Company has loss carry-forwards relating to prior years, which are sufficient to cover any tax charges on current year income. The net tax credit for the year ending December 28, 2003 of US $55,000 reflects a decrease in the provision to cover taxes owed by predecessor companies, partially offset by state taxes payable in the US.

NET INCOME (LOSS)

         For the fifty two weeks ended December 28, 2003, the Company's net income was US $228,000 compared to a net loss of US $(1,344,000) for the fifty two week period in 2002. Earnings per share for the current period were US $0.04, compared to a loss of US $(0.26) in 2002. The average number of shares outstanding decreased from 5,163,354 in 2002 to 5,163,271 for the current year.

FINANCIAL CONDITION AND OTHER ITEMS

LIQUIDITY AND CAPITAL RESOURCES

         On December 17, 2004, the Company entered into a series of agreements intended to improve the Company's cash availability. The transactions resulted in the raising of CDN$5,000,000 (US$4,066,000) for the purposes of opening new Elephant & Castle restaurants, and refurbishing existing Elephant & Castle restaurants.

         As at December 26, 2004, the Company had US $3,981,000 of available cash.

         The new Preferred Shares, Series A were issued with the intention and expectation that these shares will, in due course, be converted into Common Shares. Under certain circumstances, however, holders of the new Preferred Shares, Series A, have the ability to require redemption of their shares at a future date, and at a predetermined price. In accordance with CICA handbook sections 3860.20 and 3860.22 and with EIC 149, the Preferred Shares, Series A, have been recorded as long term debt at CDN$2 (US$1.63) per share. In addition, redemption premiums accrued from date of issue have been added to long term debt. As a result, the Company's long term debt, as reported under Canadian GAAP, increased from US $4,622,000 in 2003 to US $15,262,000 as at December 26, 2004. This change also resulted in total shareholders' equity, as reported under Canadian GAAP falling from US $2,470,000 in 2003 to a deficit of US$ (2,642,000) for 2004. Under US GAAP, the GEIPPPII Junior

Notes which the Preferred Shares replaced were classified as debt rather than equity (Canadian GAAP). Total shareholder's deficit under US GAAP improved to US $(3,020,000) in 2004 from US $(4,483,000) in 2003.

         Under the newly signed financing agreements, the Company is not required to make any repayments of principal to its major lenders until 2007.

         The Company intends to use its available funds to open new Elephant & Castle restaurants, mainly in the US, and to refurbish existing Elephant & Castle restaurants.

         The Company has signed leases for two new wholly owned Elephant & Castle restaurants, one in Washington D.C., the other a second restaurant in Chicago, IL. Both of these restaurants are currently under construction, with openings scheduled for Spring 2005.

         The Company considers that the new funding provides it with adequate financial resources to carry out appropriate refurbishments of existing restaurants and to embark on a plan of moderate unit growth.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CDN AND US GAAP)

         The Company prepares its financial statements in accordance with CDN GAAP. (The reader is referred to Note 16 of the Consolidated Financial Statements for the year ended December 26, 2004 for additional explanation.) The Financial statements, if prepared in accordance with US GAAP would have differed as follows:

Net loss for the year ended December 26, 2004 would have increased by US $ 282,000, comprised primarily of dividends on convertible subordinated debentures that would have been treated as interest expense under US GAAP partly offset by pre-opening costs which would have been expensed in 2003 under US GAAP. Net income for the year ended December 28, 2003 would be decreased by US $ 394,000 comprised primarily of dividends on convertible Subordinated debentures that would have been treated as interest expense under US GAAP, and pre-opening costs that would have been expensed in 2003 under US GAAP. The impact of these adjustments would be to increase the net loss per share in 2004 from US $0.17 under CDN GAAP to a loss of US $(0.22) under US GAAP. For 2003, the income per share of US $0.04 under CDN GAAP would change to a loss of US ($0.03) per share under US GAAP.

         Shareholders' (deficit) at December 26, 2004 would increase by US $378,000 from a deficit of US $(2,642,000) under CDN GAAP to a deficit of US $(3,020,000) under US GAAP. Shareholders' equity (deficit) at December 28, 2003 under US GAAP would have been decreased to a deficit of US ($4,483,000) compared to a surplus of US $2,470,000 under CDN GAAP, due primarily to the exclusion of convertible subordinated debentures which would have been shown as long term debt under US GAAP.

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


         The assessment report due in respect of this item is not required of non-accelerated filers prior to fiscal years ending on or after July 15, 2005.

                                    PART III

ITEM 10   The information required by PART III will be incorporated by
ITEM 11   reference from Registrant's definitive proxy statement or definitive
ITEM 12   information statement, provided such definitive proxy statement or
ITEM 13   definitive information statement is filed not later than 120 days
ITEM 14   after the end of the fiscal year covered by the Form 10-K, or by an
ITEM 15 amendment to the Form 10-K, not later than the end of such 120 day period.


                                     PART IV

ITEM 16.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

           (a)  See Index to Exhibits, attached.
           (b) During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

ELEPHANT & CASTLE GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)

INDEX                                                                             PAGE
-----                                                                             ----
MANAGEMENT REPORT                                                                  1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                            2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                        3

Consolidated Statements of Operations                                              4

Consolidated Statements of Shareholders' Equity (Deficit)                          5

Consolidated Statements of Cash Flows                                              6

Notes to Consolidated Financial Statements                                        7-30

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

Pannell Kerr Forster audits the Company's consolidated financial statements in accordance with auditing standards generally accepted in Canada and the standards of the Public Accounting Oversight Board (United States).

Elephant & Castle Group Inc.' s Board of Directors has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.



President and Chief Executive Officer

           REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TO THE SHAREHOLDERS OF ELEPHANT & CASTLE GROUP INC.

We have audited the consolidated balance sheets of Elephant & Castle Group Inc. as at December 26, 2004 and December 28, 2003 and the consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 26, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Elephant & Castle Group Inc. as at December 26, 2004 and December 28, 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2004 in accordance with Canadian generally accepted accounting principles, applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States of America and are discussed in Note 16 to the consolidated financial statements.


"Pannell Kerr Forster"
(Registered with the PCAOB as "Smythe Ratcliffe").

Chartered Accountants

Vancouver, Canada
February 11, 2005

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 26, 2004 AND DECEMBER 28, 2003
(US DOLLARS)
(IN THOUSANDS OF DOLLARS)

-------------------------------------------------------------------------------------------------------------
                                                                                      2004              2003
-------------------------------------------------------------------------------------------------------------
ASSETS (note 6)
CURRENT
  Cash                                                                              $3,981              $410
  Accounts receivable                                                                  423               348
  Inventory                                                                            354               305
  Deposits and prepaid expenses                                                        664               222
  Pre-opening costs                                                                      0                45
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                 5,422             1,330
PROPERTY, PLANT AND EQUIPMENT (note 3)                                               5,469             6,673
FUTURE INCOME TAX BENEFITS (note 13)                                                 2,250             2,351
OTHER (note 4)                                                                       2,023               323

-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $15,164           $10,677
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

LIABILITIES
CURRENT
  Accounts payable and accrued liabilities (note 5)                                 $2,535            $3,580
  Current portion of long-term debt (notes 6, 7 and 8(b))                               20               371
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                            2,555             3,951
LONG-TERM DEBT (notes 6,  7 and 8(b))                                               15,242             4,251
OTHER LIABILITIES                                                                        9                 5
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   17,806             8,207
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

COMMON SHARES (note 8(a))                                                           12,999            12,829
CONTRIBUTED SURPLUS (note 8(c))                                                      1,282                 0
OTHER PAID-IN CAPITAL (note 8(d))                                                        0             5,343
CUMULATIVE TRANSLATION ADJUSTMENT (note 8(e)                                         (880)             (880)
DEFICIT                                                                           (16,043)          (14,822)
-------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                               (2,642)             2,470
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                               $15,164           $10,677
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (notes 10 and 11)
Approved on behalf of the Board:

        /s/ R. Bryant                          /s/ T. Chambers
............................... Director ..............................  Director
R. Bryant                                T. Chambers

                See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002 (US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT NET INCOME (LOSS) PER SHARE)

-----------------------------------------------------------------------------------------------------------
                                                                       2004          2003          2002
-----------------------------------------------------------------------------------------------------------
SALES                                                                 $28,202        $26,725       $27,716
-----------------------------------------------------------------------------------------------------------

RESTAURANT EXPENSES
  Food and beverage                                                     7,682          7,171         7,591
  Operating
    Labour                                                              8,862          8,273         8,693
    Occupancy and other                                                 7,181          6,909         7,179
  Restaurant closing costs (notes 12 (b) and (c))                           0             94           233
  Amortization                                                          1,559          1,538         1,380
-----------------------------------------------------------------------------------------------------------
                                                                       25,284         23,985        25,076
-----------------------------------------------------------------------------------------------------------
INCOME FROM RESTAURANT OPERATIONS                                       2,918          2,740         2,640
-----------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                     2,843          2,701         2,242
(GAIN) LOSS ON FOREIGN EXCHANGE (note 2 (i))                               28           (679)         (178)
INTEREST ON LONG-TERM DEBT                                                558            545           573
IMPAIRMENT OF GOODWILL AND OTHER TANGIBLE AND
  INTANGIBLE ASSETS (notes 12 (a) and (d))                                199              0         1,517
-----------------------------------------------------------------------------------------------------------
                                                                        3,628          2,567         4,154
-----------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                        (710)           173        (1,514)
INCOME TAXES (CHARGE) RECOVERY (note 10)                                  (52)            55          (334)
FUTURE INCOME TAX (CHARGE) RECOVERY (note 13)                            (126)             0           504
-----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR YEAR                                              ($888)          $228       ($1,344)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE (note 2(j))
  Basic                                                                 (0.17)          0.04         (0.26)
  Diluted (note 2(j))                                                                   0.04
-----------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
  Basic                                                             5,244,507      5,163,271     5,163,354
  Diluted (note 2(j))                                                              5,163,271
-----------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002 (US DOLLARS)
(IN THOUSANDS OF DOLLARS)

-------------------------------------------------------------------------------------------------------------
                                                                 2004             2003              2002
-------------------------------------------------------------------------------------------------------------
NUMBER OF COMMON SHARES ISSUED
  Beginning balance                                            5,146,604         5,144,604         5,169,604
  Issue of shares
    On renegotiation of debenture interest                       161,235                 0                 0
    For services                                                  18,000            27,000
    Purchased by Management                                      303,572                 0                 0
    Repurchase and cancellation of shares                              0           (25,000)          (25,000)
-------------------------------------------------------------------------------------------------------------
ENDING BALANCE                                                 5,629,411         5,146,604         5,144,604
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
COMMON SHARES ISSUED
  Beginning balance                                              $12,829           $12,879           $12,930
  Issue of shares
    On renegotiation of debenture interest                            59                 0                 0
    For services                                                       6                11                 0
    Purchased by Management                                          106                 0                 0
    Repurchase and cancellation of shares                              0               (61)              (51)
-------------------------------------------------------------------------------------------------------------
  Ending balance                                                 $12,999           $12,829           $12,879
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
CONTRIBUTED SURPLUS
  Beginning balance                                                   $0                $0                $0
  Issue of shares
    On cancellation of Junior Notes and
      issuance of Preferred Shares                                   201                 0                 0
    For issue of warrants                                          1,081                 0                 0
-------------------------------------------------------------------------------------------------------------
  ENDING BALANCE                                                  $1,282                $0                $0
-------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
  Beginning balance                                               $5,343            $4,996            $4,745
  Deferred interest on convertible notes                               0               347               297
  On cancellation of shares                                            0                 0               (46)
  On cancellation of Junior Notes                                 (5,343)                0                 0
-------------------------------------------------------------------------------------------------------------
  ENDING BALANCE                                                      $0            $5,343            $4,996
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
CURRENCY TRANSLATION ADJUSTMENT
  Beginning balance                                                ($880)          ($1,347)               $0
  Deferred gain (loss) incurred during year                            0               467            (1,347)
-------------------------------------------------------------------------------------------------------------
  ENDING BALANCE                                                   ($880)            ($880)          ($1,347)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
DEFICIT
  Beginning balance                                             ($14,822)         ($14,620)         ($12,946)
  Dividends on other paid-in capital                                (333)             (347)             (330)
  On cancellation of shares                                            0               (83)                0
  Net income (loss)                                                 (888)              228            (1,344)
-------------------------------------------------------------------------------------------------------------
  ENDING BALANCE                                                ($16,043)         ($14,822)         ($14,620)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                             ($2,642)           $2,470            $1,908
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002 (US DOLLARS)
(IN THOUSANDS OF DOLLARS)

-------------------------------------------------------------------------------------------------------------
                                                               2004                  2003          2002
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                           $ (888)                 $228         $(1,344)
  Operating items not using cash                               3,221                   767           2,476
-----------------------------------------------------------------------------------------------------------

OPERATING CASH FLOW                                            2,333                   995           1,132
-----------------------------------------------------------------------------------------------------------

CHANGES IN NON-CASH WORKING CAPITAL
  Accounts receivable                                            (75)                 (145)             85
  Inventory                                                      (49)                   (2)             46
  Deposits and prepaid expenses                                 (442)                  115              32
  Accounts payable and accrued liabilities                    (1,045)                  116             (86)
-----------------------------------------------------------------------------------------------------------

                                                              (1,611)                   84              78
-----------------------------------------------------------------------------------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                            722                 1,079           1,209
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                  (560)                 (277)           (774)
  Acquisition of other assets and pre-opening costs                0                  (181)              0
-----------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                               (560)                 (458)           (774)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Deferred finance charges                                      (372)                    0              (3)
  Repurchase of shares                                             0                  (150)           (149)
  Proceeds from long-term debt                                 3,842                     0               0
  Proceeds from sale of shares                                    93                     0               0
  Repayment of long-term debt                                   (154)                 (488)           (525)
-----------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                3,409                  (638)           (678)
-----------------------------------------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                                       3,571                   (17)           (242)
CASH, BEGINNING OF YEAR                                          410                   427             669
-----------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                             $3,981                  $410            $427
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for
    Interest                                                     $86                  $241            $329
    Income taxes                                                 $45                  $221             $26
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSAND OF DOLLARS)
--------------------------------------------------------------------------------
1.       BASIS OF PRESENTATION

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

         (c) Elephant & Castle International, Inc. incorporated in Texas, franchises the Elephant & Castle British-style pub and restaurant concept.

         With effect from the reporting period ended December 26, 2004, the Company denominates its functional and reporting currency to be the US Dollar. Previously the Company`s functional and reporting currency was the Canadian Dollar. Comparative figures for 2003 and 2002 have been restated in US Dollars.

         This change in functional and reporting currency has been adopted because:

         (a) Over the past 2 years, the Company has focused on growing its operations in the US, while selectively closing non-core Canadian locations as the leases of those locations have expired. In the current reporting period, 60% of Income from Restaurant Operations originated in the US.

         (b)      The Company's shares are traded in US Dollars on the NASDAQ
                  OTCBB.

         For comparative purposes, in line with the recommendations of the Canadian Institute of Chartered Accountants ("CICA") handbook and of the Financial Accounting Standards Board ("FASB") as set out in FAS 52, the Company has translated its prior year's consolidated financial statements as reported in Canadian Dollars into US Dollars using the current method of translation.

         These consolidated financial statements have been prepared assuming the Company will continue as a going concern, realizing its assets and discharging its liabilities in the normal course of business.

         These consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles and all figures are in US dollars unless otherwise stated. Canadian generally accepted accounting principles differ in certain respects from accounting principles generally accepted in the United States of America. The significant differences and the approximate related effect on the consolidated financial statements are set forth in Note 16.

         Certain comparative figures have been restated to conform to current presentation.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSAND OF DOLLARS)
--------------------------------------------------------------------------------
2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Franchise fees

                  The Company recognizes initial fees from the sale of franchises as revenue once the Company has fully complied with its obligations to the new franchisee regarding the opening of the restaurant. Continuing franchise royalties are included in sales as they are earned.

                  Revenue from the Company's retail operations is recognised when services are rendered.

         (b)      Inventory

                  Inventory consists of food, beverages and retail merchandise and is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method.


         (c)      Property, plant and equipment

                  Property, plant and equipment are recorded at cost and are amortized annually as follows:

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

                  China, glassware and cutlery are recorded at cost. Replacements are charged directly to operations.


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

         (e)      Intangible assets

                  Intangible assets are amortized over their useful lives unless the life is determined to be indefinite, in which case no amortization is taken. Intangible assets are tested for impairment on an annual basis or when events occur that may indicate impairment.

                  Liquor licences are recorded at cost of original acquisition. Additional costs incurred on an on-going basis to maintain and renew them are charged directly to operations.

         (f)      Pre-opening costs

                  Pre-opening costs represent amounts for staff training costs, payroll for trainees, rents paid prior to opening, travel and accommodation of trainers and supplies consumed prior to opening which were all incurred to open new locations. These costs are amortized on a straight-line basis over 12 months.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSAND OF DOLLARS)
--------------------------------------------------------------------------------
2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (g)      Other assets

                  The following other assets are recorded at cost and amortized annually as follows:

                           Deferred finance costs             -  Term of the related financial instruments
                           Deferred franchise costs           -  5 years

         (h)      Income taxes

                  Income taxes are calculated using the liability method of tax accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate future income tax assets or liabilities. Future income tax assets or liabilities are calculated using tax rates anticipated to apply in the periods that the temporary differences are expected to reverse. A valuation allowance is provided to reduce the asset to the net amount management estimates to be reasonable to carry as a future income tax asset (note 13).

         (i)      Foreign currency translation

                  Amounts recorded in foreign currency are translated into US dollars as follows:

                  (i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

                  (ii) Non-monetary assets and liabilities at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and,


                   (iii) Revenues and expenses (excluding amortization which is translated at the same rate as the related asset), at the average rate of exchange for the year.

                  Gains and losses arising from this translation of foreign currency are included in net income . This policy was adopted for the year ending December 29, 2002 in line with the recommendations of the CICA. Previously, unrealised gains and losses on long-term monetary assets and liabilities were deferred and amortized over the lives of those assets.

         (j)      Net income (loss) per share

                  Net income (loss) per share computations are based on the weighted average number of common shares outstanding during the year. Options to purchase 584,000 common shares were outstanding as of December 28, 2003 but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares throughout the year and, therefore, the effect would be anti-dilutive. The conversion of restated and amended junior secured notes (note 6(e)) and the payment of interest thereon through common share issuances were not included in the computation of diluted earnings per share because, in accordance with CICA handbook section 3500.46(c), "the presumption that such notes will be settled with common shares is overcome by past experience." For 2002, the conversion of the junior secured notes and the payment of interest thereon through common share issuances and the assumed exercise of stock options had an anti-dilutive effect and therefore, diluted earnings per share was not calculated.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSAND OF DOLLARS)
--------------------------------------------------------------------------------
2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         (l)      Stock based compensation

                  During the year ended December 28, 2003, the Company applied the intrinsic method in accounting for its employee stock option plan. Options granted to non-employees were accounted for using the fair value method.

                  Effective December 29, 2003, the Company adopted the amended recommendations of the CICA for stock-based compensation and other stock-based payments. Under the amended recommendations, the Company accounts for stock options granted to directors, employees and consultants using the fair value method. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model and charged to earnings over the vesting period with a corresponding increase in contributed surplus. Upon exercise of the stock options, consideration received together with the amount previously recognized in contributed surplus is recorded as an increase to capital stock.

                  The Company previously disclosed the pro-forma effects of accounting for stock options granted to directors and employees in the notes to financial statements as if the fair value based method had been used. The amended recommendations have been applied prospectively; accordingly, results from prior years have not been restated.

         (m)      Joint venture

                  In 2002, the Company signed a joint venture agreement to open an Elephant & Castle restaurant in the new Club Quarters hotel in San Francisco. This restaurant opened for business on March 28, 2003.

                  Neither the Company, nor its joint venture partner has unilateral control over major strategic, investing and financing decisions. Accordingly, the Company accounts for this operation as a joint venture and uses the proportionate method of consolidation.

                  Revenues, costs, assets and liabilities proportionate to the Company's one-third ownership stake are included in the 2004 and 2003 consolidated financial statements. Additional costs have been recorded to reduce the Company's profit share to 15% in both 2004 and in 2003, consistent with the sliding scale of profit participation detailed in the joint venture agreement (note 16(b)).

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
3.       PROPERTY, PLANT AND EQUIPMENT

------------------------------------------------------------------------------------------------------
                                                                                2004
                                                                             ACCUMULATED
                                                         COST                AMORTIZATION        NET
------------------------------------------------------------------------------------------------------
Leasehold improvements                                $10,593                    $7,262        $3,331
Furniture and fixtures                                  5,376                     3,805         1,571
China, glassware and cutlery                              346                         0           346
Computer equipment                                        758                       537           221
------------------------------------------------------------------------------------------------------
                                                      $17,073                   $11,604        $5,469
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

                                                                                2003
                                                                             ACCUMULATED
                                                         COST                AMORTIZATION        NET
------------------------------------------------------------------------------------------------------
Leasehold improvements                                $10,437                    $6,013        $4,424
Furniture and fixtures                                  5,114                     3,456         1,658
China, glassware and cutlery                              346                         0           346
Computer equipment                                        712                       467           245
------------------------------------------------------------------------------------------------------
                                                      $16,609                    $9,936        $6,673
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

4.       OTHER ASSETS

         ----------------------------------------------------------------------------------------------
                                                                           2004                   2003
         ----------------------------------------------------------------------------------------------
         Deferred finance costs                                          $1,876                   $226
         Other                                                              127                     74
         Trademark                                                           20                     18
         Deferred franchise costs                                             0                      5
         ----------------------------------------------------------------------------------------------

                                                                         $2,023                   $323
         ----------------------------------------------------------------------------------------------

5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         ----------------------------------------------------------------------------------------------
                                                                          2004                    2003
         ----------------------------------------------------------------------------------------------
         Trade Payables                                                  $1,262                  $1,224
         Accrued salaries, wages and related                                507                     618
         Sales taxes                                                        198                     173
         Occupancy and other operating                                      187                     398
         Provision for income taxes (note 10)                               170                     197
         Other payables                                                     128                     137
         Debt redemption and other interest                                  33                     773
         Prepaid supplier rebates                                            25                      38
         Closing costs and legal settlement                                  25                      22
         -----------------------------------------------------------------------------------------------
                                                                         $2,535                  $3,580
         -----------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
6.       FINANCING STRUCTURE

         On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN$5,000 (US$4,066) for the purposes of opening new Elephant & Castle restaurants, and refurbishing existing Elephant & Castle restaurants. In addition, the structure of the Company's pre-existing debt and equity were substantially altered, as described below.

         (a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

         In consideration for the surrender of US$3,900 of the existing
         Senior Notes, the surrender of US$5,000 of the existing Junior Notes and the waiver of US$1,209 of accrued interest on these Notes the Company issued US$4,204 of new Secured 14% Notes, 3,653,972 of
         CDN$2 (US$1.63) preferred shares (note 8(b)) and a warrant to purchase 1,750,000 shares of common stock. The Secured Notes bear interest at 14%, which is deferred until payments commence in March, 2007, except in certain circumstances, and are fully repayable on December 18th, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Capital Partners ("Crown") and the GEIPPPII Secured 14% Notes are repaid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. (note 8(b)). Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500, at the rate of 3 shares of common stock for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.542) per share.

         (b) Transactions with Crown

         The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN$5,000 (US$4,066). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN$40 (US$33) commence in December, 2006, rising to CDN$60 (US$49) in December 2007 and CDN$100 (US$81) in December 2008, with the balance of CDN$2,600 (US$2,114) repayable by 17th December, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 shares of common stock of the Company and 730,794 preferred shares of the Company for one hundred Canadian dollars, representing 15% of the outstanding shares of both classes of stock of the Company and a further warrant to purchase 350,000 shares of common stock. These further warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.542) per share.

         (c) Transactions with Management

         The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN$265 (US$215), over a period of 18 months, 699,534 common shares and 487,196 preferred shares, representing
         10% of the outstanding shares of both classes of stock of the Company. Management has made an initial payment of CDN$115 (US$93). In connection with this purchase, Management have also been issued a warrant for the purchase of an additional 5% of both classes of stock for CDN$133 (US$108).

         (d) Agreements between investors

         GEIPPPII and Crown have entered into an inter-creditor agreement, which establishes the seniority of the Crown security and the subordination of the GEIPPPII security over the assets of the Company.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
6.       FINANCING STRUCTURE (CONTINUED)

         GEIPPPII, Crown and Management have entered into an inter-shareholder agreement. Under this agreement all parties agree to appoint two GEIPPPII nominees, one Crown nominee and one management nominee to the board of the Company. Additionally the parties have agreed conditions and entitlements associated with the sale or transfer of their shares.

         Investors holding 87% of the US$661 of 8% convertible, subordinated notes of the Company issued in 2000 ("Delphi Investors") have agreed to the amendment of their notes such that the coupon will be increased to 9.25% and repayment will be scheduled to re-commence in March, 2007. The remaining Delphi Investors, representing US $85 of 8% convertible, subordinated notes have not agreed to the amendment.

         (e) Prior years' accounting treatment of GEIPPPII junior notes

         For the years ended December 28, 2003 and December 29, 2002, the GEIPPPII Junior Notes were recorded as an equity instrument.

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

         The Company, however, reached an agreement with GEIPPPII to modify the terms of the Junior Notes, such that the test for mandatory conversion of all four tranches was dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the Junior Notes was required for the years ended December 28, 2003 and December 29, 2002.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002 (US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)

7.          LONG TERM DEBT

            --------------------------------------------------------------------------------------------------
                                                                                    2004                 2003
            --------------------------------------------------------------------------------------------------
            General  Electric   Investment  Private  Placement
            Partners II ("GEIPPPII"),  a limited  partnership,
            secured 14% notes,  maturing  December  18,  2009.
            Interest payments are deferred until March 2007, at which point interest is to be paid quarterly in cash. Deferred interest is to be
            repaid along with the principal on December 18, 2009.                 $4,204               $3,900

            First secured loan from Crown for CDN$5,000 (US$4,066) bearing an interest rate of 12% per annum. Interest is payable monthly in cash.
            Monthly principal payments of CDN$40 (US$33) commence in December,
            2006, rising to CDN$60 (US$49) in December 2007 and CDN$100 (US$81)
            in December 2008, with the balance of CDN$2,600
            (US$2,114) repayable by December 17, 2009.                             4,066                    0

            3,865,397 Preferred Shares, Series A, with  a redemption price of
            CDN$2 (US$1.63) per share (note 8(b)). 3,653,972 shares were issued to GEIPPPII in exchange for US$5,000 of Junior Notes, plus US$905 of accrued interest (note 6(a)). The remaining
            211,425 shares were issued to management.                              6,287                    0

            Redemption premium on Preferred Shares, accruing at 10%
            per annum or part thereof, to a maximum 50% (note 8(b)).                  17                    0

            Convertible subordinated notes issued in 2000 to the Delphi
            Investors, originally due December 31, 2003, but now repayable in quarterly instalments of US$38 beginning March 2007 with one final instalment of US$243 due on December 31, 2009. Interest at 9.25% per
            annum payable quarterly in cash. (Note 6(d)).                            661                  652

            Capital lease obligations repayable over terms ranging from
            36 to 60 months, interest rates average 13%.                              27                   70

            --------------------------------------------------------------------------------------------------
                                                                                  15,262                4,622
            Less:  Current portion                                                    20                  371
            --------------------------------------------------------------------------------------------------
                                                                                 $15,242               $4,251
            --------------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
7.       LONG TERM DEBT (CONTINUED)

         Long-term debt principal repayments due in each of the next five fiscal years are as follows:

         -----------------------------------------------------------------------------
         2005                                                                     $20
         2006                                                                      39
         2007                                                                     561
         2008                                                                     772
         2009 and after                                                        13,870
         -----------------------------------------------------------------------------

                                                                              $15,262
         -----------------------------------------------------------------------------

         In addition, as at December 26, 2004 the Company's main Canadian bank had authorized a CDN$100 (US$81) line of credit, against which the Canadian subsidiary's assets were pledged. As at December 26, 2004 the Company was utilizing CDN$25 (US$20) of this line. This amount has been netted against cash, since the bank had the right of offset against the Company's cash balances. As a result of the Company's new financing structure (note 6), the Canadian bank has now cancelled this facility and released its charge over the assets pledged.

8.       CAPITAL STOCK

         (a)     Common Shares

                 Authorized - 20,000,000 Common Shares without par value

                 Issued - 5,629,411 (2003 - 5,146,604) Common Shares

                 Shares issued and cancelled are recorded at the market price on the date of transaction.

         (b)     Preferred Shares

                 Authorized -     10,000,000 Preferred Shares with a
                                  par value of CDN$1 (US$0.813) per share
                                  (6,000,000 designated as Preferred
                                  Shares, Series A).

                 Issued - 3,865,397 (2003 - $Nil) Preferred Shares, Series A.

                 (i)      Voting Rights

                          The holders of the Preferred Shares, Series A shall be entitled as such to receive notice of and to attend all meetings of the shareholders of the Company (except meetings at which only holders of another class or series of shares of the Company are required by law to vote separately as a class or series) and at each such meeting shall have that number of votes in person or by proxy for each Preferred Share, Series A held equal to the number of Common Shares into which such Preferred Shares, Series A may be converted at the Series A Conversion Rate of three Common Shares for each Preferred Share, Series A.

                  (ii)    Dividends

                          The holder of the Preferred Shares, Series A, in priority to the holders of the Common Shares, shall be entitled to receive and the Company shall pay thereon, as and when declared by the Directors provided the GEIPPPII 14% Secured Notes and the Crown term loan have been repaid in full, fixed, cumulative cash dividends at the rate of 6% of the Series A Redemption Price of CDN$2.00 (US$1.63) per share per annum payable on the dates to be fixed from time to time by the Directors.

ELEPHANT & CASTLE GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
8.       CAPITAL STOCK (CONTINUED)


         (iii)    Redemption

                           Subject to the British Columbia Business Corporations Act and provided that all dividends in respect of the outstanding Preferred Shares, Series A have been declared and paid or set apart for payment, the Company may redeem the whole or any part of the outstanding Preferred Shares, Series A on payment for each share to be redeemed of the Series A Redemption Price of CDN$2 (US$1.63) per share, together with all unpaid declared dividends thereon, which for such purpose shall be treated as accruing up to but excluding the date of such redemption, plus a premium of 10% of the Series A Redemption Price for each year or part thereof from December 17, 2004, Series A, to a maximum premium of 50% of the Series A Redemption Price (all such sums, collectively, the "Series A Redemption Amount").

                           No partial redemption of the outstanding Preferred Shares, Series A may at any time be made except with the unanimous prior written consent of all holders of the Preferred Shares, Series A and the holders of any outstanding warrants for the purchase thereof. If a part only of the Preferred Shares, Series A represented by any certificate shall be redeemed, a new certificate for the balance shall be issued at the expense of the Company.

         (iv)     Retraction

                           Commencing on the date which is 135 days following the close of the Company's second fiscal year after repayment in full by the Company of the GEIPPPII 14% secured notes and the Crown loan (the "Retraction Period"), any holder of Preferred Shares, Series A, may, at the holder's option, upon giving at least 20 Business Days before the date specified for redemption (the "Retraction Date") to the Company at its registered office written notice thereof (the "Retraction Notice"), require the Company to redeem at any time the whole or from time to time any part of the Preferred Shares, Series A held by the holder by payment of the Series A Redemption Amount for each share to be redeemed.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
8.       CAPITAL STOCK  (CONTINUED)

                  (v)      Conversion rights

                           (a) The holders of Preferred Shares, Series A have the conversion rights set out below (the "Conversion Rights").

                           (b) Each outstanding Preferred Share, Series A shall be converted into Common Shares at the Series A Conversion Rate on the date (the "Conversion Date") which is the earliest of:

                                    (i) the date which is specified for
                                    conversion in written notice given to the Company at its registered office (the "Holder's Conversion Notice") which shall in any event be no less than 20 Business Days following the delivery of such written notice, requiring the Company to convert the whole or from time to time any part of the Preferred Shares, Series A held by the holder into Common Shares; and

                                    (iii) the date which is 20 Business Days following written notice (the "Company's Conversion Notice") by the Company to all of the holders of the Preferred Shares, Series A and holders of outstanding warrants for the purchase thereof of the repayment in full by the Company of the Indebtedness, provided that no such notice may be given unless the Company shall have achieved earnings before interest, taxes, depreciation, and amortization of not less than U.S.$3.5 million in the last fiscal year prior to such notice being given; and

                           (c) If the Company effects a consolidation or subdivision of the number of outstanding Common Shares into a lesser or greater number, then the Series A Conversion Rate shall be decreased or increased proportionately, as the case may be. If the Common Shares issueable upon the exchange of the Preferred Shares, Series A are changed into shares of any other class(es) in the capital of the Company, whether by capital reorganization, amalgamation, consolidation, merger or sale of assets or otherwise then the holder of each Preferred Share, Series A shall have the right thereafter to convert the share into the kind and number of shares, other securities and property receivable upon the reorganization, reclassification or other change as would the holder of the number of Common Shares into which the Preferred Shares, Series A might have been converted immediately prior to the reorganization, reclassification or change, but subject to further adjustment as otherwise provided herein.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
8.       CAPITAL STOCK  (CONTINUED)

                           (d) If at any time and from time to time there is (i) an amalgamation, consolidation or merger of the Company with or into another Company or (ii) the sale of all or substantially all of the properties and assets of Company to any other person, then the Company shall provide that the holders of the Preferred Shares, Series A shall thereafter be entitled to receive upon exchange of the Preferred Shares, Series A the number of shares or other securities or property of the Company or of the successor Company resulting from the amalgamation, consolidation, merger or sale to which a holder of Common Shares deliverable upon exchange would have been entitled. In any such event, appropriate adjustments shall be made in the application of the provisions with respect to the rights of the holders of the Preferred Shares, Series A after the reorganization amalgamation, merger, consolidation or sale, as the case may be, so that the provisions of the articles of the Company, without limitation, adjustment of the Series A Conversion Rate then in effect and the number of Common Shares to be obtained by conversion of the Preferred Shares, Series A shall apply after the event as nearly equivalent as may be practicable.

                  (vi)     Accounting treatment

                           Holders of Preferred Shares, Series A, have the ability to require redemption of their shares at a future date, and at a predetermined price. In accordance with CICA handbook sections 3860.20 and 3860.22 and with EIC 149, the Preferred Shares, Series A, have been recorded as long term debt at CDN$2 (US$1.63) per share, with dividends earned on the shares recorded as interest expense. In addition, redemption premiums accrued from date of issue have been added to long term debt. All warrants issued for the purchase of preferred shares are treated as a liability. Accordingly, no stock based compensation expense was recorded for the issue of these warrants. (Notes 8(i) (i) (ii) (iii) and (iv)).

     (c)      Contributed surplus

                  Contributed surplus represents:

                  (i) Historic values of GE Junior Notes, and associated accrued interest on cancellation;
                  (ii) Nominal value of Preferred Shares issued to GEIPPPII for cancellation of Junior Notes; and,
                  (iii) Deemed value of warrants issued to GEIPPPII and Crown in relation to new funding arrangements. (Note 6).

    (d)      Other paid-in capital

                  Other-paid in capital represents the value of the GEIPPPII Junior Notes, plus accrued dividends thereon.

                  The balance was written-down to $Nil in 2004 following the cancellation of the GEIPPPII Junior notes. (Note 6).

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
8.       CAPITAL STOCK  (CONTINUED)

         (e)      Cumulative translation adjustment

                  With effect from the reporting period ended December 26, 2004, the Company denominates its functional and reporting currency to be the US Dollar. Previously the Company`s functional and reporting currency was the Canadian Dollar. Comparative figures have been restated in US Dollars. (Note 1).

                  For comparative purposes, in line with the recommendations of the CICA handbook and of the FASB as set out in FAS 52, the Company has translated its prior year consolidated statements as reported in Canadian Dollars into US Dollars using the current method of translation.

                  The cumulative translation adjustment of $880 (2003 - $880) results from this accounting treatment.

         (f)      Stock option plans have been adopted as follows:

                  (i) The 1997 employee option plan set aside 200,000 Common Shares. Options have been granted for 139,000 shares. All options expire on the 5th anniversary date of the grant. None have been exercised through December 29, 2002 and 65,000 of the options were cancelled through December 26, 2004.

                  (ii) The 2001 stock options and bonus plan set aside 950,000 Common Shares of which 400,000 were granted in January 2003. None have been exercised, but 80,000 have been cancelled due to option holders leaving the Company's employment.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
8.       CAPITAL STOCK (CONTINUED)

                  Commencing from the year ended December 26, 2004, the Company applies the fair value method in accounting for its stock options granted to employees, directors and consultants and accordingly, compensation expense of $Nil was recognised during the year.

                  Previously, the Company applied the intrinsic method accordingly, compensation expense of $Nil was recognized for both 2003 and 2002.

                  Had compensation expense been determined as provided using the fair value method, the pro-forma effect on the Company's net income and per share amounts for the years ended December 28, 2003 and December 29, 2002 would have been as follows:

         -------------------------------------------------------------------------------------------
                                                                              2003             2002
         -------------------------------------------------------------------------------------------
         Net income (loss) as reported                                        $228          ($1,344)
         Plus (minus) intrinsic value expensed                                   0                0
         Plus (minus) fair value of stock options                              (56)               0
         -------------------------------------------------------------------------------------------

         Net income (loss), pro-forma                                          172           (1,344)
         -------------------------------------------------------------------------------------------

         Net income (loss) per share as reported                             $0.04           ($0.26)
         Plus (minus) intrinsic value per share expensed                      0.00             0.00
         Plus (minus) fair value per share of stock options                  (0.01)            0.00
         -------------------------------------------------------------------------------------------

         Net income (loss) per share, pro-forma                              $0.03           ($0.26)
         -------------------------------------------------------------------------------------------

         Diluted net income per share as reported                            $0.04
         Plus (minus) diluted intrinsic value per share expensed              0.00
         Plus (minus) diluted fair value per share of stock options          (0.01)
         -------------------------------------------------------------------------------------------

         Diluted net income per share, pro-forma                             $0.03
         -------------------------------------------------------------------------------------------

                  The fair value method applies the Black-Scholes option-pricing model, using the following weighted average assumptions:

                                                                                2003             2002
                  ---------------------------------------------------------------------------------------------
                  Expected life (years)                                            5                5
                  Interest rate                                                 2.50%            2.50%
                  Volatility                                                   83.81%           83.81%
                  Dividend yield                                                0.00%            0.00%
                  ---------------------------------------------------------------------------------------------

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
8.       CAPITAL STOCK (Continued)

                  Stock option activity is summarized as follows:

                  -------------------------------------------------------------------------------------------------
                                                                  Number            Exercise Price
                                                                 of Shares         (US$)        (Cdn.$)
                  -------------------------------------------------------------------------------------------------
                   Balance outstanding,
                    December 29, 2002                            236,500          $12.60 *      $19.78

                  2003 - Issued                                  400,000            1.00          1.40
                  2003- Cancelled/lapsed                         (52,500)           1.00          1.40
                  -----------------------------------------------------------------------------------------

                  Balance outstanding,
                    December 28, 2003                            584,000           $5.70 *       $8.84

                  2004- Cancelled/lapsed                         (27,500)           1.00          1.40

                  -----------------------------------------------------------------------------------------
                  Balance outstanding,
                    December 26, 2004                            556,500          $5.93 *       $9.21
                  -----------------------------------------------------------------------------------------
                  -----------------------------------------------------------------------------------------

                  *        Weighted average exercise price.

         (g) During 1999, options for 472,500 common shares were granted to five key executives, four of whom commenced employment with the Company in 1997. None have been exercised and 310,000 of these options were cancelled through December 26, 2004.

         (h) At December 26, 2004, warrants to purchase Common Shares were outstanding as follows:

                 -----------------------------------------------------------------------------------------------------
                                                      Exercise                                       Number
                     Expiry Date                        Price                                      of Shares
                 -----------------------------------------------------------------------------------------------------
                  (i)   2006                             US $1.00                                  1,869,744
                 (ii)   2009                         See note (8 (h) (ii))                           566,434
                 (iii   2009                            CDN $0.667                                   233,333
                 (iv)   2014                         See note (8 (h) (iv))                         1,049,301
                  (v)   2014                            CDN $0.667                                 2,100,000
                 (vi)   2014                         See note (8 (h) (vi))                           100,000
                 -----------------------------------------------------------------------------------------------------
                 -----------------------------------------------------------------------------------------------------

                  (i) The shareholders approved at the Annual General Meeting on June 29, 2001 the issue of five year warrants with a US $1.00 price on a one for one basis for the then outstanding shares, with the exception of the 2,600,000 shares issued to GEIPPPII in respect of debenture interest. Shares currently trade with the warrants attached.

                  (ii) Five year warrants, subject to certain restrictions, granted to Management on December 17, 2004 along with warrants for 295,799 Preferred Shares, Series A with a combined total exercise price of CDN$133 (US$108).

                  (iii) Five year warrants, subject to certain restrictions, granted to Management on December 17, 2004.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
8.       CAPITAL STOCK (CONTINUED)

                  (iv) Ten year warrants, granted to Crown on December 17, 2004 along with warrants for 730,794 Preferred Shares, Series A with a combined total exercise price of one hundred Canadian dollars.

                  (v) Ten year warrants, granted to GEIPPPII (1,750,000) and Crown (350,0,0 00) on December 17, 2004.

                  (vi) Ten year warrants, with an exercise price of nil, issued to Crown, exercisable only if the Management warrants in (iii) above are exercisable, to avoid dilution of Crown's position.

                  (vii) The warrants in (ii) to (vi) above have been recorded as deferred financing costs and will be amortized over the life of the associated debt. The Company has adopted the fair value method, applying the Black-Scholes option-pricing model, using the following weighted average assumptions:

                                                                                2004
                  ------------------------------------------------------------------------------
                  Expected life (years)                                         5
                  Interest rate                                                 4.00%
                  Volatility                                                    154.87%
                  Dividend yield                                                0.00%
                  ------------------------------------------------------------------------------

                  The warrants in (iii) and (vi) above are deemed to have a cost of nil due to the restrictions which apply to their exercise.

         (i) At December 26, 2004, warrants to purchase Preferred Shares were outstanding as follows:

                 ---------------------------------------------------------------------------------------------------
                                                        Exercise                                Number
                     Expiry Date                        Price                                   of Shares
                 ---------------------------------------------------------------------------------------------------
                  (i)  2009                             See note (8(i)(i))                       295,799
                 (ii)  2014                             See note (8(i)(ii))                      730,794
                 (iii) 2014                             See note (8(i)(iii))                      52,201
                 ----------------------------------------------------------------------------------------------------

                  (i) Five year warrants, subject to certain restrictions, granted to Management on December 17, 2004 along with warrants for 566,434 Common Shares, with a combined total exercise price of CDN$133 (US$108).

                  (ii) Ten year warrants, granted to Crown on December 17, 2004 along with warrants for 1,049,301 Common Shares, with a combined total exercise price of one hundred Canadian dollars.

                  (iii) Ten year warrants, with an exercise price of $Nil, issued to Crown, exercisable only if the Management warrants in (i) above are exercisable, to avoid dilution of Crown's position.

                  (iv) No compensation expense was recorded for the issuance of these warrants (Note 8 (b) (vi)).

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
9.       FINANCIAL INSTRUMENTS

         (a)      Fair value

                  The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments.

                  The carrying value of long term debt represents fair value, as recently negotiated with the Company's main lenders (note 6).

                  The carrying values of the Preferred Shares is stated at CDN$2 (US$1.63) per share, which is the nominal value and redemption price of those shares.

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

         (d)      Translation risk

                  The Company translates the results of Canadian operations into US currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. 49% of the Company's sales are in Canadian dollars and all Canadian operating costs and G&A costs are also incurred in Canadian dollars. The Canadian operation generates costs in excess of associated revenues, so some translation risk remains on the deficit.

                  68% of the Company's long-term debt and 95% of its available cash are in Canadian dollars, as are the interest and principal payments associated with the debt. The Company's growth strategy is focused in the US, so expansion capital in US funds will be required. The Company does not have forward currency contracts to cover these anticipated US dollar requirements, and the exchange rate may vary from time to time, but the operating profits of the US operations provide some reduction to the resulting translation risk.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
10.      CONTINGENCIES

         A Canadian subsidiary of the Company has received notices of reassessment from Canadian Revenue Agency ("CRA") involving a further demand from the CRA for CDN $209 (US $170) relating to disputes concerning construction allowances dating back to 1984. The Company disputes the additional taxes, but maintains a provision for the entire disputed balance of CDN $209 (US$170) claimed by the CRA. During the second quarter of 2004, the CRA produced further documentation in support of its claims. The Company, however, continues to dispute the CRA's calculations.

11.      COMMITMENTS

         The subsidiaries are committed to leases on their restaurant locations extending into the 2015 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:

2005                                                                     $1,722
2006                                                                      1,530
2007                                                                      1,517
2008                                                                      1,282
2009 to 2015 inclusive                                                    3,911
--------------------------------------------------------------------------------

                                                                         $9,962
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         Most of the aforementioned restaurant leases provide for the payment of additional rent based on percentages of gross annual revenue in excess of minimum rents, or other graduated formulae derived from gross revenue as defined in the particular lease agreements. The percentages range from 3% to 12%.

         The Company has guaranteed payments for the regular purchase of liquor by way of letters of credit for CDN$66 US$54) with its main Canadian banker.

         The Company has arranged with third party financiers to pay its annual insurance premiums in monthly instalments. As at December 26, 2004 the Company owed $96 (2003 - $175) in relation to the insurance year ending May 2005.

12.      RESTAURANT CLOSING COSTS,  IMPAIRMENT
         OF GOODWILL AND OTHER TANGIBLE AND INTANGIBLE ASSETS

         (a) IMPAIRMENT OF LONG LIVED ASSETS  FOR 2004

                  In accordance with the recommendations of the CICA, the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

                  The leases of the Company's restaurants in Calgary, AB and Saskatoon, SK, expire in August and December 2005 respectively. The discounted value of the cash flows expected from these stores until that time is US$199 lower than the net book value of the associated property, plant and equipment as at December 26, 2004.

                  Accordingly, the Company has reduced the net book value of these assets by recording a US $199 charge for the Impairment of Long Lived Assets in 2004.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
12.      RESTAURANT CLOSING COSTS,  IMPAIRMENT
         OF GOODWILL AND OTHER TANGIBLE AND INTANGIBLE ASSETS (Continued)

         (b) RESTAURANT CLOSING COSTS FOR 2003 WERE COMPRISED OF THE FOLLOWING:

                  (i) Closure of Elephant & Castle restaurant at BCIT, Burnaby, Vancouver, BC

                  The Company closed its BCIT location on June 15, 2003, on expiry of the lease. Capital asset write-downs and other closure costs totalled $64.

                  (ii) Closure of Elephant & Castle restaurant at West Edmonton Mall, AB

                  On January 16, 2004 the Company closed its restaurant located in the West Edmonton Mall, AB, on expiry of the lease. Capital asset write-downs and estimated other closure costs totalled $150.

                  (iii) Write-back of surplus provisions in relation to stores closed in 2002

                  In the year ended December 29, 2002 the Company made provision for the closure of its Elephant & Castle restaurant at Bellis Fair, Bellingham, WA and of its only Alamo Steakhouse and Grill restaurant at the Mall of America, Bloomington, MN. Provision was also made for the costs of closing the Company's Alamo office in Minnesota.

                  Actual costs were $120 less than expected, mainly reflecting the payment of $90 in termination fees by two Alamo Steakhouse and Grill franchisees who opted to terminate their franchise agreements in 2003.

         (c) RESTAURANT CLOSING COSTS FOR 2002 WERE COMPRISED OF THE FOLLOWING:

                  (i) Write-back of surplus provision in relation to Franklin Mills Restaurant

                  The Company closed its Franklin Mills location in January 2001, having made full provision for the costs of closure in 2000. Actual costs incurred were $221 less than anticipated, and this surplus has been released to earnings in 2002.

                  (ii) Closure of Elephant & Castle restaurant at Bellis Fair, Bellingham, WA

                  On October 14, 2002 the Company closed its Elephant & Castle restaurant located in Bellingham, WA. The lease of this location was due to expire in 2005. The Company reached an agreement with the landlord to terminate the lease early in exchange for the surrender of substantially all of the assets at that location, and the payment of an agreed level of compensation for loss of rent. Provision for the disposal of assets, payment for loss of rent and other closing costs was made, resulting in a charge to earnings of $271 in 2002.

                  (iii) Closure of Alamo Steakhouse & Grill restaurant at Mall of America, Bloomington, MN

                  The Company's lease for its only owned Alamo Steakhouse & Grill restaurant at the Mall of America, Bloomington, MN expired in January 2003. Since this location was loss making, the Company did not seek to renew the lease, and the restaurant was closed on January 5, 2003. Full provision for the disposal of assets, payment of one month's rent, the closure of the Alamo office and other closing costs was made, resulting in a charge to earnings of $183 in 2002.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)
--------------------------------------------------------------------------------
12.      RESTAURANT CLOSING COSTS, IMPAIRMENT
         OF GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

         (d)      IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS IN 2002
                  COMPRISE:

                  (i) Write off of goodwill relating to the Alamo Steakhouse & Grill

                  At the end of 2001, the Company was carrying a book value $1,101 relating to the acquisition of the Alamo Steakhouse
                  & Grill in 1996. Prior to 2002, this cost was being amortized in line with the Company's policy at the time. From 2002, the Company has adopted the new recommendations of the CICA, which require that goodwill be tested for impairment annually or when events occur which may indicate impairment. In 2002, the Company decided to close its only owned Alamo Steakhouse & Grill restaurant and to not develop the Alamo Steakhouse and Grill brand in the future. The goodwill relating to the Alamo Steakhouse and Grill has been fully written off, resulting in a charge to earnings of $1,101 in 2002.

                  (ii)     Write off of other intangible assets

                  In 2002, the Company reviewed the carrying value of its intangible assets in line with the current recommendations of the CICA. This review resulted in a write-down of other intangible assets, resulting in a charge to earnings of $416 in 2002 :

                           Franchise development costs        $173
                           Trademarks                         $ 68
                           Other                              $175

13.      INCOME TAXES

         The components of the future income tax benefits at December 26, 2004 and December 28, 2003, are as follows:

-----------------------------------------------------------------------------------------------------
                                                                              2004              2003
-----------------------------------------------------------------------------------------------------
Future income tax benefits
    Tax benefit of non-capital loss carry forwards                          $5,057            $4,784
    Tax benefit of capital loss carry forwards                               1,141             1,073
    Fixed asset values for tax purposes in excess of book values               819               578
-----------------------------------------------------------------------------------------------------
                                                                             7,017             6,435

Valuation allowance                                                         (4,767)           (4,084)
-----------------------------------------------------------------------------------------------------
Net future income tax benefits                                              $2,250            $2,351
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

         The Company has the following available tax losses, the partial benefits of which have been recorded in these financial statements:

         (i) Non-capital losses of approximately $5,581 which can be applied against future income for Canadian tax purposes up to and including 2010.

         (ii) Operating losses of approximately $9,002 which may be carried forward to apply against future years' income for United States income tax purposes expiring up to 2022.

         (iii) Net capital losses of approximately $7,929 which can be applied against future capital gains income for Canadian tax purposes indefinitely.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002 (US DOLLARS)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE PRICES)


14.      RELATED PARTY TRANSACTIONS

         (a) Included in general and administrative expenses are consulting fees paid to a director and shareholder of $48 (2003 - $44) (2002 - $39). Costs for 2003 and 2002 include fees paid to a second director and shareholder.

         (b) GEIPPPII (note 6) is related to the Company by way of its share ownership in the Company and the election of two directors to the Board. Interest payments totalled $Nil in 2004, $503 in 2003, and $470 in 2002, consisting of cash of $Nil in 2004, $190 in 2003, and $275 in 2002; the balance was deferred or paid by share issuances.

15.      GEOGRAPHIC SEGMENTED DATA

------------------------------------------------------------------------------------------------------
                                                             2004              2003              2002
------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers
  Canada                                                  $13,986           $13,830           $12,877
  United States                                            14,216            12,895            14,839
------------------------------------------------------------------------------------------------------

                                                          $28,202           $26,725           $27,716
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

Capital assets, other assets and goodwill
  Canada                                                   $4,038            $2,820            $3,102
  United States                                             3,454             4,176             4,046
------------------------------------------------------------------------------------------------------

                                                           $7,492            $6,996            $7,148
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP)

          (a)     US accounting pronouncements

                  (i) In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, an interpretation of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both public and private that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

                  (ii) On April 30, 2003, the FASB issued Statement No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes the adoption of Statement 149 will not have any effect on its consolidated financial position, results of operations or cash flows.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (Continued)

                  (iii) In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). These requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company has adopted SFAS No. 150 in the treatment of its preferred shares (note 8(b)) since Canadian GAAP and US GAAP now require the same treatment of these preferred shares.

                  (iv) FAS 151, Inventory Costs. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of this Statement should be applied prospectively. There is no impact on the Company's financial statements.

                  (v) FAS 152, Accounting for Real Estate Time-Sharing Transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Restatement of previously issued financial statements is not permitted. There is no impact on the Company's financial statements.

                  (vi) FAS 153, Exchanges of non monetary Assets. The provisions of this Statement is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. There is no impact on the Company's financial statements.

                  (vii) FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by nonpublic entities to all types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46(R). There is no impact on the Company's financial statements.

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (Continued)


                  (viii) In 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the fair value method. This pronouncement will have no impact on the Company, as the Company accounts for all options and warrants using the fair value method, under Canadian GAAP.


         (b) Reconciliation of total assets, liabilities and shareholders' equity (deficit)

                  ---------------------------------------------------------------------------------------------
                                                                                       2004              2003
                  ---------------------------------------------------------------------------------------------
                  TOTAL ASSETS FOR CANADIAN GAAP                                     $15,164           $10,677
                  Adjustments to US GAAP                                              (2,288)             (631)

                  ---------------------------------------------------------------------------------------------
                  TOTAL ASSETS FOR US GAAP                                           $12,876           $10,046
                  ---------------------------------------------------------------------------------------------

                  TOTAL LIABILITIES PER CANADIAN GAAP                                $17,806            $8,207
                  Adjustments to US GAAP                                              (1,910)            6,322

                  ---------------------------------------------------------------------------------------------
                  TOTAL LIABILITIES FOR US GAAP                                       15,896            14,529
                  ---------------------------------------------------------------------------------------------

                  TOTAL EQUITY (DEFICIT) FOR CANADIAN GAAP                            (2,642)            2,470
                  Adjustments to US GAAP                                                (378)           (6,953)

                  ---------------------------------------------------------------------------------------------
                  TOTAL DEFICIT FOR US GAAP                                           (3,020)           (4,483)
                  ---------------------------------------------------------------------------------------------

                  TOTAL DEFICIT AND LIABILITIES FOR US GAAP                         $ 12,876          $ 10,046
                  ---------------------------------------------------------------------------------------------
                  ---------------------------------------------------------------------------------------------

                  For the year ended December 28, 2003 Canadian GAAP treated convertible debt (Junior Notes) as equity if the debt was convertible into Common Shares of the Company at the option of the issuer. For US GAAP purposes these amounts were reclassified as a liability. For the year ended December 26, 2004, Canadian GAAP treated such debt as a liability.

                  Improvements to leased premises and property under capital leases are being amortized on a straight-line basis over the term of the lease except for locations opened prior to January 1, 1993. Those improvements are being amortized on the straight-line method over the term of the lease plus the first two renewal options. Under US GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease. (2004: Reduces assets by $378 and increases deficit by $378).

                  For Canadian GAAP purposes, the Company uses the proportionate method of consolidation to record its one-third ownership stake in the joint venture Elephant & Castle restaurant in San Francisco, CA. For US GAAP purposes these amounts would have been recorded as single line entries representing income from joint venture and investment in joint venture. (2004: Reduces assets and liabilities by $34).

                  For Canadian GAAP purposes, deferred financing costs are recorded as an asset which is then amortized over the life of the associated instrument. Under US GAAP, such costs are offset against long term debt. (2004: Reduces assets and liabilities by $1,876).

ELEPHANT & CASTLE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(US DOLLARS)
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (Continued)

         (c) Reconciliation of earnings (loss) reported in accordance with Canadian GAAP and US GAAP:

         ---------------------------------------------------------------------------------------------------
                                                                        2004           2003          2002
         ---------------------------------------------------------------------------------------------------
         Net income (loss) Canadian GAAP                                  ($888)         $228       ($1,344)

         Adjustments decreasing (increasing) net income (loss)
              Amortization of improvement costs*                              6            (2)           (6)
              Dividend on paid-in capital that would be treated
              as interest under US GAAP                                    (333)         (347)         (330)
              Pre-opening costs, expensed under US GAAP                      45           (45)           35

         ---------------------------------------------------------------------------------------------------
         Net (loss) US GAAP                                             ($1,170)        ($166)      ($1,645)
         ---------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------

         Net income (loss) per common share
              Canadian GAAP - Basic                                      ($0.17)        $0.04        ($0.26)
              US GAAP - Basic                                            ($0.22)       ($0.03)       ($0.32)

         ---------------------------------------------------------------------------------------------------
         Weighted average number of shares outstanding                5,244,507     5,163,271     5,163,354
         ---------------------------------------------------------------------------------------------------

                  * Under US GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease.

17.      SUBSEQUENT EVENTS

         In January 2005, the Company signed a lease for a second Elephant & Castle restaurant in Chicago, IL. The lease is for a 10 year term, with an initial annual rent of $184. The Company paid $160 to the outgoing tenant to acquire certain fixtures and equipment at this location. In the first quarter of 2005, the Company will determine the fair value and expected life of the assets acquired, and will account for them in accordance with note 2(c).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Registrant)  Elephant & Castle Group Inc.

By       s/ Richard Bryant
         -------------------------------------------
         RICHARD BRYANT, CHAIRMAN, CEO & DIRECTOR

Date     March 24, 2005
         ---------------


By       s/ Roger Sexton
         -------------------------------------------
         ROGER SEXTON, VP FINANCE/CFO

Date     March 24, 2005
         ---------------


By       s/ Jeffrey Barnett
         -------------------------------------------
         JEFFREY BARNETT, DIRECTOR

Date     March 24, 2005
         ---------------

By       s/ George Pitman
         -------------------------------------------
         GEORGE W. PITMAN, DIRECTOR

Date     March 24, 2005
         ---------------

By       s/ David Wiederecht
         -------------------------------------------
         DAVID WIEDERECHT, DIRECTOR

Date     March 24, 2005
         ---------------

By       s/ Colin Stacey
         -------------------------------------------
         COLIN STACEY, DIRECTOR

Date     March 24, 2005
         ---------------


By       s/ Richard Kelleher
         -------------------------------------------
         RICHARD KELLEHER, DIRECTOR

Date     March 24, 2005
         ---------------


By       s/ Thomas Chambers
         -------------------------------------------
         THOMAS CHAMBERS, DIRECTOR

Date     March 24, 2005
         ---------------


By       s/ Christopher Anderson
         -------------------------------------------
         CHRISTOPHER ANDERSON, DIRECTOR

Date     March 24, 2005
         ---------------

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

10.23    Management Agreement with E & C San Francisco, LLC                     *********

10.24    License Agreement with Elephant & Castle International, Inc.           *********

10.25    Agreement with Elephant & Castle International, Inc.                   *********

10.26    Lease Abstract of Elephant & Castle Group, Inc.
         (San Francisco, California)                                            *********

10.27    Lease Abstract of Elephant & Castle Group, Inc.                        X
         (Washington, D.C.)

10.28    Lease Abstract of Elephant & Castle Group, Inc.                        X
         (Chicago, East Huron Street, IL)

21       List of Subsidiaries                                                   ****

24.1     Irrevocable Consents and Power of Attorney on                          *
         Form F-X

31.1     Section 302 Certification of Chief Executive Officer                   **********
         - September 28, 2003
31.2     Section 302 Certification of Chief Financial Officer                   **********
         - September 28, 2003
31.3     Section 302 Certification of Chief Executive Officer                   ***********
         - December 28, 2003
31.4     Section 302 Certification of Chief Financial Officer                   ***********
         - December 28, 2003
31.5     Section 302 Certification of Chief Executive Officer                   X
         - December 26, 2004
31.6     Section 302 Certification of Chief Financial Officer                   X
         - December 26, 2004


32.1     Section 906 Certification of Chief Executive Officer                   **********
         - September 28, 2003
32.2     Section 906 Certification of Chief Financial Officer                   **********
         - September 28, 2003
32.3     Section 906 Certification of Chief Executive Officer                   ***********
         - December 28, 2003
32.4     Section 906 Certification of Chief Financial Officer                   ***********
         - December 28, 2003
32.5     Section 906 Certification of Chief Executive Officer                   X
         - December 26, 2004
32.6     Section 906 Certification of Chief Financial Officer                   X
         - December 26, 2004



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

*********** Filed with the Registrant's 10-KA dated December 28, 2003