Form 10-K/A
period 2004-12-26
ELEPHANT & CASTLE GROUP INC
filed 2005-05-10
CIK 899849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-K

  ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission file number: 001-12134

ELEPHANT & CASTLE GROUP INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1190 Hornby Street
Vancouver, British Columbia
Canada V6Z 2K5
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: (604) 684-6451

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price on the Over-The-Counter Bulletin Board of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 27, 2004: $1,281,466.

Number of the registrant’s common shares outstanding as of April 5, 2005: 5,759,899

EXPLANATORY NOTE TO AMENDMENT NO. 1

                   This Amendment No. 1 to the Company’s annual report on Form 10-K for the year ended December 26, 2004 has been filed to provide the information required by Items 9A and 9B of Part II and Items 10, 11, 12, 13 and 14 of Part III that was omitted in the initial filing of such report.

                   Unless otherwise indicated, all dollar amounts are express in United States dollars.

PART II

ITEM 9A.                      CONTROLS AND PROCEDURES

                   Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President, Finance and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”).

                   During the quarter ended December 26, 2004, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

                   The Company’s management, including the Chief Executive Officer and Vice President, Finance and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.                      OTHER INFORMATION

                   None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   The directors of the Company are elected at each annual general meeting of the Company’s shareholders and hold office until the close of the next annual general meeting or until their successors are duly elected or appointed. The Company’s board of directors (the “Board”) currently has two committees, the Audit Committee and the Compensation Committee. Officers of the Company serve at the discretion of the Board. The table below provides the names, ages and positions with the Company of its executive officers and directors as of December 26, 2004.

Executive Officers and Directors

Name	Age	Position
Richard H. Bryant	51	Chairman of the Board, Chief Executive Officer and President
Peter Laurie	44	Chief Operating Officer
Roger Sexton	43	Vice President, Finance and Chief Financial Officer
Jeffrey M. Barnett(1)	66	Director
Thomas Chambers(1)	60	Director
Richard M. Kelleher(2)	55	Director
George W. Pitman(2)	63	Director
Colin Stacey(2)	65	Director
David Wiederecht(1)	48	Director
Christopher Anderson(3)	53	Director
(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Mr. Anderson was formally appointed to the Board on January 27, 2005

Richard Bryant, Chairman of the Board, Chief Executive Officer and President

                   Mr. Bryant was appointed Chief Executive Officer and President of the Company in October 1999, having previously served as Chief Financial Officer since November 1997. Prior to that, Mr. Bryant served as Chief Financial Officer of Keg Restaurants Limited, a subsidiary of Whitbread PLC (“Keg Restaurants”). Mr. Bryant is entitled pursuant to an inter-shareholder agreement among the Company, GE Investment Private Placement Partners II (“GEIPPP”), Crown Life Insurance Company (“Crown”), Mr. Bryant, Mr. Laurie and Mr. Sexton dated December 17, 2005 (the “Inter-Shareholder Agreement”) to serve or to nominate someone to serve on the Board, provided that he continues to be the Chief Executive Officer and President of the Company.

Peter Laurie, Chief Operating Officer

                   Mr. Laurie was appointed to the position of Chief Operating Officer in September 2002. As Chief Operating Officer, Mr. Laurie is responsible for the operational performance of the restaurant system. Mr. Laurie has extensive experience in the hospitality business as both and operator and owner. Mr. Laurie established his track record in Australia, transferring The Keg Restaurant concept to the country and overseeing all aspects a 16 unit chain operation. In 1997, Mr. Laurie acquired an operating partnership in Farside Hospitality Group Ltd. DBA Cactus Club Café.

Roger Sexton, Vice President, Finance and Chief Financial Officer

                   Mr. Sexton joined the company in November 2002 as Chief Financial Officer. Mr. Sexton has extensive retail experience having held various senior financial positions at retail companies in the UK. From 2000 to 2002, Mr Sexton was Controller at Houwelings Nurseries Ltd and from 1996 to 1999 was employed by Regus Business Centres PLC as UK Finance Director/Group Financial Controller.

Christopher Anderson, Director

                   Mr. Anderson has been a partner of Crown Capital Partners ("Crown Capital"), an affiliate of Crown, since July 2002. Prior to that, Mr. Anderson served as Vice President of Equities and Bonds of Crown Capital from September 1998 to June 2002. From September 1996 to August 1998, Mr. Anderson was President of Crown Investment Management Inc., a subsidiary of Crown. Prior to joining Crown in 1980, Mr. Anderson worked with the Government of Canada, Department of Finance (Tax Policy) and the Anti-Inflation Board. Mr. Anderson serves as a director of the Company as the nominee of Crown, which concluded a CDN $5 million financing with the Company on December 17, 2004. Crown is entitled pursuant to the Inter-Shareholder Agreement to nominate one director to the Board provided that Crown holds at least 10% of the Company’s common shares (calculated on an undiluted basis but assuming certain warrants have been exercised) (the “Common Shares”).

Jeffrey Barnett, Director

                   Mr. Barnett co-founded the predecessor of the Company in 1977 with his twin brother, Peter J. Barnett, and their long-time business colleague, Mr. George W. Pitman. Mr. J. Barnett served as Chief Executive Officer of the Company until March 1998, and Chairman of the Board until July 1999. Currently, Mr. Barnett is Chief Executive Officer of Tickers Watch and Clock Company Inc.

Thomas Chambers, Director

                   Mr. Chambers, F.C.A., has been President of Senior Partners Services since 2002, prior to which he was a Partner of PricewaterhouseCoopers LLP for 26 years. Mr. Chambers, F.C.A. serves on the boards of Terasen Inc., Norske Skog Canada Limited (Chair of the Audit Committee), Mill and Timber Group, the B.C. Cancer Foundation and the Victoria Order of Nurses.

Richard M. Kelleher, Director

                   Mr. Kelleher has been the principal of Pyramid Advisors LLC of Boston, Massachusetts, a hotel management company and advisory firm serving clients in all areas of the hospitality industry, since 1999. Prior to that, Mr. Kelleher served as President and Chief Operating Officer of Promus Hotel Corporation, the successor corporation to Doubletree and Guest Quarters, which was partially owned by General Electric Company.

George W. Pitman, Director

                   Mr. Pitman co-founded the predecessor of the Company in 1977, and since then has been involved in the design, development and construction of Elephant & Castle restaurants. Previously Mr. Pitman developed restaurants in Canada, the United States and Japan. Currently Mr. Pitman consults through his company, G. Pitman Design, for the Elephant and Castle Group of Companies as well as other Canadian and U.S. clients. He has been actively involved with various charities over the past 35 years, particularly Variety - The Children’s Charity, where he holds the position of International Vice President.

Colin Stacey, Director

                   Mr. Stacey has been a restaurant consultant since January 2003. Mr. Stacey served as Vice President and Chief Operating Company from August 1997 to December 2002. Prior to that, Mr. Stacey was President and Chief Executive Officer of Keg Restaurants.

David Wiederecht, Director

                   Mr. Wiederecht is Vice President – Alternative Investments for GE Asset Management Incorporated (“GEAM”), where he co-heads the absolute return strategy team. Mr. Wiederecht has held such position since 1988. Mr. Wiederecht also has portfolio management responsibilities for various private equity and real estate investment strategies. Prior to joining GEAM in 1988, Mr. Wiederecht held several positions throughout the General Electric Company. Companies in which he serves as a director include Navigant International, Edmunds.com, Navigant International, Inc. and Nextec. Mr. Wiederecht holds a BA in Economics from St. Lawrence University. Mr. Wiederecht serves as a director of the Company as the nominee of GEIPPP, the majority shareholder of the Company. GEIPPP is entitled pursuant to the Inter-Shareholder Agreement to nominate two directors to the Board, provided that GEIPPP holds at least 20% of the Common Shares (calculated on a fully diluted basis) or one director provided that GEIPPP holds at least 10% of the Common Shares (calculated on a fully diluted basis).

Audit Committee and Audit Committee Financial Expert

                   Current officers and managers of the Company and their immediate families are not eligible to serve on the Audit Committee. The Audit Committee is currently comprised of Mr. Barnett, Mr. Chambers, and Mr. Wiederecht. The Board has determined that Mr. Thomas Chambers, who is an “independent” director, (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under Securities Exchange Act of 1934, as amended (the “Exchange Act”)), meets all of the criteria required of an audit committee financial expert.

                   The Audit Committee has the responsibility to oversee all of the Company’s financial transactions and to interact directly with the independent outside auditors of the Company, conferring with such auditors from time to time as reasonably required, at least once annually, in the absence of all current officers and managers of the Company. The Audit Committee makes formal recommendations to management concerning financial controls and is responsible for the retention, review and selection of outside auditors of the Company.

                   On February 26, 2003, the Board adopted a revised Audit Committee Charter.

Compensation Committee

                   The Compensation Committee is currently composed of Messrs. Kelleher, Pitman and Stacey. Mr. Kelleher is the Chair of the Compensation Committee. The Compensation Committee develops, reviews and monitors executive compensation and policies. In addition, this Committee is responsible for succession planning.

Compliance with Section 16(a) of the Exchange Act

                   Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own greater than ten percent (10%) of the Common Shares (the “Reporting Persons”) file reports relating to their ownership and changes in ownership of Common Shares with the SEC. Reporting Persons are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports. With the exception of a Form 4 that was filed late by GEIPPP on January 10, 2005, based solely on its review of copies of such reports and written representations that no other reports were required, the Company believes that all required reports were filed on a timely basis during the year ended December 26, 2004.

                   The Company determined that it has been a “foreign private issuer,” as defined in Rule 3b-4 promulgated under the Exchange Act, since at least December 17, 2004 and, therefore, its officers, directors and greater than 10% shareholders are not currently subject to Section 16 of the Exchange Act, pursuant to Rule 3a12-3(b) promulgated under such Act.

Code of Ethics

                   On February 20, 2004, the Board adopted a code of ethics for its senior executive officers. A copy of such code may be viewed on the Company’s website at www.elephantcastle.com.

ITEM 11.                      EXECUTIVE COMPENSATION

Report On Executive Compensation

                   The Compensation Committee is responsible for, among other things, the periodic review of the Company’s short-term and long-term policies for attracting, retaining, developing and motivating executive officers of the Company. The Compensation Committee meets periodically to review compensation policies relating to the Company and its subsidiaries and to approve specific compensation awards and benefits.

Executive Compensation Policies

                   The Compensation Committee’s policy is that executive officers of the Company, including the Chief Executive Officer and other Named Executive Officers (as defined below), should be compensated based on the market value of the jobs they perform, their levels of performance and the performance of the Company.

                   The Company’s executive compensation policies are designed to recognize and reward executive officers based upon individual and corporate performance. The Compensation Committee monitors levels of executive remuneration to ensure overall compensation reflects the Company’s objectives and philosophies and meets the Company’s desired relative compensation position. The key components comprising executive officer compensation are base salary and annual bonus (short-term incentives) and participation in an incentive stock option plan (long-term incentives).

                   The Compensation Committee approves salary ranges for executive officers of the Company based on competitive industry data for the markets in which the Company operates. In establishing base salaries and salary ranges, the objective of the Compensation Committee is to set target levels which, over time, will be competitive with market salaries. The Company’s compensation policy is to set target levels near or consistent with the median level in the group of comparable companies, i.e., multi-unit restaurant operators. Individual levels, which are set annually, may vary from this objective, depending upon individual performance levels. The Chief Executive Officer does not participate in discussions or reviews relating to his own compensation.

                   As noted above, the Company provides annual incentive compensation to executive officers, including the Named Executives, through the provision of incentive bonuses. Incentive bonuses are awarded annually, on a discretionary basis, to executive officers, based upon a review of Company and individual performance over the prior financial year relative to each executive officer’s area of responsibility.

                   In recognition of the performance by the executive team, the Compensation Committee determined that bonuses should be awarded to Messrs. Bryant, Laurie and Sexton. The bonuses for the Named Executive Officers are set out under the Summary Compensation Table. In addition, to ensure that the salaries of the executive team properly reflect market rates for equivalent positions, a salary adjustment increase was approved for certain senior management, including an annual increase of CDN $30,000 for Mr. Bryant, CDN $7,205 for Mr. Laurie and CDN $13,440 for Mr. Sexton. See “STATEMENT OF EXECUTIVE COMPENSATION—Employment Contracts”.

                   The Company also has in place certain equity compensation plans. These plans were designed to encourage employees and executive officers to focus on the long-term interests of the Company and its shareholders. The Board has the authority to establish terms and conditions of each granted option, so long as such terms and conditions are not inconsistent with the provisions of the plan. The Company issued no options under such plans during 2004.

Chief Executive Officer Compensation

                   The Compensation Committee’s policy is that the salary of the Chief Executive Officer should, be in line with competitive salaries for positions of similar responsibility at restaurant companies that are, like the Company, publicly held. In assessing compensation paid to the Chief Executive Officer, the Compensation Committee also reviews available industry data relating to such companies. The Chief Executive Officer’s salary increase for the current year (an increase from CDN $220,000 to CDN $250,000 per year) was granted to bring his salary in line with competitive salaries for similar positions and in recognition of his contribution to the achievement of the Company’s goals. A bonus of CDN $44,000 was given to the Chief Executive Officer in recognition of objectives achieved in 2003. With this increase his total compensation package is comparable to the median of comparable multi-unit restaurant companies.

Compensation Committee report presented by:

Richard M. Kelleher, Chairman
George Pitman
Colin Stacey

Summary Compensation Table

                   The following table provides a summary of compensation earned during the last three financial years ended December 26, 2004, December 28, 2003 and December 29, 2002 by the Company’s Chief Executive Officer and its executive officers and other employees whose total annual salary and bonus was in excess of $100,000 for the year ended December 26, 2004 (collectively, the “Named Executive Officers”).

Name and Principal Position with the Company	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation(2) (CDN $)
		Salary (CDN $)	Bonus (CDN $)	Other Annual Compen- sation(1) (CDN $)	Awards		Payouts
					Restricted Stock Awards (#)	Securities Underlying Options/ SARS (#)	LTIP Payouts ($)
Richard Bryant (3) Chief Executive Officer and President	2004 2003 2002	220,000 220,000 210,000	44,000 25,000 30,000	- - -	- - -	- - -	- - -	16,753 $11,981 $1,790
Peter Laurie (4) Chief Operating Officer	2004 2003 2002	150,295 132,500 36,058	13,500 10,938 -	- - -	- - -	- - -	- - -	14,368 12,009 7,107
Roger Sexton (5) Vice President, Finance and Chief Financial Officer	2004 2003 2002	112,560 100,962 17,500	10,500 - -	- - -	- - -	- - -	- - -	4,383 3,135 367
(1)	The aggregate amount of perquisites and other personal benefits for any of the Named Executive Officers that is lesser of $50,000 or 10% of the total annual salary and bonus is not reported.
(2)	Unless otherwise specified, amounts reported in this column refer to the dollar values of insurance premiums paid with respect to term life insurance, medical benefits and amounts contributed in respect of an employee savings plan.
(3)	Mr. Bryant entered into a written employment contract dated December 17, 2004 with the Company providing for an annual salary of CDN $250,000, plus a potential annual bonus of not less than 25% of annual salary based on financial and other performance targets to be set by the Compensation Committee.

(4)	Mr. Laurie commenced employment with the Company on September 16, 2002. Mr. Laurie entered into a written employment contract dated December 17, 2004 with the Company providing for an annual salary of CDN $157,500, plus a potential annual bonus of not less than 25% of annual salary based on financial and other performance targets to be set by the Compensation Committee.
(5)	Mr. Sexton commenced employment with the Company on November 1, 2002. Mr. Sexton entered into a written employment contract dated December 17, 2004 with the Company providing for an annual salary of CDN $126,000, plus a potential annual bonus of not less than 20% of annual salary based on financial and other performance targets to be set by the Compensation Committee.

                   The Company does not maintain, and none of the Named Executive Officers are eligible for, deferred compensation, long-term incentive plan payouts, restricted stock awards, or other similar compensatory arrangements. Furthermore, no stock options were granted or other equity compensation awards were made under the Company’s 1993 Stock Option Plan (the “1993 Plan”), 1997 Stock Compensation Plan (the “1997 Plan”) or 2001 Management Stock Option and Bonus Plan (the “2001 Plan”) to the Named Executive Officers during the fiscal year ended December 26, 2004.

Aggregated Options Exercised During 2004 Financial Year
and Financial Year-End Option Values
Name	Securities Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 26, 2004 Exercisable/ Unexercisable (#)	Value of Unexercised in-the-Money Options/SARs at December 26, 2004 Exercisable/ Unexercisable(1) ($)
Richard Bryant	-	-	50,000/0	Nil
Peter Laurie	-	-	66,666/33,334	Nil
Roger Sexton	-	-	8,333/16,667	Nil
(1)	Based on a market value of $0.30 per share, being the closing trading price per Common Share on the Over-The-Counter Bulletin Board as of December 26, 2004.

Compensation of Directors

                   Directors of the Company who are not officers or employees are compensated for their services as directors through a combination of retainer fees and Awards (as defined below) under the 2001 Plan. In 2004, the quarterly retainer fees paid to such directors were CDN $2,500 plus 3,000 Common Shares for each year of service. The chairman of any committee of the Board receives an additional fee of $2,500 per quarter. Directors are reimbursed for expenses incurred in connection with their service as directors.

                   The directors and former directors (other than inside directors) were paid the following amounts as directors’ fees for the year ended December 26, 2004:

Jeffrey Barnet	CDN $10,000
Thomas Chambers	CDN $20,000
Richard M. Kelleher	CDN $20,000
George Pitman	CDN $10,000
Colin Stacey	CDN $10,000
David Wiederecht	CDN $10,000
Christopher Anderson	Nil

                   See “Equity Compensation Plans” below for a description of the terms that apply to the Awards.

Equity Compensation Plans

                   The Board has adopted three equity compensation plans, and the shareholders have ratified such plans. 50,000 Common Shares were initially reserved for grants pursuant to the 1993 Plan and 200,000 Common Shares for the 1997 Plan (numbers adjusted for the 1 for 2 reverse split effective March 23, 2000).

                   Under the 2001 Plan, an aggregate of 950,000 Common Shares (adjusted for the reverse split) were reserved for issuance to key employees pursuant to stock options (“Options”) and restricted stock awards (“Awards”). All employees of the Company and its subsidiaries are eligible for grants of Awards and Options. No more than 750,000 Common Shares may be used for Options and 200,000 may be used for Awards. Options may not be granted below the greater of $1 per Common Share or the fair market value of the Common Shares on the date of grant. The 2001 Plan is administered by the Compensation Committee. To date, Options relating to an aggregate of 400,000 Common Shares have been granted under the 2001 Plan. Of those amounts, Options relating to 235,000 Common Shares and no Awards have been granted to executive officers and directors of the Company.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

                   Messrs. Bryant, Laurie and Sexton entered into employment agreements and change of control agreements, all dated December 17, 2004, in connection with a CDN $5 million financing by Crown, an attendant restructuring of debt owed by GEIPPP and a concurrent investment by Messrs. Bryant, Laurie and Sexton in the Company concluded on that date.

                   The employment agreements provide for Messrs. Bryant, Laurie and Sexton to serve as Chief Executive Office and President, Chief Operating Officer and Vice President, Finance and Chief Financial Officer, respectively. The employment agreements entitle each executive to a base annual salary, together with a potential annual bonus of not less than 25%, or in the case of Mr. Sexton not less than 20%, of annual salary based on financial and other performance targets to be set by the Compensation Committee. The base annual salaries are set for Messrs. Bryant, Laurie and Sexton at CDN $250,000, CDN $157,500 and CDN $126,000, respectively.

                   Each executive is entitled to four weeks of paid vacation and membership in the Company’s medical reimbursement plan. Mr. Bryant is also entitled to life insurance in the amount of CDN $600,000, with premiums to be paid by the Company to a beneficiary to be designated by him. The three executives are entitled to participate, subject to continuing service with the Company, in a special bonus (the “Special Bonus”) of CDN $132,500 to be shared among them upon a change of control of the Company, or on January 3, 2010, provided that all senior debt owed to GEIPPP shall have been paid in full at such date.

                   Mr. Bryant’s employment agreement is in force until December 1, 2006, and Messrs. Laurie and Sexton’s employment agreements until December 1, 2005, in each case unless earlier terminated. The agreements are automatically renewed for one year periods unless the Company gives notice within a specified period to the executive of its intention not to renew the agreement or to negotiate. Either the executive or the Company may terminate the employment agreement upon three months’ written notice. In the case of termination by the Company other than for cause, including upon failure to renew, each executive is entitled to a severance payment at the date of termination, plus continuation of benefits for one year. The severance payment is equal to one year’s base salary plus bonus for Mr. Bryant, and to three months’ base salary plus bonus for Messrs. Laurie and Sexton. “For cause” is defined as a breach of the employment agreement, a breach of fiduciary obligations, commission of an act of fraud, gross negligence or willful misconduct giving rise to monetary damage, or conviction for any felony. In the case of termination in connection with a change in control, the executive is entitled to the greater of the compensation payable under the employment agreement and the amount payable under the change of control agreement, per his election.

                   The change of control agreements provide that, upon a termination of employment of employment during the period beginning three months and ending 12 months following a change of control, the Company is required to pay each executive within 10 days of the date of termination or the change in control, whichever is later, 200% of the total cash compensation paid by the Company to the executive in the 12 months immediately preceding the date of termination.

                   Other than as noted above or described herein, the Company has no written employment or change of control agreements between it or any of its subsidiaries and a Named Executive Officer.

Composition of the Compensation Committee; Compensation Committee Interlocks and Insider Participation in Compensation Decisions

                   During the year ended December 26, 2004, the following individuals served as members of the Compensation Committee: Messrs. Kelleher (Chairman), Pitman and Stacey, who were all directors of the Company during the time they served. Except for Mr. Stacey, who served as Vice President and Chief Operating Officer of the Company from August 1997 to December 2002, none of the members of the Compensation Committee are officers or employees or were former officers or employees of the Company or any of its subsidiaries, had or has any relationship that requires disclosure hereunder in respect of indebtedness owed to the Company or any interest in material transactions involving the Company. In addition, none of the Company’s executive officers have served on the compensation committee (or in the absence of such committee the entire Board) or as a director of another issuer whose executive officer is a member of the Compensation Committee or Board.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                   The following table sets forth certain information concerning the number of the Common Shares and the Company’s preferred shares, series A (the “Preferred Shares”) owned beneficially as of April 5, 2005 by: (i) each Named Executive Officer; (ii) each director of the Company; (iii) each person known to the Company to beneficially own more than five percent (5%) of the Common Shares or Preferred Shares based upon statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) or (g) of the Exchange Act; and (iv) all of the Company’s directors and officers as a group. Unless otherwise indicated, the principal address of each of the persons listed below is 1190 Hornby Street, Vancouver, British Columbia, Canada V6Z 2K5. Unless otherwise indicated, the persons listed possess sole voting and investment power with respect to the shares shown, subject to community property laws where applicable.

Common Shares

NAME AND ADDRESS OF BENEFICIAL	AMOUNT AND NATURE OF	PERCENT
OWNER	BENEFICIAL OWNER(1)	OF CLASS(2)

Richard H. Bryant	495,720 (3)	8.3%

Peter Laurie	241,550 (4)	4.1%

Roger Sexton	113,263 (5)	2.0%

Jeffrey M. Barnett	309,687 (6)	5.3%

Thomas Chambers	9,000	*

Richard M. Kelleher	12,000	*

George W. Pittman	78,125	1.4%

Colin Stacey	228,500 (7)	3.8%

David Wiederecht	- (8)	-

Christopher Anderson	-	-

GEIPP	23,851,916 (9)	92.3%
3001 Summer Street
Stamford, CT 06904

Crown	1,399,301 (10)	19.5%
1900 – 1874 Scarth Street
Regina, SK S4P 4B3 Canada

All directors and officers as a group (10 persons)	1,487,845 (11)	23.1%
_________________________
* Indicates less than one (1) percent

(1)	This table excludes (a) Common Shares that may be received upon the conversion of Preferred Shares held by Messrs. Bryant, Sexton and Laurie, and (b) certain restricted warrants to purchase Common Shares and Preferred Shares that are convertible into Common Shares held by Messrs. Bryant, Sexton and Laurie and Crown. Such securities have been excluded from this table because the conditions that permit the right to exercise and/or convert such securities cannot be satisfied within 60 days of April 5, 2005. In the Schedule 13D filed by the GE Entities (as defined below), the GE Entities have included securities that contain similar restrictions as beneficially owned by the GEIPPP and, as a result, such securities are included in this table for GEIPPP. For a detailed description of the excluded securities, please see “Item 1 – Description of Business.”
(2)	Based on an aggregate 5,759,899 Common Shares issued and outstanding as of April 5, 2005.
(3)	Includes (a) 50,000 Common Shares issuable pursuant to stock options under the Company’s stock option plans exercisable within 60 days of April 5, 2005, and (b) 197,981 Common Shares issuable pursuant to an investment agreement that may be purchased at any time.
(4)	Includes (a) 66,666 Common Shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 5, 2005, and (b) 82,493 Common Shares issuable pursuant to an investment agreement that may be purchased at any time.
(5)	Includes 8,333 Common Shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 5, 2005.
(6)	Includes 62,500 Common Shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 5, 2005.
(7)	Includes 200,000 Common Shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 5, 2005.

(8)	Mr. Wiederecht is employed by GEAM, the general partner of GEIPPP. Mr. Wiederecht expressly disclaims beneficial ownership of the securities of the Company beneficially owned by GEIPPP.
(9)	As a result of the Inter-Shareholder Agreement, GEAM, GEIPPP and General Electric Company (the “GE Entities”) have filed a Schedule 13D with several amendments that include the Common Shares and Preferred Shares beneficially owned by Crown and certain members of the Company’s management, even though the GE Entities disclaim beneficial ownership of such shares. The amount reported in this Schedule 13D includes (a) 7,341,028 Common Shares, of which 3,258,860 are held directly by GEIPP; (b) 14,615,888 Preferred Shares that are automatically convertible, subject to the Company achieving an EBITDA target of $3,500,000 at the rate of three Common Shares for every preferred share, of which 10,961,916 are held directly by GEIPPP; and (c) 1,750,000 Common Shares issuable upon the exercise of warrants that are immediately exercisable, all of which are held directly by GEIPP.
(10)	Includes 1,399,301 Common Shares issuable upon the exercise of warrants that are immediately exercisable.
(11)	Includes (a) 387,499 Common Shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 5, 2005, and (b) 280,474 Common Shares issuable pursuant to the Inter-Company Shareholder Agreement that may be purchased at any time.

Preferred Shares

NAME AND ADDRESS OF BENEFICIAL	AMOUNT AND NATURE OF	PERCENT
OWNER	BENEFICIAL OWNER(1)	OF CLASS(2)

Richard H. Bryant	292,318(3)	7.2%

Peter Laurie	121,799 (4)	3.0%

Roger Sexton	73,082	1.9%

Jeffrey M. Barnett	-	-

Thomas Chambers	-	-

Richard M. Kelleher	-	-

George W. Pittman	-	-

Colin Stacey	-	-

David Wiederecht	- (5)	-

Christopher Anderson	-	-

GEIPPP	10,961,916 (6)	75.0%
3001 Summer Street
Stamford, CT 06904

Crown	730,794 (7)	15.6%
1900 – 1874 Scarth Street
Regina, SK S4P 4B3 Canada

All directors and officers as a group (10 persons)	487,199 (8)	11.8%
_________________________
* Indicates less than one (1) percent

(1)	This table excludes certain restricted warrants to purchase Preferred Shares held by Messrs. Bryant, Laurie and Sexton and Crown. Such securities have been excluded from this table because the conditions that permit the right to exercise and/or convert such securities cannot be satisfied within 60 days of April 5, 2005. In the Schedule 13D filed by the GE Entities, the GE Entities have included securities that contain similar restrictions as beneficially owned by GEIPPP and, as a result, such securities are included in this table for GEIPPP. For a detailed description of the excluded securities, please see “Item 1 – Description of Business.”

(2)	Based on an aggregate 3,945,835 Preferred Shares issued and outstanding as of April 5, 2005.
(3)	Includes 137,884 Preferred Shares issuable pursuant to an investment agreement that may be purchased at any time.
(4)	Includes 57,452 Preferred Shares issuable pursuant to an investment agreement that may be purchased at any time.
(5)	Mr. Wiederecht is employed by GEAM, the general partner of GEIPPP. Mr. Wiederecht expressly disclaims beneficial ownership of the securities of the Company beneficially owned by GEIPPP.
(6)	As a result of the Inter-Shareholder Agreement, the GE Entities have filed a Schedule 13D with several amendments that include the Preferred Shares beneficially owned by Crown and certain members of the Company’s management, even though the GE Entities disclaim beneficial ownership of such shares. The amount reported in this Schedule 13D includes 14,615,888 Preferred Shares of which 10,961,916 are held directly by GEIPPP.
(7)	Includes 730,794 Preferred Shares issuable upon the exercise of warrants that are immediately exercisable.
(8)	Includes 195,336 Preferred Shares issuable pursuant to the Inter-Company Shareholder Agreement that may be purchased at any time.

                   Other than disclosed elsewhere in this report, the Company is not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as of December 26, 2004
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	556,500	$5.93	611,000
Equity compensation plans not approved by security holders	0	$
Total	556,500	$5.93	611,000

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

December Refinancing

Background to Refinancing

                   On December 17, 2004, the Company completed a refinancing of the Company, including the negotiation of a new CDN $5,000,000 12% senior loan through Crown Capital Partners, a Canadian mezzanine investment manager, as agent for Crown.

                   As part of this refinancing, the Company arranged to defer and secure equity conversion with respect to more than $10,100,000 of current debt owed to its senior secured creditor and principal shareholder, GEIPPP. GEIPPP agreed to defer and subordinate its $3,900,000 notes. GEIPPP also agreed to convert its $5,000,000 notes, together with accrued interest, into 3,653,972 Preferred Shares. Each one Preferred Share will be convertible into three Common Shares at a conversion price of CDN $0.667 per Share. Three executive officers of the Company, Messrs. Bryant, Laurie and Sexton, also concurrently unconditionally agreed to acquire a 10% interest in the equity of the Company for CDN $265,000.

                   The transactions have resulted in a substantial dilution of the current equity, all as described below.

Transactions with GEIPPP

                   In consideration for the surrender of $3,900,000 of the existing notes, the surrender of $5,000,000 of the existing notes and the waiver of $1,208,811 of accrued interest on these notes the Company issued $4,203,879 of new notes (the “Senior Notes”), 3,653,972 Preferred Shares and a warrant to purchase 1,750,000 Common Shares (the “GEIPPP Warrant”). The Senior Notes bear interest at 14%, which accrues until payments commence in March 2007, except in certain circumstances, and are fully repayable on December 17, 2009. The Preferred Shares accrue a cumulative annual dividend of 6%, payable only when the Crown debt and Senior Notes are repaid in full. The Preferred Shares are redeemable at the Company’s option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. Unless redeemed earlier, the Preferred Shares automatically convertible, subject to the Company achieving an EBITDA target of $3,500,000, at the rate of three Common Shares for every Preferred Share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 per share. By these transactions, the Company postponed the due date on the remaining balance of $4,203,879 from September 2005 until December 2009 in exchange for equity securities representing, on a fully converted basis, approximately 53% of the new total outstanding, and a higher coupon on the debt component.

Transactions with Crown

                   Prior to the transactions described herein, the Company had no business relationship with Crown or any affiliates thereof. The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN$5,000,000 ($4,066,000). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN$40,000 ($33,000) commence in December 2006, rising to CDN$60,000 ($49,000) in December 2007 and CDN$100,000 ($81,000) in December 2008, with the balance of CDN$2,600,000 ($2,100,800) repayable by December 17, 2009. In connection with the loan, Crown received a first secured position over all of the Company’s assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 Common Shares and 730,794 Preferred Shares, representing 15% of the outstanding shares of both classes of shares of the Company. Crown also received warrants to purchase an additional 350,000 Common Shares, exercisable for a period of 10 years at a price of CDN $0.667, to allow Crown to avoid dilution should GEIPPP exercise the GEIPPP Warrant.

Transactions with Management

                   Concurrently with the above transactions, the Company entered into an agreement with Messrs. Bryant, Laurie and Sexton, whereby they have committed to purchase for CDN$265,000, over a period of 18 months, 932,867 Common Shares and 487,196 Preferred Shares, representing 10% of the outstanding shares of both classes of stock of the Company. They have made an initial payment of CDN$115,000 (US$92,920) and only receive share ownership in respect of fully paid securities. In connection with this purchase, these executives have also been issued a warrant for the purchase of an additional 5% of both classes of stock for CDN$132,500, exercisable no sooner than 30 days and no later than 90 days after a change of control of the Company, or on January 3, 2010, provided that all senior debt owed to GEIPPP shall have paid in full at such date. Employment agreements entered into with each of these executives which provide for them to participate, subject to continuing service with the Company, in a special bonus of CDN $132,500 to be shared among themselves upon a change of control of the Company, or on January 3, 2010, again provided that all senior debt owed to GEIPPP shall have paid in full at such date. Messrs. Bryant, Laurie and Sexton also received warrants to purchase an additional 233,333 Common Shares, exercisable for a period of 10 years at a price of CDN $0.667, to allow them to avoid dilution should GEIPPP exercise the GEIPPP Warrant.

Agreements between Investors

                   In connection with the refinancing, GEIPPP and Crown entered into an inter-creditor agreement, which establishes the seniority of the Crown security and the subordination of the GEIPPP security over the assets of the Company.

                   GEIPPP, Crown and Messrs. Bryant, Laurie and Sexton entered into the Inter-Shareholder Agreement. Under this agreement, all parties agree to appoint GEIPPP nominees, one Crown nominee and one management nominee to the Board. Additionally the parties have agreed conditions and entitlements associated with the sale or transfer of their shares.

                   Investors in $661,171 of 8% convertible, subordinated notes of the Company issued in 2000 (“Delphi Investors”) have agreed to the amendment of their notes such that the coupon will be increased to 9.25% and repayment will be scheduled to re-commence in March 2007.

                   Other than as described above and elsewhere in this report, the Company is not aware of any material interest, direct or indirect, of any shareholder who holds more than 5% of the Company’s voting securities, any proposed nominee for election as a director, any director or officer of the Company or subsidiary of the Company or any associate, affiliate or family member of any of the foregoing, in any transaction which has been entered into since the commencement of the Company’s most recent completed financial year or in any proposed transaction which, in either case, has materially affected or will materially affect the Company or any of its subsidiaries.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

                   Fees billed by Pannell Kerr Forster Worldwide, for professional services totaled CDN $97,000 for the year ended December 26, 2004 and CDN $86,700 for the year ended December 28, 2003, including fees associated with the annual audit, reviews of quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements for such financial years.

Audit-Related Fees

                   Fees for audit-related services totaled $Nil for the year ended December 26, 2004. Audit-related fees incurred for the year ended December 28, 2003 were $Nil.

Tax Fees

                   Fees for tax compliance, tax advice and tax planning, which included fees for review of the Company’s consolidated federal income tax return, totaled CDN $6,000 for the year ended December 26, 2004 and CDN $7,850 for the year ended December 28, 2003.

All Other Fees

                   No fees were billed by Pannell Kerr Forster Worldwide, for professional services rendered during the years ended December 26, 2004 and December 28, 2003 other than those specified above.

                   The Audit Committee pre-approves audit engagement terms and fees prior to the commencement of any audit work, other than that which may be necessary for the independent auditor to prepare the proposed audit approach, scope and fee estimates. The independent auditors annually submit a written proposal that details all audit and audit related services. Audit fees are fixed and contained in the proposal, and the Audit Committee reviews the nature and dollar value of services provided under such proposal. Any revisions to such proposal after the engagement has begun are reviewed and pre-approved by the Audit Committee.

                   There were no fees in 2004 that were not pre-approved by the Audit Committee. All services described above under the captions “Audit Fees,” “Audit Related Fees” and “Tax Fees” were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

                   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEPHANT & CASTLE GROUP INC.

/s/ Richard Bryant
Date:	May 10, 2005
Richard Bryant
Chief Executive Officer and President

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Bryant	Chairman, Chief Executive Officer and President	May 10, 2005
Richard Bryant	(principal executive officer)

/s/ Roger Sexton	Vice President, Finance and Chief Financial Officer	May 10, 2005
Roger Sexton	(principal financial and accounting officer)

	Director	May 10, 2005
Jeffrey Barnett

/s/ George Pittman	Director	May 10, 2005
George Pittman

/s/ David Wiederecht	Director	May 10, 2005
David Wiederecht

	Director	May 10, 2005
Colin Stacey

	Director	May 10, 2005
Richard Kelleher

/s/ Thomas Chambers	Director	May 10, 2005
Thomas Chambers

/s/ Christopher Anderson	Director	May 10, 2005
Christopher Anderson

EXHIBIT INDEX

Exhibit

3.1	Certificate of Incorporation and Certificate of Name Change of Registrant*
3.2	Articles of Association of Registrant*
3.3	Certificate of Amalgamation, dated May 1, 1990, The Elephant and Castle Canada Inc.*
3.4	Resolution to increase the authorized share capital of Registrant******
3.5	Amendment to Articles of Association of Registrant, dated March 23, 2000*******
3.6	Memorandum of Agreement dated October 19, 1999 between the Company and a shareholder group relative to governance of the Corporation*******
4.1	Form of certificate evidencing shares of Common Stock*
4.2	Form of Underwriter’s Warrant Agreement between Registrant and the Underwriter*
4.3	Form of Convertible Subordinated Note issued in Delphi Financing*****
4.4	Form of Noteholders Warrant issued in Delphi Financing*****
4.5	Form of amended Noteholder Warrant issued on renegotiation of Delphi Financing*******
4.6	Form of certificate evidencing shares of Common Stock, amended March 27, 2000*******
10.1	Bank Loan Agreement, dated September 13, 1990, with Toronto Dominion Bank*
10.2	Letter Agreement dated June 26, 1991, regarding expansion of facilities at Edmonton Eaton Centre food court relocation*
10.3	Retailer Application dated May 23, 1992, and Specimen Agreement for Alberta Lotteries and Alberta Gaming Control*
10.4	License Agreement dated July 9, 1992, with Servomation Inc. relating to B.C. Place Stadium*
10.5	Restaurant lease dated November 10, 1992,with Shilo Management Corporation, relating to the Shilo Inn, Yuma, Arizona*
10.6	Letter Agreement, with Shilo Management Corporation relating to Shilo Hotel, Pomona, California*
10.7	Restaurant Lease Agreement with Holiday Inns of Canada, Ltd., relating to Holiday Inn Crowne Plaza at Winnipeg, Manitoba**
10.8	Restaurant Lease Agreement relating to Holiday Inn, Philadelphia, Pennsylvania***
10.9	Abstract of Restaurant Lease relating to Holiday Inn, San Diego Lease****
10.10	Revised Lease Abstract of Restaurant Lease relating to Canadian Rainforest Restaurants, Inc. (Yorkdale)*****
10.11	Revised Lease Abstract of Restaurant Lease relating to Canadian Rainforest Restaurants, Inc.(Montreal)*****
10.12	Revised Lease Abstract of Canadian Rainforest Restaurants, Inc.(Burnaby, B.C.)*****
10.13	Lease Abstract of Elephant & Castle Group, Inc.(Edmonton)*****
10.14	Lease Abstract of Canadian Rainforest Restaurants, Inc., (Scarborough, Ont.)*******
10.15	Lease Abstract of Elephant & Castle Group, Inc. (Franklin Mills, Pennsylvania)*******
10.16	Abstract of Canadian Niagara Hotels sub-franchise *******
10.17	Abstract of Holiday Inns Hotels Exclusivity Agreement re: franchise facilities*******
10.18	Form of Franchise Agreement for Alamo Grill*******
10.19	Form of Franchise Agreement for Elephant & Castle*******
10.20	Lease Abstract of Elephant366 & Castle Group, Inc. (Chicago, Illinois)********
10.21	Operating Agreement of BC Restaurants, LLC*********
10.22	Member Control Agreement of BC Restaurants, LLC*********
10.23	Management Agreement with E & C San Francisco, LLC*********
10.24	License Agreement with Elephant & Castle International, Inc.*********
10.25	Agreement with Elephant & Castle International, Inc.*********
10.26	Lease Abstract of Elephant & Castle Group, Inc. (San Francisco, California)*********
10.27	Lease Abstract of Elephant & Castle Group, Inc.(Washington, D.C.)**********
10.28	Lease Abstract of Elephant & Castle Group, Inc. (Chicago, East Huron Street, IL) **********
21.1	List of Subsidiaries****
24.1	Irrevocable Consents and Power of Attorney on Form F-X*
31.1	Section 302 Certification of Chief Executive Officer - December 26, 2004
31.2	Section 302 Certification of Chief Financial Officer - December 26, 2004

32.1	Section 906 Certification of Chief Executive Officer - December 26, 2004
32.2	Section 906 Certification of Chief Financial Officer - December 26, 2004
99.1	Canadian Declaration as of May 11, 1990, claiming the trade name “The Elephant and Castle”*
99.2	Filing receipt dated February 5, 1993, for US service mark application “E&C”*
99.3	Filing receipt dated February 5, 1993, for US service mark “Elephant Mug”*
_________________________
*	Incorporated by reference from the Exhibits filed with the Company’s Registration Statement on Form SB-2 (Registration No. 33-60612) Modification of the numbering of the exhibits is in accordance with Item 601 of Registration S-B
**	Filed with Registrant’s 10-KSB for the Fiscal Year ended December 31, 1993
***	Filed with Registrant’s 10KSB for the Fiscal Year Ended December 31, 1994
****	Filed with Registrant’s 10-KSB/A for Fiscal Year Ended December 31, 1996
*****	Filed with Registrant’s 10-K for Fiscal Year Ended December 27, 1998
******	Filed with Registrant’s 8-K dated December 8, 1999
*******	Filed with Registrant’s 10-K dated December 27, 1999
********	Filed with Registrant’s 10-K dated December 31, 2000
*********	Filed with Registrant’s 10-K dated December 29, 2002
**********	Filed with the Registrant’s 10-K dated December 26, 2004