Form 10-Q
period 2005-03-27
ELEPHANT & CASTLE GROUP INC
filed 2005-05-11
CIK 899849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(604) 684-6451
(Registrant’s telephone number, including area code)

_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 ☒  Yes  ☐  No

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
  ☐  Yes  ☒  No

As of March 27, 2005, 5,644,411 common shares of the registrant were issued and outstanding.

ELEPHANT & CASTLE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2005

NOTE REGARDING FORWARD–LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify the forward-looking statement’s by Elephant & Castle Group Inc.’s (the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to changes in economic conditions, consumer tastes and lifestyle, government regulations, fluctuating commodity prices, behaviour of existing and new competitor companies and other risks and uncertainties discussed in this quarterly report and in the Company’s annual report on Form 10-K.

Although the Company believes that expectations reflected in these forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
US Dollars
(In Thousands of Dollars)

	March 27,	December 26,
	2005	2004
	(Unaudited)	(audited)
ASSETS (Note 5(b))
Current
Cash	$2,277	$3,981
Accounts Receivable	267	423
Inventory	341	354
Deposits and Prepaid Expenses	2,255	664
Pre-Opening Costs	104	-
Total Current Assets	5,244	5,422

Property, Plant and Equipment	5,238	5,469
Future Income Tax Benefits	2,255	2,250
Other Assets	1,956	2,023

Total Assets	$14,693	$15,164

LIABILITIES
Current
Accounts Payable and Accrued Liabilities	$2,494	$2,535
Current Portion of Long-Term Debt	10	20
Total Current Liabilities	2,504	2,555

Long-Term Debt (Note 5)	15,523	15,242
Other Liabilities	106	9
Total Liabilities	18,133	17,806

SHAREHOLDERS' EQUITY (DEFICIT)
Common Shares	13,005	12,999
Contributed Surplus	1,282	1,282
Cumulative Translation Adjustment	(880)	(880)
Deficit	(16,847)	(16,043)
Total Shareholders' Equity (Deficit)	(3,440)	(2,642)

Total Liabilities and Shareholders' Equity (Deficit)	$14,693	$15,164

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Operations
US Dollars
(In Thousands of Dollars, Except Net Income/(Loss) Per Share)
(Unaudited)

		US $
		Thirteen Weeks Ended
		March 27,	March 28,
		2005	2004

	SALES
	Corporate Locations	$6,875	$6,511
	Franchisor Owned Restaurants	97	116

	Total Sales	6,972	6,627

	RESTAURANT EXPENSES
	Food and Beverage Costs	1,885	1,823
	Restaurant Operating Expenses
	Labour	2,214	2,071
	Occupancy and Other	1,823	1,682
	Amortization	318	393
		6,240	5,969

	INCOME FROM RESTAURANT OPERATIONS	732	658

	GENERAL AND ADMINISTRATIVE EXPENSES	745	665

	IMPAIRMENT OF LONG-LIVED ASSETS (Note 4)	-	147

	LOSS/(GAIN) ON FOREIGN EXCHANGE	91	2

	INTEREST ON LONG-TERM DEBT	653	125

	INCOME/(LOSS) BEFORE INCOME TAXES	(757)	(281)

	INCOME TAX	47	17

	NET INCOME/(LOSS) FOR THE PERIOD	$(804)	$(298)

Weighted Number of shares outstanding	Basic	5,636,911	5,196,554
	Diluted

	Basic	($0.14)	($0.06)
	Diluted

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
US Dollars
(In Thousands of Dollars)
(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 28,
	2005	2004

OPERATING ACTIVITIES

NET INCOME/(LOSS)	$(804)	$(298)
Add: Items not involving cash -
Amortization	318	393
Loss (Gain) on Foreign Exchange	91	2
Impairment of Long-Lived Assets	-	147
Non-Cash Interest	357	55
Other	(2)	164
	(40)	463

CHANGES IN NON-CASH WORKING CAPITAL
Accounts Receivable	156	2
Inventory	13	34
Deposits and Prepaid Expenses	(1,591)	(63)
Accounts Payable and Accrued Liabilities	(41)	(424)
	(1,463)	(451)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,503)	12

INVESTING ACTIVITIES
Acquisition of Fixed Assets	(92)	(65)
Acquisition of Other Assets, including pre-
opening costs	(104)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(196)	(65)

FINANCING ACTIVITIES
Repayment of Capital Leases	(5)	(10)
Repayment of Long-Term Debt	0	(39)
	(5)	(49)

(DECREASE) IN CASH DURING PERIOD	(1,704)	(102)

CASH AT BEGINNING OF PERIOD	3,981	410

CASH AT END OF PERIOD	$2,277	$308

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity (Deficit)
US Dollars
(In Thousands of Dollars)
(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 28,
	2005	2004

Balance at Beginning of Period	$(2,642)	$2,470

Net income/(loss)	(804)	(298)
issuance of Share Capital	6	36

Balance at End of Period	$(3,440)	$2,208

See notes to financial statements

Notes to Consolidated Financial Statements
Thirteen Weeks Ended March 27, 2005 and March 28, 2004
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

This change in functional and reporting currency has been adopted because:

(a)
Over the past 2 years, the Company has focused on growing its operations in the US, while selectively closing non-core Canadian locations as the leases of those locations have expired. In the current reporting period, 67% of Income from Restaurant Operations originated in the US.

(b)	The Company’s shares are traded in US Dollars on the Over-The Counter Bulletin Board (the “OTCBB”).

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 26, 2004 Form 10-K.

In the opinion of the Company’s management, these interim financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 27, 2005 and the consolidated results of operations, the consolidated statement of shareholders’ equity (deficit) and cash flow for the thirteen weeks then ended. The results of operations for the interim period are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period’s presentation.
3.	FRANCHISES

Royalties receivable from franchised locations are included in sales.

4.	IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with the recommendations of the CICA, the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

The lease of the Company’s restaurant in Saskatoon, SK, expires in November 2005, and the discounted value of the cash flows expected from this store until that time was US $147,000 lower than the net book value of the associated fixed assets as at March 28, 2004.

Accordingly, the Company reduced the net book value of these assets by recording a US $147,000 charge for the Impairment of Long Lived Assets in the first quarter of 2004.

5.	FINANCING STRUCTURE

On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN $5,000 (US $4,066) for the purposes of opening new Elephant & Castle restaurants, and refurbishing existing Elephant & Castle restaurants. In addition, the structure of the Company’s pre-existing debt and equity were substantially altered, as described below.

(a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

In consideration for the surrender of US $3,900 of the existing Senior Notes, the surrender of US $5,000 of the existing Junior Notes and the waiver of US $1,209 of accrued interest on these Notes the Company issued US $4,204 of new Secured 14% Notes, 3,653,972 of CDN $2 (US $1.63) preferred shares and a warrant to purchase 1,750,000 shares of common stock. The Secured Notes bear interest at 14%, which is deferred until payments commence in March, 2007, except in certain circumstances, and are fully repayable on December 18, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Life Insurance Company (“Crown”) and the GEIPPPII Secured 14% Notes are repaid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US $3,500, at the rate of 3 shares of common stock for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN $0.667 (US $0.542) per share.

(b) Transactions with Crown

The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN $5,000 (US $4,066). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN $40 (US $33) commence in December 2006, rising to CDN $60 (US $49) in December 2007 and CDN $100 (US $81) in December 2008, with the balance of CDN $2,600 (US $2,114) repayable by December 17, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 shares of common stock of the Company and 730,794 preferred shares of the Company for one hundred Canadian dollars, representing 15% of the outstanding shares of both classes of stock of the Company and a further warrant to purchase 350,000 shares of common stock. These further warrants are exercisable for a period of ten years at a price of CDN $0.667 (US $0.542) per share.

(c) Transactions with Management

The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN $265 (US $215), over a period of 18 months, 699,534 common shares and 487,196 preferred shares, representing 10% of the outstanding shares of both classes of stock of the Company. Management has made an initial payment of CDN $115 (US $93). In connection with this purchase, Management have also been issued a warrant for the purchase of an additional 5% of both classes of stock for CDN $133 (US $108).

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

Investors holding 87% of the US $661 of 8% convertible, subordinated notes of the Company issued in 2000 ("Delphi Investors") have agreed to the amendment of their notes such that the coupon will be increased to 9.25% and repayment will be scheduled to recommence in March, 2007. The remaining Delphi Investors, representing US $85 of 8% convertible, subordinated notes have not agreed to the amendment.

(e) Accounting treatment of Preferred Shares

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

(f) Prior years’ accounting treatment of GEIPPPII junior notes

For the thirteen weeks ended March 28, 2004, the GEIPPPII Junior Notes were recorded as an equity instrument.

For the twelve month period ended June 30, 2002, the Company did not achieve the EBITDA target required to convert the first tranche of Junior Notes into common shares. It did, however, achieve 67% of the target, and therefore would still have been able to convert both the first and second tranche of Junior Notes into equity, if the Company had met 100% of its EBITDA target for the twelve months ending June 30, 2003. Achievement of 80% of EBITDA target for the twelve months ending June 30, 2003 would have allowed the Company to convert two thirds of the second tranche of Junior Notes into equity, but the Company would have lost the ability to convert any of the first tranche.

For the twelve month period ended June 29, 2003, the Company achieved less than 67% of the original EBITDA target. Under the terms of the original agreement, this would have required the Company to reclassify the first two tranches as a debt instrument.

The Company, however, reached an agreement with GEIPPPII to modify the terms of the Junior Notes, such that the test for mandatory conversion of all four tranches was dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the Junior Notes was required for the thirteen week period ended March 28, 2004.

6.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”)

Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and US earnings is as follows (the reader is referred to the Company’s Form 10-K for the Year Ended December 26, 2004, as filed with the United States Securities and Exchange Commission):

Reconciliation of total assets, liabilities and shareholders’ equity (deficit):

In thousands of US dollars
	March 27,	Dec 26,
	2005	2004

Total assets for Canadian GAAP	14,693	15,164

Less proportional share of San Francisco JV assets	(202)	(211)
Add investment in San Francisco JV	200	177
Less pre-opening costs	(104)	0
Less additional amortization on leasehold improvements	(373	(378)
Less deferred finance costs	(1,887)	(1,876)

Total assets for US GAAP	12,327	12,876

Total liabilities per Canadian GAAP	18,133	17,806

Less proportional share of San Francisco JV liabilities	(2)	(34)
Less deferred finance costs	(1,887)	(1,876)

Total liabilities for US GAAP	16,244	15,896

Total equity (deficit) for Canadian GAAP	(3,440)	(2,642)

Less pre-opening costs	(104)	0
Less additional amortization on leasehold improvements	(373)	(378)

Total equity (deficit) for US GAAP	(3,917)	(3,020)

Total equity & liabilities for US GAAP	12,327	12,876

For Canadian GAAP purposes, the Company uses the proportionate method of consolidation to record its one-third ownership stake in the joint venture Elephant & Castle restaurant in San Francisco, CA. For US GAAP purposes these amounts would have been recorded as single line entries representing income from joint venture and investment in joint venture.

For Canadian GAAP purposes, pre-opening costs are recorded as a balance sheet item until the new store to which they relate is open for trading. These costs are then amortized over a 12 month period. For US GAAP purposes, such costs are charged to income as they are incurred.

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

For the year ended December 28, 2003 Canadian GAAP treated convertible debt (Junior Notes) as equity if the debt was convertible into Common Shares of the Company at the option of the issuer. For US GAAP purposes these amounts were reclassified as a liability. 50% of the interest relating to these Junior Notes was in the form of dividend for Canadian GAAP, which would be interest expense for US GAAP.

(b) Reconciliation of income (loss) reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,		Thirteen weeks ended
except net income/(loss) per share		March 27,	March 28,
		2005	2004

Net Income/(Loss) - Canada		$(804)	$(298)

Adjustments:
Amortization of leasehold
improvement costs		5	4
Pre-opening costs		(104)	45
Dividends on paid-in capital		-	(82)
Net Income/(Loss) - United States		(903)	(331)

Net Income/(Loss) per Common Share

Canada	Basic	($0.14)	($0.06)

United States	Basic	($0.16)	($0.06)

Weighted Average Number of Common
Shares Outstanding:	Basic	5,636,911	5,196,554

(c) Reconciliation statement of cash flows reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,	Thirteen weeks ended
	March 27,	March 28,
	2005	2004

Net Cash Provided by (Used in) Operating Activities - Canada	$(1,503)	$(12)

Less proportional share of San Francisco JV	(10)	31

Net Cash Provided by (Used in) Operating Activities - US	(1,513)	19

Investing activities (Same for Canada and US)	(196)	(65)
Financing activities (Same for Canada and US)	(5)	(49)

(Decrease in cash during the period - US	(1,714)	(95)

Cash at beginning of period - Canada	3,981	410
Less proportional share of San Francisco JV	(10)	(15)

Cash at beginning of period - US	3,971	395

Cash at end of period - Canada	2,277	308
Less proportional share of San Francisco JV	(20)	(8)

Cash at end of period - US	2,257	300

(d) Reconciliation statement of Shareholders’ Equity (Deficit) reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,	Thirteen weeks ended
	March 27,	March 28,
	2005	2004

Opening Shareholders' Equity (Deficit) - Canada	$(2,642)	$2,470
Convertible notes, debt under US GAAP	0	(5,516)
Amortization of improvement costs	(378)	(384)
Pre-opening costs expensed under US GAAP	0	(45)
Gain/loss on translation of convertible notes,	0	(1,008)
using period end rate for US GAAP
Opening Shareholders' Equity (Deficit) - US	(3,020)	(4,483)

Net Income (Loss) - Canada	(804)	(298)
Amortization of leasehold improvement costs	5	4
Pre-opening costs	(104)	45
Dividends on paid-in capital	0	(82)
Gain/loss on translation of convertible notes,	0	0
using period end rate for US GAAP
Net Income (Loss) - US	(903)	(331)

Issuance of Share Capital - Canada and US	6	36

Closing Shareholders' Equity (Deficit) - Canada	$(3,440)	$2,208
Convertible notes, debt under US GAAP	0	(5,597)
Amortization of improvement costs	(373)	(380)
Pre-opening costs expensed under US GAAP	(104)	0
Gain/loss on translation of convertible notes,	0	(1,008)
using period end rate for US GAAP
Closing Shareholders' Equity (Deficit) - US	(3,917)	(4,777)

7.	SUBSEQUENT EVENTS

(a) Management share purchases

On April 4, 2005, in accordance with the agreements dated December 17, 2004 (Note 5), Management purchased additional common shares and preferred shares.

Messrs. Bryant and Laurie purchased a further 1/6 of their remaining commitment, in line with the agreement dated December 17, 2004 (Note 5). Mr. Sexton elected to purchase all of his remaining commitment.

Common shares and preferred shares purchased by management on April 4, 2005 were as follows:

	Amount	Common	Preferred
	Paid	Shares	Shares
	US $000	Purchased	Purchased

Rick Bryant	15	39,596	27,579
Peter Laurie	6	16,498	11,491
Roger Sexton	23	59,394	41,368

	44	115,488	80,438

(b) Termination of lease for Victoria, BC location

In 2004, the Company agreed an extension for the lease of its restaurant in Victoria, BC. The extension was for 5 years, but with a landlord’s option to terminate on December 31, 2005, provided that notice was given before 30 June, 2005.

In April 2005, the Company received a lease termination notice from the landlord, and will vacate the premises on December 31, 2005.

The Company reviewed the need to record a charge for Impairment of Long-Lived Assets (note 4) and determined that the expected cash flows from this location up to closure exceed the book value of its Long-Lived Assets. Accordingly, no further charge for Impairment of Long-Lived Assets is required at this time.

The Company anticipates an asset write-down of US $116 when the restaurant closes.

(c) Opening of new store in Chicago

On May 2, 2005, the Company commenced trading at its second corporate store in Chicago, IL located at 160 East Huron Street.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

Overview

               The Company owns, operates and franchises casual full service brand name restaurants in Canada and the United States. Its principal brand is “Elephant and Castle”.

               Revenues are generated from two main sources:

-	Food and beverage sales from Company owned and operated (Corporate) stores; and

-	Franchise fees and other franchise income.

               The casual dining industry is highly competitive. Profitability is susceptible to changes in economic conditions, consumer taste and lifestyle, government regulations, and fluctuating commodity prices.

               The Company focuses on four key areas which are the main drivers of its profitability:

(a)	Sales growth from comparable restaurants.

(b)	Operating costs and margins in Corporate restaurants.

(c)	Development of new Corporate restaurants in order to expand the Company’s earnings base.

(d)	Control of general and administrative expenses.

Thirteen Weeks Ended March 27, 2005 vs. Thirteen Weeks Ended March 28, 2004

               During the thirteen weeks ended March 27, 2005, the Company has seen strong comparable store sales and profit growth from its US operations, reflecting improved operational standards and a strengthening US economy. Comparisons with available market data suggest that the Company’s growth in comparable US store sales has exceeded the average for the casual dining sector by approximately 3% for the thirteen weeks ended March 27, 2005 and by approximately 7% for the 12 months to March 27, 2005. Canadian store performance during the same period was mixed.

               During the thirteen weeks ended March 27, 2005, the Company commenced construction of two new Corporate restaurants – a second restaurant in Chicago, IL, and the Company’s first restaurant in Washington, DC.

               The Company presents its consolidated financial statements in Canadian GAAP, and provides reconciliations to US GAAP where required.

               With effect from the reporting period ended March 28, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company's functional and reporting currency was the Canadian Dollar.

Sales

               Sales increased during the thirteen weeks ended March 27, 2005 to US $6,972,000 from US $6,627,000 in 2004. Easter, which was in the first quarter of the current year, but in the second quarter of 2004, adversely impacted sales. In contrast, the timing of St. Patrick’s Day (Thursday) this year was beneficial to sales. The year on year increase in sales of US $345,000 comprises:

US $
Increase in sales from same US stores (+5.3%)	166,000
Decrease in sales from same Canadian stores (-1.7%)	(59,000)
Consolidation of CDN sales at higher exchange rate	236,000
Share of sales from new store in San Francisco	10,000
Changes in other income	(8,000)

Total change in sales versus 2004	345,000

               For the five US Corporate locations open throughout both periods, sales for the 2005 period were US $3,297,000 , which represents an increase of 5.3% compared to the prior year. Four out of five US same stores show year on year growth. San Diego sales grew +5.6% versus 2004, representing two year growth of +36.4%, reflecting continuing high hotel occupancy and local events. Philadelphia (+9.1%), Boston (+7.2%), and Chicago (+3.7%) have also shown consistent growth. Only Seattle (-1.5%) has performed below last year.

               For the ten Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the thirteen weeks ended March 27, 2005 totaled CDN $4,206,000 and were down -1.7% compared to the thirteen weeks ended March 28, 2004. Four of the ten stores (Winnipeg +21.2%; Toronto Yonge St. +12.0%; Victoria +8.3%; Ottawa +6.0%) showed year on year sales increases. The continuing hockey lockout has had a negative impact on Rosie’s on Robson (-23.0%) and Edmonton Whyte Ave (-12.4%); both locations being heavily patronized by sports fans.

Net Income/Loss

               For the thirteen weeks ended March 27, 2005, the Company generated a net loss of US $804,000 compared to a net loss of US $298,000 for the thirteen week period in 2004. The current year loss includes a loss on foreign exchange of US $91,000 (2004 = loss of US $2,000), and interest costs of US $653,000 (2004 = US $125,000) reflecting the Company’s new funding structure. The prior year loss includes a charge of US $147,000 for the impairment of long-lived assets, (Current year = US $Nil). Losses per share for the current period were US $0.14, versus a loss per share of US $0.06 in 2004. The weighted average number of shares outstanding increased from 5,196,554 in 2004 to 5,636,911 for the current year, reflecting the sale and issue of shares in connection with the Company’s new funding structure, and the issue of 15,000 shares to directors.

Income from Restaurant Operations

               The Company generated income from restaurant operations of US $732,000 compared to US $658,000 for 2004. The increase versus 2004 of US $74,000 comprises:

US $
Increase in income from same US stores	78,000
Decline in income from same Canadian stores	(22,000)
Impact of foreign exchange	15,000
Income from new store in San Francisco	42,000
Changes in other income	(39,000)

Total change in income versus 2004	74,000

Same store performance

               The following tables show same store sales and profit performance for US and Canadian stores (in local currency):

US same stores (US$000)
	2005	% of sales	2004	% of sales

SALES	3,297		3,131

RESTAURANT EXPENSES
Food and Beverage Costs	829	25.1%	797	25.5%
Restaurant Operating Expenses
Labour	1,069	32.4%	1,001	32.0%
Occupancy and Other	783	23.7%	756	24.1%
Amortization	165	5.0%	207	6.6%
Loss on Asset Disposal	3	0.1%	0	0.0%

	2,849	86.4%	2,761	88.2%

INCOME FROM RESTAURANT OPERATIONS	448	13.6%	370	11.8%

CDN same stores (CDN$000)
	2005	% of sales	2004	% of sales

SALES	4,206		4,279

RESTAURANT EXPENSES
Food and Beverage Costs	1,251	29.7%	1,307	30.5%
Restaurant Operating Expenses
Labour	1,327	31.6%	1,335	31.2%
Occupancy and Other	1,225	29.1%	1,167	27.3%
Amortization	137	3.3%	178	4.2%

	3,940	93.7%	3,987	93.2%

INCOME FROM RESTAURANT OPERATIONS	266	6.3%	292	6.8%

Food and Beverage Costs

               Overall, food and beverage costs, as a percentage of sales, decreased to 27.0% for the thirteen weeks ended March 27, 2005, compared to 27.5% for the thirteen weeks ended March 28, 2004.

               Food costs improved reflecting some softening of commodity prices, and the menu price increase implemented by the Company in June 2004.

Labour and Benefits Costs

               Labour and benefits increased from 31.3% of sales in 2004 to 31.8% in the current period.

               Higher costs in same US stores reflect increased wages and benefit rates, and management changes in Seattle.

               Higher costs in same Canadian stores reflect broadly flat sales and the minimum wage increases in Ontario and Manitoba.

Occupancy and Other Operating Costs

               Occupancy and other operating expenses as a percentage of sales increased to 26.2% from 25.4% in same period last year, largely driven by Canadian store performance.

               Lower percentage costs in same US stores reflect higher volumes.

Amortization Expense

               Amortization costs decreased to 4.6% of sales for the current period from 5.9% last year.

               The reduction in same US store amortization as a percentage of sales reflects higher sales, and the drop-off of US $45,000 pre-opening cost amortization which was included in the first quarter of 2004 (2005 = US $Nil).

               Lower amortization as a percentage of sales in Canadian same stores reflects reduced current year amortization in the two stores where an asset impairment charge was booked in 2004.

General and Administrative Costs

               General and administrative costs are 10.7% for both 2005 and 2004. Costs increased from $665,000 in 2004 to $745,000 in the current period. This reflects conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. The US $80,000 increase versus 2004 comprises:

US $
Exchange rate applied to Vancouver office costs	(129,000)
Increase in costs of Vancouver office	(14,000)
Decrease in costs of San Antonio office, closed Q4 2004	63,000

Total increase in G&A costs vs 2004	(80,000)

Impairment of Long-Lived Assets

               In accordance with the recommendations of the CICA, the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

               Handbook section 3063 is effective for years beginning on or after April 1, 2003, and accordingly the Company was required to adopt the section in the first quarter of 2004.

               The lease of the Company’s restaurant in Saskatoon, SK, expires in November 2005, and the discounted value of the cash flows expected from this store from March 29, 2004 until that time were US $147,000 lower than the net book value of the associated fixed assets as at March 28, 2004.

               The lease of the Company’s restaurant in Calgary, AB, expires in August 2005, and the discounted value of the cash flows expected from this store from March 27, 2005 until that time were US $52,000 lower than the net book value of the associated fixed assets as at March 27, 2005.

               Accordingly, the Company reduced the net book value of these assets by recording a US $147,000 charge for the Impairment of Long Lived Assets in the first quarter of 2004, and a further US $52,000 in the fourth quarter of 2004.

               Handbook section 3063 requires that the Company test the value of its long-lived assets annually, or whenever events or changes in circumstances indicate that carrying values may not be recoverable.

               In 2004, the Company agreed an extension for the lease of its restaurant in Victoria, BC. The extension was for 5 years, but with a landlord’s option to terminate on December 31, 2005, provided that notice was given before 30 June, 2005.

               In April 2005, the Company received a lease termination notice from the landlord, and will vacate the premises on December 31, 2005.

               The Company reviewed the need to record a charge for impairment of long-lived assets and determined that the expected cash flows from this location up to closure exceed the book value of its long-lived assets. Accordingly, no further charge for impairment of long-lived assets is required at this time.

               The Company anticipates an asset write-down of US $116 when the Victoria restaurant closes.

               The Company has agreed to extend the lease of its store in Calgary, AB until December 31, 2005. A review of the cash flows expected from this store until its closure show that no further charge for impairment of long-lived assets is required at this time.

               The Company anticipates an asset write-down of US $48 when the Calgary restaurant closes.

Gain (loss) on foreign exchange

               For the thirteen weeks ended March 27, 2005, the Company recorded a loss on foreign exchange of US $91,000 (2004 = Loss of US $2,000). The loss in the current year reflects the impact of a stronger Canadian dollar on the value of Canadian dollar debt when converted into US dollars.

Interest on Long Term Debt

               Interest on long term debt was US $653,000 for the thirteen weeks ended March 27, 2005, compared to US $125,000 in 2004. The increase is attributable to the interest cost associated with the Company’s new funding structure agreed in December 2004.

Income/Loss Before Taxes

               The Company generated a loss before income taxes of US $757,000 for the thirteen weeks ended March 27, 2005 compared to a loss of US $281,000 for 2004. The current year loss includes a loss on foreign exchange of US $91,000 (2004 = loss of US $2,000), and interest costs of US $653,000 (2004 = US $125,000) reflecting the Company’s new funding structure. The prior year loss includes a charge of US $147,000 for the impairment of long-lived assets, (Current year = US $Nil).

Income Taxes

               The Company recorded income taxes of US $47,000 for the thirteen weeks ended March 27, 2005 (2004 - US -$17,000), representing state taxes which are payable in the US.

Net Income/Loss

               For the thirteen weeks ended March 27, 2005, the Company generated a net loss of US $804,000 compared to a net loss of US $298,000 for the thirteen week period in 2004. The current year loss includes a loss on foreign exchange of US $91,000 (2004 = loss of US $2,000), and interest costs of US $653,000 (2004 = US $125,000) reflecting the Company’s new funding structure. The prior year loss includes a charge of US $147,000 for the impairment of long-lived assets, (Current year = US $Nil). Losses per share for the current period were US $0.14, versus a loss per share of US $0.06 in 2004. The weighted average number of shares outstanding increased from 5,196,554 in 2004 to 5,636,911 for the current year, reflecting the sale and issue of shares in connection with the Company’s new funding structure, and the issue of 15,000 shares to directors.

Market Risk – Foreign Exchange

               The Company’s functional and reporting currency is US dollars. The Company generates approximately CDN $2,400,000 of operating cash flow from its Canadian restaurants each year. These cash flows are generated in Canadian dollars. Offsetting this, the Company incurs approximately CDN $2,700,000 of general and administrative expenses, and approximately CDN $600,000 interest on long-term debt in Canadian dollars.

               The Company’s reported earnings are, therefore, subject to exchange rate fluctuations on the approximately CDN $900,000 net cash outflow in Canadian dollars each year.

               Also, as noted above, the Company’s reported earnings include gains/losses on foreign exchange, which largely reflect revaluation of the Company’s approximately CDN $13,000,000 of long term debt.

Critical accounting policies

(1) Impairment of long-lived assets

               In line with the recommendations of the CICA, the Company compares annually the valuation of the long-lived assets at each of its locations with the cash flows that operation is expected to generate until the end of the lease for that location, or next break option if earlier.

               Where asset valuations exceed expected cash flows, an impairment charge, representing the difference between the asset valuation and the discounted value of expected future cash flows, is made.

               If the Company becomes aware of a material change in circumstances between annual comparisons, the Company reviews the need for further impairment charges on a quarterly basis.

               The Company conducted a full review for the year ended December 26, 2004 and concluded that:

               (a) The Saskatoon, MB location which is due to close at the end of its lease in November 2005 will not generate positive cash flows during 2005. Accordingly, an asset impairment charge of US $147,000 was recorded, representing the full valuation of assets at this location.

               (b) The Calgary, AB location which was due to close at the end of its lease in September 2005, would generate cash flows during the remainder of its lease lower than the valuation of its long lived assets. Accordingly, an impairment charge of US $42,000 was recorded.

               (c) The expected future cash flows from all other locations exceeded the valuation of long lived assets at those locations.

Subsequent to this review, the Company has become aware of changes of circumstances in two stores:

               (a) The Company has agreed a temporary extension of the lease of its Calgary, AB store until December 31, 2005. The store will generate positive cash flows during this lease extension. The Company has no plans to further extend this lease beyond December 31, 2005.

               (b) In April 2005, the Company received notification from the landlord of its location in Victoria, BC, that the landlord will exercise its option to terminate the Company's lease on December 31, 2005.

               The Company has reviewed the need for further impairment charges as at March 27, 2005 and has concluded that:

               (a) The asset valuation of its Saskatoon location is fully covered by the impairment charge recorded in the year ended December 31, 2004. Accordingly no further charge is or will be required in respect of this location.

               (b) The remaining asset valuation of the Calgary, AB location is in line with the expected cash flows from this location up to the agreed closure date of December 31, 2005. A further asset write down of US$48 is anticipated when the store closes.

               (c) Cash flows expected from the Victoria location until its closure on December 31, 2005 exceed the valuation of its assets, so no impairment provision is required at this time. An asset write down of US $116,000 is anticipated when the store closes.

(2) Future income taxes

               The Company has calculated, as at March 27, 2005, the following values for future income tax benefits:

               (a) Non-capital loss carry forwards -

US $000		FIT	Valuation		FIT
	Losses	Benefit	Allowance		Asset
US operations	9,002	3,269	(1,635)	50%	1,634
CDN operations	1,127	417	(208)	50%	209
Group functions	4,518	1,387	(1,387)	100%	0

	14,647	5,073	(3,230)		1,843

               (b) Fixed asset values for tax purposes in excess of book values -

US $000	FIT	Valuation		FIT
	Benefit	Allowance		Asset
US operations	417	(209)	50%	210
CDN operations	407	(204)	50%	203
Group functions	0	0	100%	0

	824	(412)		412

               The Company has applied 50% valuation allowances against both its US and Canadian operations. The Company considers these valuation allowances to be appropriate. The Company has applied a 100% valuation allowance against its Group function, since at current business volumes this entity does to generate taxable profits.

               In addition, the Company has US $8,019,000 of net capital losses, against which a 100% valuation allowance has been applied.

               Summary of future income tax asset as at March 27, 2005 -

US $000	FIT	Valuation	FIT
	Benefit	Allowance	Asset
Tax benefit of non-capital loss carry forwards	5,073	(3,230)	1,843
Tax benefit of capital loss carry forwards	1,154	(1,154)	0
Fixed asset values for tax purposes in excess of book values	824	(412)	412

	7,051	(4,796)	2,255

SELECTED FINANCIAL INFORMATION

- 8 quarter history

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
CDN GAAP	Quarter ended:				ended
	3/27/2005	12/26/2004	9/26/2004	6/27/2004	3/27/2005

Net Sales	$6,972	$7,499	$7,294	$6,782	$28,547

Income (loss) from Restaurant Operations	$732	$1,016	$785	$459	$2,992

Per share	$0.13	$0.19	$0.15	$0.09	$0.56
Diluted per share	$0.06	$0.12	$0.10	$0.06	$0.34

Earnings (loss) before income taxes	$(757)	$(66)	$(27)	$(336)	$(1,186)

Per share	$(0.13)	$(0.01)	$(0.01)	$(0.06)	$(0.22)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Net income (loss)	$(804)	$(202)	$(35)	$(353)	$(1,394)

Per share	$(0.14)	$(0.04)	$(0.01)	$(0.07)	$(0.26)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Total assets	$14,693	$15,164	$9,768	$9,713	$14,693
Shareholders' equity (deficit)	$(3,440)	$(2,642)	$1,819	$1,855	$(3,440)
Long term debt	$15,533	$15,262	$4,633	$4,683	$15,533

Cash dividend per share	$-	$-	$-	$-	$-

Weighted Average Shares	5,636,911	5,289,049	5,246,504	5,246,504	5,354,742

Fully diluted weighted average shares	12,112,223	8,165,190	7,700,248	7,700,248	8,919,477

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
CDN GAAP	Quarter ended:				ended
	3/28/2004	12/28/2003	9/28/2003	6/29/2003	3/28/2004

Net Sales	$6,627	$7,115	$6,649	$6,756	$27,147

Income (loss) from Restaurant Operations	$658	$786	$553	$737	$2,734

Per share	$0.13	$0.15	$0.11	$0.14	$0.53
Diluted per share	$0.09	$0.10	$0.07	$0.09	$0.34

Earnings (loss) before income taxes	$(281)	$(54)	$(225)	$240	$(320)

Per share	$(0.05)	$(0.01)	$(0.04)	$0.05	$(0.06)
Diluted per share	n/a	n/a	n/a	$0.03	n/a

Net income (loss)	$(298)	$108	$(276)	$223	$(243)

Per share	$(0.06)	$0.02	$(0.05)	$0.04	$(0.05)
Diluted per share	n/a	$0.01	n/a	$0.03	n/a

Total assets	$10,098	$10,677	$10,687	$11,220	$10,098
Shareholders' equity (deficit)	$2,208	$2,470	$2,300	$2,637	$2,208
Long term debt	$4,734	$4,622	$4,661	$4,823	$4,734

Cash dividend per share	$-	$-	$-	$-	$-

Weighted Average Shares	5,196,554	5,159,104	5,171,604	5,159,604	5,171,716.5

Fully diluted weighted average shares	7,650,298	7,612,848	8,494,098	8,482,098	8,059,835.5

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
US GAAP	Quarter ended:				ended
	3/27/2005	12/26/2004	9/26/2004	6/27/2004	3/27/2005

Net Sales	$6,828	$7,339	$7,151	$6,632	$27,951

Income (loss) from Restaurant Operations	$631	$953	$775	$459	$2,818

Per share	$0.12	$0.18	$0.15	$0.09	$0.54
Diluted per share	$0.08	$0.12	$0.10	$0.06	$0.36

Earnings (loss) before income taxes	$(856)	$1,026	$(112)	$(412)	$(354)

Per share	$(0.15)	$0.19	$(0.02)	$(0.08)	$(0.07)
Diluted per share	n/a	$0.13	n/a	n/a	n/a

Net income (loss)	$(903)	$890	$(120)	$(429)	$(562)

Per share	$(0.16)	$0.17	$(0.02)	$(0.08)	$(0.10)
Diluted per share	n/a	$0.11	n/a	n/a	n/a

Total assets	$12,327	$12,876	$9,229	$9,240	$12,327
Shareholders' equity (deficit)	$(3,917)	$(3,020)	$(5,333)	$(5,202)	$(3,917)
Long term debt	$13,646	$13,386	$10,262	$10,284	$13,646

Cash dividend per share	$-	$-	$-	$-	$-

Weighted average shares	5,289,049	5,246,504	5,246,504	5,196,554	5,244,507

Fully diluted weighted average shares	8,165,190	7,700,248	7,700,248	7,650,298	7,802,309

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
US GAAP	Quarter ended:				ended
	3/28/2004	12/28/2003	9/28/2003	6/29/2003	3/28/2004

Net Sales	$6,493	$6,974	$6,497	$6,593	$26,558

Income (loss) from Restaurant Operations	$558	$870	$556	$727	$2,710

Per share	$0.11	$0.17	$0.11	$0.14	$0.52
Diluted per share	$0.07	$0.10	$0.07	$0.09	$0.33

Earnings (loss) before income taxes	$(314)	$(1,590)	$(297)	$153	$(2,048)

Per share	$(0.06)	$(0.31)	$(0.06)	$0.03	$(0.40)
Diluted per share	n/a	n/a	n/a	$0.02	n/a

Net income (loss)	$(331)	$(1,428)	$(348)	$136	$(1,971)

Per share	$(0.06)	$(0.28)	$(0.07)	$0.03	$(0.38)
Diluted per share	n/a	n/a	n/a	$0.02	n/a

Total assets	$9,656	$9,982	$10,087	$10,607	$9,656
Shareholders' equity (deficit)	$(4,777)	$(4,483)	$(3,193)	$(2,874)	$(4,777)
Long term debt	$10,279	$10,920	$9,944	$10,094	$10,279

Cash dividend per share	$-	$-	$-	$-	$-

Weighted average shares	5,159,104	5,171,604	5,159,604	5,156,604	5,163,271

Fully diluted weighted average shares	7,612,848	8,494,098	8,482,098	8,479,098	8,268,577.5

Seasonality

The fourth quarter of each calendar year continues to be the Company’s strongest trading period, reflecting high volumes during the Holiday season.

Seasonal trends have remained broadly constant over the past two years.

The third and fourth quarters of 2004 showed an encouraging improvement in sales and profitability, mainly reflecting double digit same store sales growth in the US. This trend continued during the first quarter of 2005, albeit with more modest sales growth.

Total assets and long-term financial liabilities both increased in the fourth quarter of 2004, reflecting the Company’s new funding agreements.

Liquidity and Capital Resources

               On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN $5,000,000 (US $4,066,000) for the purposes of opening new Elephant & Castle restaurants, and refurbishing existing Elephant & Castle restaurants.

               As at March 27, 2005 the Company had invested US $2,140,000 in the building of its two new restaurants in Chicago, IL and Washington, DC, both of which are scheduled for Spring 2005 openings.

               The Company’s remaining cash balance as at March 27, 2005 was US $2,277,000. This balance will allow the Company to complete the building of these two stores, to continue on its planned refurbishment and expansion program, and to maintain current operations.

               As a result of the new funding arrangements, the structure of the Company’s pre-existing debt and equity were substantially altered, as described below.

(a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

In consideration for the surrender of US $3,900,000 of the existing Senior Notes, the surrender of US $5,000,000 of the existing Junior Notes and the waiver of US $1,209,000 of accrued interest on these Notes the Company issued US $4,204,000 of new Secured 14% Notes, 3,653,972 of CDN $2 (US $1.63) preferred shares and a warrant to purchase 1,750,000 shares of common stock. The Secured Notes bear interest at 14%, which is deferred until payments commence in March, 2007, except in certain circumstances, and are fully repayable on December 18, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Life Insurance Company (“Crown”) and the GEIPPPII Secured 14% Notes are repaid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US $3,500,000, at the rate of 3 shares of common stock for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN $0.667 (US $0.542) per share.

(b) Transactions with Crown

The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN $5,000,000 (US $4,066,000). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN $40,000 (US $33,000) commence in December, 2006, rising to CDN $60,000 (US $49,000) in December 2007 and CDN $100,000 (US $81,000) in December 2008, with the balance of CDN $2,600,000 (US $2,114,000) repayable by 17th December, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 shares of common stock of the Company and 730,794 preferred shares of the Company for one hundred Canadian dollars, representing 15% of the outstanding shares of both classes of stock of the Company and a further warrant to purchase 350,000 shares of common stock. These further warrants are exercisable for a period of ten years at a price of CDN $0.667 (US $0.542) per share.

(c) Transactions with Management

The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN $265,000 (US $215,000), over a period of 18 months, 699,534 common shares and 487,196 preferred shares, representing 10% of the outstanding shares of both classes of stock of the Company. Management has made an initial payment of CDN $115,000 (US $93,000). In connection with this purchase, Management have also been issued a warrant for the purchase of an additional 5% of both classes of stock for CDN $133,000 (US $108,000).

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

Investors holding 87% of the US $661,000 of 8% convertible, subordinated notes of the Company issued in 2000 ("Delphi Investors") have agreed to the amendment of their notes such that the coupon will be increased to 9.25% and repayment will be scheduled to recommence in March, 2007. The remaining Delphi Investors, representing US $85,000 of 8% convertible, subordinated notes have not agreed to the amendment.

(e) Accounting treatment of Preferred Shares

Holders of Preferred Shares, Series A, have the ability to require redemption of their shares at a future date, and at a predetermined price. In accordance with CICA handbook sections 3860.20 and 3860.22 and with EIC 149, the Preferred Shares, Series A, have been recorded as long term debt at CDN $2 (US $1.63) per share, with dividends earned on the shares recorded as interest expense. In addition, redemption premiums accrued from date of issue have been added to long term debt. All warrants issued for the purchase of preferred shares are treated as a liability. Accordingly, no stock based compensation expense was recorded for the issue of these warrants.

(f) Prior years’ accounting treatment of GEIPPPII junior notes

For the thirteen weeks ended March 28, 2004, the GEIPPPII Junior Notes were recorded as an equity instrument.

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

The Company, however, reached an agreement with GEIPPPII to modify the terms of the Junior Notes, such that the test for mandatory conversion of all four tranches was dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the Junior Notes was required for the thirteen week period ended March 28, 2004.

Off-Balance Sheet Arrangements

At March 27, 2005, the Company did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in foreign currency exchange risks. The Company’s borrowings are at fixed interest rates, so the Company is not significantly exposed to changes in interest rates.

Market Risk – Foreign Exchange

The Company’s functional and reporting currency is US dollars. The Company generates approximately CDN $2,400,000 of operating cash flow from its Canadian restaurants each year. These cash flows are generated in Canadian dollars. Offsetting this, the Company incurs approximately CDN $2,700,000 of general and administrative expenses, and approximately CDN $600,000 interest on long-term debt in Canadian dollars.

The Company’s reported earnings are, therefore, subject to exchange rate fluctuations on the approximately CDN $900,000 net cash outflow in Canadian dollars each year.

Also, the Company’s reported earnings include gains/losses on foreign exchange, which largely reflect revaluation of the Company’s approximately CDN $13,000,000 of long term debt.

Item 4 – Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief

Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”).

During the quarter ended March 27, 2005, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

               From time to time lawsuits are filed against the Company in the ordinary course of business. The Company is not currently a party to any litigation which would, if adversely determined, have a material adverse effect on the Company or its business and is not aware of any such threatened litigation.

               A Canadian subsidiary of the Company has received notices of reassessment from Canada Revenue Agency (“CRA”) involving a further demand from the CRA for CDN $209,000 (US $155,000) relating to disputes concerning construction allowances dating back to 1984. The Company disputes the additional taxes, but maintains a provision for the entire disputed balance of CDN $209,000 (US $155,000)claimed by the CRA.

Item 2 – Unregistered sales of equity securities and use of proceeds

               None

Item 3 – Defaults upon Senior Securities

               None

Item 4 – Submission of matters to a vote of Security Holders

               None

PART II – OTHER INFORMATION (Continued)

Item 5 – Other Information

               None

Item 6 – Exhibits

               Exhibits

               (1) The following exhibits are filed herewith:

Exhibit No.

3.1	Certificate of Incorporation and Certificate of Name Change of Registrant*
3.2	Articles of Association of Registrant*
3.3	Certificate of Amalgamation, dated May 1, 1990, The Elephant and Castle Canada Inc.*
3.4	Resolution to increase the authorized share capital of Registrant******
3.5	Amendment to Articles of Association of Registrant, dated March 23, 2000*******
3.6	Memorandum of Agreement dated October 19, 1999 between the Company and a shareholder group relative to governance of the Corporation*******
4.1	Form of certificate evidencing shares of Common Stock*
4.2	Form of Underwriter’s Warrant Agreement between Registrant and the Underwriter*
4.3	Form of Convertible Subordinated Note issued in Delphi Financing*****
4.4	Form of Noteholders Warrant issued in Delphi Financing*****
4.5	Form of amended Noteholder Warrant issued on renegotiation of Delphi Financing*******
4.6	Form of certificate evidencing shares of Common Stock, amended March 27, 2000*******
10.1	Bank Loan Agreement, dated September 13, 1990, with Toronto Dominion Bank*
10.2	Letter Agreement dated June 26, 1991, regarding expansion of facilities at Edmonton Eaton Centre food court relocation*
10.3	Retailer Application dated May 23, 1992, and Specimen Agreement for Alberta Lotteries and Alberta Gaming Control*
10.4	License Agreement dated July 9, 1992, with Servomation Inc. relating to B.C. Place Stadium*
10.5	Restaurant lease dated November 10, 1992,with Shilo Management Corporation, relating to the Shilo Inn, Yuma, Arizona*
10.6	Letter Agreement, with Shilo Management Corporation relating to Shilo Hotel, Pomona, California*
10.7	Restaurant Lease Agreement with Holiday Inns of Canada, Ltd., relating to Holiday Inn Crowne Plaza at Winnipeg, Manitoba**
10.8	Restaurant Lease Agreement relating to Holiday Inn, Philadelphia, Pennsylvania***
10.9	Abstract of Restaurant Lease relating to Holiday Inn, San Diego Lease****
10.10	Revised Lease Abstract of Restaurant Lease relating to Canadian Rainforest Restaurants, Inc. (Yorkdale)*****
10.11	Revised Lease Abstract of Restaurant Lease relating to Canadian Rainforest Restaurants, Inc.(Montreal)*****
10.12	Revised Lease Abstract of Canadian Rainforest Restaurants, Inc.(Burnaby, B.C.)*****
10.13	Lease Abstract of Elephant & Castle Group, Inc.(Edmonton)*****
10.14	Lease Abstract of Canadian Rainforest Restaurants, Inc., (Scarborough, Ont.)*******
10.15	Lease Abstract of Elephant & Castle Group, Inc. (Franklin Mills, Pennsylvania)*******
10.16	Abstract of Canadian Niagara Hotels sub-franchise *******
10.17	Abstract of Holiday Inns Hotels Exclusivity Agreement re: franchise facilities*******
10.18	Form of Franchise Agreement for Alamo Grill*******
10.19	Form of Franchise Agreement for Elephant & Castle*******
10.20	Lease Abstract of Elephant & Castle Group, Inc. (Chicago, Illinois)********

10.21	Operating Agreement of BC Restaurants, LLC*********
10.22	Member Control Agreement of BC Restaurants, LLC*********
10.23	Management Agreement with E & C San Francisco, LLC*********
10.24	License Agreement with Elephant & Castle International, Inc.*********
10.25	Agreement with Elephant & Castle International, Inc.*********
10.26	Lease Abstract of Elephant & Castle Group, Inc. (San Francisco, California)*********
10.27	Lease Abstract of Elephant & Castle Group, Inc.(Washington, D.C.)**********
10.28	Lease Abstract of Elephant & Castle Group, Inc. (Chicago, East Huron Street, IL) **********
21.1	List of Subsidiaries****
24.1	Irrevocable Consents and Power of Attorney on Form F-X*
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Canadian Declaration as of May 11, 1990, claiming the trade name “The Elephant and Castle”*
99.2	Filing receipt dated February 5, 1993, for US service mark application “E&C”*
99.3	Filing receipt dated February 5, 1993, for US service mark “Elephant Mug”*

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

SIGNATURES

               In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elephant & Castle Group Inc.

Date: May 11, 2005	/s/ Richard Bryant
Chairman of the Board,
Chief Executive Officer and President
(principal executive officer)

Date: May 11, 2005	/s/ Roger Sexton
Chief Financial Officer
(principal financial officer)