Form 10-Q
period 2005-06-26
ELEPHANT & CASTLE GROUP INC
filed 2005-08-05
CIK 899849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 33-60612

ELEPHANT & CASTLE GROUP INC.
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA, CANADA	NOT APPLICABLE
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 1200, 1190 Hornby Street, Vancouver, BC, Canada	V6Z 2K5
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (604) 684-6451

______________________________________
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

As of June 26, 2005, 5,759,899 common shares of the registrant were issued and outstanding.

ELEPHANT & CASTLE GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
JUNE 26, 2005

TABLE OF CONTENTS

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

PART I – FINANCIAL INFORMATION
(Unless otherwise indicated, all amounts in this quarterly report are in US dollars)

Item 1 – Financial Statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
US Dollars
(In Thousands of Dollars)

	June 26,	December 26,
	2005	2004
	(Unaudited)	(audited)
ASSETS (Note 5(b))
Current
Cash	$884	$3,981
Accounts Receivable	459	423
Inventory	391	354
Deposits and Prepaid Expenses	132	664
Pre-Opening Costs	399	-
Total Current Assets	2,265	5,422

Property, Plant and Equipment	8,590	5,469
Future Income Tax Benefits	2,250	2,250
Other Assets	2,003	2,023

Total Assets	$15,108	$15,164

LIABILITIES
Current
Accounts Payable and Accrued Liabilities	$3,215	$2,535
Current Portion of Long-Term Debt	8	20
Total Current Liabilities	3,223	2,555

Long-Term Debt (Note 5)	15,679	15,242
Other Liabilities	200	9
Total Liabilities	19,102	17,806

SHAREHOLDERS' EQUITY (DEFICIT)
Common Shares	13,061	12,999
Contributed Surplus	1,282	1,282
Cumulative Translation Adjustment	(880)	(880)
Deficit	(17,457)	(16,043)
Total Shareholders' Equity (Deficit)	(3,994)	(2,642)

Total Liabilities and Shareholders' Equity (Deficit)	$15,108	$15,164

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Operations
US Dollars
(In Thousands of Dollars, Except Net Income/(Loss) Per Share)
(Unaudited)

		US $		US $
		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		June 26,	June 27,	June 26,	June 27,
		2005	2004	2005	2004

SALES
Corporate Locations		$7,922	$6,670	$14,798	$13,181
Revenue from Franchises		159	112	256	228

Total Sales		8,081	6,782	15,053	13,409

RESTAURANT EXPENSES
Food and Beverage Costs		2,133	1,870	4,018	3,692
Restaurant Operating Expenses
Labour		2,605	2,234	4,819	4,305
Occupancy and Other		2,070	1,845	3,894	3,527
Amortization		442	374	760	767
		7,250	6,323	13,491	12,291

INCOME FROM RESTAURANT OPERATIONS		831	459	1,562	1,118

GENERAL AND ADMINISTRATIVE EXPENSES		797	688	1,542	1,353

IMPAIRMENT OF LONG-LIVED ASSETS (Note 4)		-	-	-	147

LOSS/(GAIN) ON FOREIGN EXCHANGE		(26)	(13)	65	(11)

INTEREST ON LONG-TERM DEBT		654	120	1,307	245

(LOSS) BEFORE INCOME TAXES		(594)	(336)	(1,352)	(616)

INCOME TAX		17	17	64	35

NET (LOSS) FOR THE PERIOD		$(611)	$(353)	$(1,416)	$(651)

Weighted average number of shares outstanding	Basic	5,702,155	5,246,504	5,677,907	5,221,529
	Diluted	12,177,467	6,299,254	12,153,219	6,274,279

Net Income/(Loss) per share	Basic	($0.11)	($0.07)	($0.25)	($0.12)
	Diluted

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
US Dollars
(In Thousands of Dollars)
(Unaudited)

	Twenty-Six Weeks Ended
	June 26,	June 27,
	2005	2004

OPERATING ACTIVITIES

NET (LOSS)	$(1,416)	$(651)
Add: Items not involving cash -
Amortization	760	767
Loss (Gain) on Foreign Exchange	65	(11)
Impairment of Long-Lived Assets	-	147
Non-Cash Interest	711	110
Other	(123)	166
	(3)	528

CHANGES IN NON-CASH WORKING CAPITAL
Accounts Receivable	(36)	41
Inventory	(37)	(20)
Deposits and Prepaid Expenses	532	(34)
Accounts Payable and Accrued Liabilities	680	(405)
	1,139	(418)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,136	110

INVESTING ACTIVITIES
Acquisition of Fixed Assets	(3,810)	(279)
Acquisition of Other Assets, including pre-
opening costs	(410)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,220)	(279)

FINANCING ACTIVITIES
Repayment of Capital Leases	(13)	(21)
Repayment of Long-Term Debt	0	(78)
	(13)	(99)

(DECREASE) IN CASH DURING PERIOD	(3,097)	(268)

CASH AT BEGINNING OF PERIOD	3,981	410

CASH AT END OF PERIOD	$884	$142

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity (Deficit)
US Dollars
(In Thousands of Dollars)
(Unaudited)

	Thirteen Weeks Ended
	June 26,	June 27,
	2005	2004

Balance at Beginning of Period	$(2,642)	$2,470

Net income/(loss)	(1,416)	(651)
Issuance of Share Capital	62	36
Other	3

Balance at End of Period	$(3,993)	$1,854

See notes to financial statements

Notes to Consolidated Financial Statements
Twenty-Six Weeks Ended June 26, 2005 and June 27, 2004
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 26, 2004 annual report on Form 10-K.

In the opinion of the Company’s management, these interim financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 26, 2005 and the consolidated results of operations, the consolidated statement of shareholders’ equity (deficit) and cash flow for the twenty-six weeks then ended. The results of operations for the interim period are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period’s presentation.

3. FRANCHISES

Royalties receivable from franchised locations are shown as a separate line item within sales.

4. IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with the recommendations of the Canadian Institute of Chartered Accountants (“CICA”), the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

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

In 2004, the Company agreed an extension for the lease of its restaurant in Victoria, BC. The extension was for 5 years, but with a landlord’s option to terminate on December 31, 2005, provided that notice was given before June 30, 2005.

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

5. PRE-OPENING COSTS

As at June 26, 2005, the Company had incurred US $476 of pre-opening costs in relation to its new store openings in Chicago, IL (East Huron St.) and Washington DC (Pennsylvania Ave.) In accordance with Canadian GAAP, these costs will be amortized over a period of twelve months commencing from the opening date of each store.

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

(a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

In consideration for the surrender of US $3,900 of the existing senior notes (the “Senior Notes”), the surrender of US $5,000 of the existing junior notes (the “Junior Notes”, together with the Senior Notes, the “Notes”) and the waiver of US $1,209 of accrued interest on these Notes the Company issued US $4,204 of new secured 14% notes (the “Secured Notes”), 3,653,972 of CDN $2 (US $1.63) Preferred Shares, series A (“Preferred Shares”) and a warrant to purchase 1,750,000 Common Shares. The Secured Notes bear interest at 14%, which is deferred until payments commence in March, 2007, except in certain circumstances, and are fully repayable on December 18, 2009. The Preferred Shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Life Insurance Company (“Crown”) and the GEIPPPII Secured Notes are repaid in full. The Preferred Shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. Unless redeemed earlier, the Preferred Shares are automatically convertible, subject to the Company achieving an EBITDA target of US $3,500, at the rate of 3 Common Shares for every Preferred Share. The warrants are exercisable for a period of ten years at a price of CDN $0.667 (US $0.542) per share.

(b) Transactions with Crown

The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN $5,000 (US $4,066). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN $40 (US $33) commence in December 2006, rising to CDN $60 (US $49) in December 2007 and CDN $100 (US $81) in December 2008, with the balance of CDN $2,600 (US $2,114) repayable by December 17, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 Common Shares of the Company and 730,794 Preferred Shares of the Company for one hundred Canadian dollars, representing 15% of the outstanding shares of both classes of stock of the Company and a further warrant to purchase 350,000 Common Shares. These further warrants are exercisable for a period of ten years at a price of CDN $0.667 (US $0.542) per share.

6. FINANCING STRUCTURE (Continued)

(c) Transactions with Management

The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN $265 (US $215), over a period of 18 months, 699,534 Common Shares and 487,196 Preferred Shares, representing 10% of the outstanding shares of both classes of stock of the Company. Management has made an initial payment of CDN $115 (US $93). In connection with this purchase, Management have also been issued a warrant for the purchase of an additional 5% of both classes of shares for CDN $133 (US $108).

(d) Agreements between investors

GEIPPPII and Crown have entered into an inter-creditor agreement, which establishes the seniority of the Crown security and the subordination of the GEIPPPII security over the assets of the Company.

GEIPPPII, Crown and Management have entered into an inter-shareholder agreement. Under this agreement all parties agree to appoint two GEIPPPII nominees, one Crown nominee and one management nominee to the board of directors of the Company. Additionally, the parties have agreed conditions and entitlements associated with the sale or transfer of their shares.

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

(e) Accounting treatment of Preferred Shares

Holders of Preferred Shares have the ability to require redemption of their shares at a future date, and at a predetermined price. In accordance with CICA handbook sections 3860.20 and 3860.22 and with EIC 149, the Preferred Shares, Series A, have been recorded as long term debt at CDN$2 (US$1.63) per share, with dividends earned on the shares recorded as interest expense. In addition, redemption premiums accrued from date of issue have been added to long term debt. All warrants issued for the purchase of Preferred Shares are treated as a liability. Accordingly, no stock based compensation expense was recorded for the issue of these warrants.

6. FINANCING STRUCTURE (Continued)

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

The Company, however, reached an agreement with GEIPPPII to modify the terms of the Junior Notes, such that the test for mandatory conversion of all four tranches was dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the Junior Notes was required for the twenty-six week period ended June 27, 2004.

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”)

Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and US earnings is as follows (the reader is referred to the Company’s annual report on Form 10-K for the year ended December 26, 2004, as filed with the United States Securities and Exchange Commission):

Reconciliation of total assets, liabilities and shareholders’ equity (deficit):

In thousands of US dollars

	June 26,	Dec 26,
	2005	2004

Total assets for Canadian GAAP	15,108	15,164

Less proportional share of San Francisco JV assets	(188)	(211)
Add investment in San Francisco JV	151	177
Less pre-opening costs	(399)	0
Less additional amortization on leasehold improvements	(367)	(378)
Less deferred finance costs	(1,910)	(1,876)

Total assets for US GAAP	12,395	12,876

Total liabilities per Canadian GAAP	19,102	17,806

Less proportional share of San Francisco JV liabilities	(37)	(34)
Less deferred finance costs	(1,910)	(1,876)

Total liabilities for US GAAP	17,155	15,896

Total equity (deficit) for Canadian GAAP	(3,994)	(2,642)

Less pre-opening costs	(399)	0
Less additional amortization on leasehold improvements	(367)	(378)

Total equity (deficit) for US GAAP	(4,760)	(3,020)

Total equity & liabilities for US GAAP	12,395	12,876

For Canadian GAAP purposes, the Company uses the proportionate method of consolidation to record its one-third ownership stake in the joint venture Elephant & Castle restaurant in San Francisco, CA. For US GAAP purposes these amounts would have been recorded as single line entries representing income from joint venture and investment in joint venture.

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

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

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(b) Reconciliation of income (loss) reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,	Thirteen weeks ended		Twenty-six weeks ended
except net income/(loss) per share	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Net Income/(Loss) - Canadian GAAP	$ (611)	$(353)	$(1,416)	$(651)

Adjustments:
Amortization of leasehold
improvement costs	6	4	11	8
Pre-opening costs	(295)	-	(399)	45
Dividends on paid-in capital	-	(80)	-	(162)
Net Income/(Loss) - United States GAAP	(900)	(429)	(1,804)	(760)

Net Income/(Loss) per Common Share

Canada Basic	($0.11)	($0.07)	($0.25)	($0.12)
				($0.10)

United States Basic	($0.16)	($0.08)	($0.32)	($0.15)

Weighted Average Number of Common
Shares Outstanding: Basic	5,702,155	5,246,504	5,677,907	5,221,529

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(c) Reconciliation statement of cash flows reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,	Twenty-six weeks ended
	June 26,	June 27,
	2005	2004

Net Cash Provided by (Used in) Operating Activities - Canada	$1,136	$110

Less proportional share of San Francisco JV	5	11

Net Cash Provided by (Used in) Operating Activities - US	1,141	121

Investing activities (Same for Canada and US)	(4,220)	(279)
Financing activities (Same for Canada and US)	(13)	(99)

(Decrease in cash during the period - US	(3,092)	(257)

Cash at beginning of period - Canada	3,981	410
Less proportional share of San Francisco JV	(10)	(15)

Cash at beginning of period - US	3,971	395

Cash at end of period - Canada	884	141
Less proportional share of San Francisco JV	(3)	(3)

Cash at end of period - US	881	138

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(d) Reconciliation statement of Shareholders’ Equity (Deficit) reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,	Twenty-six weeks ended
	June 26,	June 27,
	2005	2004

Opening Shareholders' Equity (Deficit) - Canada	$(2,642)	$2,470
Convertible notes, debt under US GAAP	0	(5,516)
Amortization of improvement costs	(378)	(384)
Pre-opening costs expensed under US GAAP	-	(45)
Gain/loss on translation of convertible notes,
using period end rate for US GAAP	-	(1,008)

Opening Shareholders' Equity (Deficit) - US	(3,020)	(4,483)

Net Income (Loss) - Canada	(1,416)	(651)
Amortization of leasehold improvement costs	11	8
Pre-opening costs	(399)	45
Dividends on paid-in capital	-	(162)
Net Income (Loss) - US	(1,804)	(760)

Issuance of Share Capital - Canada and US	62	36

Other - Canada and US	3	-

Closing Shareholders' Equity (Deficit) - Canada	$(3,994)	$1,855
Convertible notes, debt under US GAAP	-	(5,679)
Amortization of improvement costs	(367)	(376)
Pre-opening costs expensed under US GAAP	(399)	-
Gain/loss on translation of convertible notes,
using period end rate for US GAAP	-	(1,008)
Closing Shareholders' Equity (Deficit) - US	(4,760)	(5,208)

8. SUBSEQUENT EVENTS

     (a) Management share purchases

On June 30, 2005, in accordance with the agreements dated December 17, 2004 (Note 5), Management purchased additional Common Shares and Preferred Shares.

Messrs. Bryant and Laurie purchased a further 1/6 of their remaining commitment, in line with the agreement dated December 17, 2004 (Note 5). Mr. Sexton had already purchased all of his remaining commitment on April 4, 2005.

Common Shares and Preferred Shares purchased by management on June 30, 2005 were as follows:

	Amount	Common	Preferred
	Paid	Shares	Shares
	US $000	Purchased	Purchased

Rick Bryant	15	39,596	27,579
Peter Laurie	6	16,498	11,491

	21	56,094	39,070

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

The Company focuses on four key areas which are the main drivers of its profitability:

(a)	Sales growth from comparable restaurants;
(b)	Operating costs and margins in Corporate restaurants;
(c)	Development of new Corporate restaurants in order to expand the Company’s earnings base; and
(d)	Control of general and administrative expenses.

Thirteen Weeks Ended June 26, 2005 vs. Thirteen Weeks Ended June 27, 2004

During the thirteen weeks ended June 26, 2005, the  Company saw strong comparable store sales and profit growth  from its US operations, reflecting improved operational  standards and a strengthening US economy. Comparisons with  available market data suggest that the Company’s growth in  comparable US store sales has exceeded the average for the  casual dining sector by approximately 2% for the thirteen  weeks ended June 26, 2005 and by approximately 6% for the 12  months to June 26, 2005. Canadian comparable stores also  showed an encouraging return to sales and profit growth  during the quarter.

During the thirteen weeks ended June 26, 2005, the Company opened two new Corporate restaurants – a second restaurant in Chicago, IL, and the Company’s first restaurant in Washington, DC.

The Company presents its consolidated financial statements in Canadian GAAP, and provides reconciliations to US GAAP where required.

With effect from the reporting period ended March 28,  2004, the Company denominated its functional and reporting  currency to be the US Dollar. Previously the Company's  functional and reporting currency was the Canadian Dollar.

Sales

Sales increased during the thirteen weeks ended June 26, 2005 to US $8,081,000 from US $6,782,000 in 2004. The year on year increase in sales of US $1,299,000 comprises:

US $
Increase in sales from same US stores (+6.6%)	215,000
Increase in sales from same Canadian stores (+4.5%)	164,000
Consolidation of CDN sales at higher exchange rate	317,000
Share of sales from new store in San Francisco	(12,000)
Impact of new stores (Chicago-Huron and Washington)	577,000
Changes in other income	38,000

Total change in sales versus 2004	1,299,000

For the five US Corporate locations open throughout both periods, sales for the 2005 period were US $3,453,000, which represents an increase of 6.6% compared to the prior year. Three out of five US same stores showed year on year growth. San Diego sales grew +9.3% versus 2004, representing two year growth of +37.8%, reflecting continuing high hotel occupancy and local events. Philadelphia (+10.8%) and Chicago (+10.1%)

have also shown consistent growth. However, Boston (-0.2%)and Seattle (-0.7%) performed below last year.

For the ten Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the thirteen weeks ended June 26, 2005 totaled CDN $4,663,000 and were up +4.5% compared to the thirteen weeks ended June 27, 2004. Seven of the ten stores (Toronto Yonge St. +23.3%; Winnipeg +15.1%; Ottawa +7.3%; Victoria +4.3%; Rosies +4.3%; Saskatoon +4.0%; ECC +2.4%) showed year on year sales increases. The continuing hockey lockout has had a negative impact on Edmonton Whyte Ave (-14.4%); a location being heavily patronized by sports fans.

Net Income/Loss

For the thirteen weeks ended June 26, 2005, the Company generated a net loss of US $611,000 compared to a net loss of US $353,000 for the thirteen week period in 2004. The current year loss includes a gain on foreign exchange of US $26,000 (2004 = gain of US $13,000), and interest costs of US $654,000 (2004 = US $120,000) reflecting the Company’s new funding structure. Losses per Common Share for the current period were US $(0.11), versus a loss per Common Share of US $(0.07) in 2004. The weighted average number of Common Shares outstanding increased from 5,246,504 in 2004 to 5,702,155 for the current year, reflecting the sale and issuance of Common Shares in connection with the Company’s new funding structure, the purchase of Common Shares by Management and the issuance of 15,000 Common Shares to directors.

Income from Restaurant Operations

The Company generated income from restaurant operations of US $831,000 compared to US $459,000 for 2004. The increase versus 2004 of US $372,000 comprises:

US $
Increase in income from same US stores	250,000
Increase in income from same Canadian stores	216,000
Impact of foreign exchange	29,000
Income from new store in San Francisco	(4,000)
Impact of new stores (Chicago-Huron and Washington)	(108,000)
Changes in other income	(11,000)

Total change in income versus 2004	372,000

Same store performance

The following tables show same store sales and profit performance for US and Canadian stores (in local currency):

US same stores (US$000)

	2005	% of sales	2004	% of sales

SALES	3,453		3,239

RESTAURANT EXPENSES
Food and Beverage Costs	860	24.9%	824	25.4%
Restaurant Operating Expenses
Labour	1,106	32.0%	1,094	33.8%
Occupancy and Other	841	24.4%	880	27.2%
Amortization	168	4.9%	214	6.6%
Loss on Asset Disposal	1	0.0%	0	0.0%

	2,976	86.2%	3,012	93.0%

INCOME FROM RESTAURANT OPERATIONS	477	13.8%	227	7.0%

CDN same stores (CDN$000)
	2005	% of sales	2004	% of sales

SALES	4,663		4,461

RESTAURANT EXPENSES
Food and Beverage Costs	1,360	29.2%	1,371	30.7%
Restaurant Operating Expenses
Labour	1,440	30.9%	1,462	32.8%
Occupancy and Other	1,292	27.7%	1,251	28.0%
Amortization	126	2.7%	197	4.4%
Loss on Asset Disposal	0	0.0%	0	0.0%

	4,218	90.5%	4,281	96.0%

INCOME FROM RESTAURANT OPERATIONS	445	9.5%	180	4.0%

     Canadian same store performance is reported above in Canadian dollars to eliminate the impact of foreign exchange fluctuations and to facilitate year on year comparisons.

Food and Beverage Costs

     Overall, food and beverage costs, as a percentage of sales, decreased to 26.4% for the thirteen weeks ended June 26, 2005, compared to 27.6% for the thirteen weeks ended June 27, 2004.

Food costs improved reflecting some softening of commodity prices, and improved controls over food inventory.

Labour and Benefits Costs

Labour and benefits decreased from 32.9% of sales in 2004 to 32.2% in the current period.

Same store percentages were below last year for both US and Canada.

Occupancy and Other Operating Costs

Occupancy and other operating expenses as a percentage of sales decreased to 25.6% from 27.2% in same period last year.

Lower percentage costs in US stores reflect higher volumes.

Amortization Expense

Amortization costs remained at 5.5% sales for both 2005 and 2004.

The reduction in same US store amortization as a percentage of sales reflects higher sales.

Lower amortization as a percentage of sales in Canadian same stores reflects reduced current year amortization in the two stores where an asset impairment charge was booked in 2004.

General and Administrative Costs

General and administrative costs decreased to 9.9% of sales from 10.1% . Costs, however, increased from $688,000 in 2004 to $797,000 in the current period. This reflects higher travel costs in support of new store openings, and the increasing cost of complying with the Sarbanes Oxley Act of 2002 and other SEC requirements. The US $109,000 increase versus 2004 comprises:

US $
Exchange rate applied to Vancouver office costs	29,000
Increase in costs of Vancouver office	(204,000)
Decrease in costs of San Antonio office, closed Q4 2004	66,000

Total increase in G&A costs vs 2004	(109,000)

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

The lease of the Company’s restaurant in Calgary, AB, expires in August 2005, and the discounted value of the cash flows expected from this store from June 26, 2005 until that time were US $52,000 lower than the net book value of the associated fixed assets as at June 26, 2005.

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

In 2004, the Company agreed to an extension for the lease of its restaurant in Victoria, BC. The extension was for 5 years, but with a landlord’s option to terminate on December 31, 2005, provided that notice was given before 30 June, 2005.

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

Gain (loss) on foreign exchange

For the thirteen weeks ended June 26, 2005, the Company recorded a gain on foreign exchange of US $26,000 (2004 = Gain of US $13,000). The gain in the current year reflects the impact of a stronger Canadian dollar on the value of Canadian dollar debt when converted into US dollars.

Interest on Long Term Debt

Interest on long term debt was US $654,000 for the thirteen weeks ended June 26, 2005, compared to US $120,000 in 2004. The increase is attributable to the interest cost associated with the Company’s new funding structure agreed in December 2004.

Income/Loss Before Taxes

The Company generated a loss before income taxes of US $594,000 for the thirteen weeks ended June 26, 2005 compared to a loss of US $336,000 for 2004. The current year loss includes a gain on foreign exchange of US $26,000 (2004 = gain of US $13,000), and interest costs of US $654,000 (2004 = US $120,000) reflecting the Company’s new funding structure.

Income Taxes

The Company recorded income taxes of US $17,000 for the thirteen weeks ended June 26, 2005 (2004 - US -$17,000), representing state taxes which are payable in the US.

Net Income/Loss

For the thirteen weeks ended June 26, 2005, the Company generated a net loss of US $612,000 compared to a net loss of US $353,000 for the thirteen week period in 2004. The current year loss includes a gain on foreign exchange of US $26,000 (2004 = gain of US $13,000), and interest costs of US $654,000 (2004 = US $120,000) reflecting the Company’s new funding structure. Losses per Common Share for the current period were US $(0.11), versus a loss per Common Share of US $(0.07) in 2004. The weighted average number of Common Shares outstanding increased from 5,246,504 in 2004 to 5,702,155 for the current year, reflecting the sale and issuance of Common Shares in connection with the Company’s new funding structure, purchase of Common Shares by Management, and the issuance of 15,000 Common Shares to directors.

Twenty-six Weeks Ended June 26, 2005 vs. Twenty-six Weeks Ended June 27, 2004

During the twenty-six weeks ended June 26, 2005, the Company saw strong comparable store sales and profit growth from its US operations, reflecting improved operational standards and a strengthening US economy. Comparisons with available market data suggest that the Company’s growth in comparable US store sales has exceeded the average for the casual dining sector by approximately 2% for the twenty-six weeks ended June 26, 2005 and by approximately 6% for the 12 months to June 26, 2005. Canadian same store performance was mixed during the first quarter, but showed an encouraging return to sales and profit growth during the second quarter.

During the twenty-six weeks ended June 26, 2005, the Company opened two new Corporate restaurants – a second restaurant in Chicago, IL, and the Company’s first restaurant in Washington, DC.

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

Sales

Sales increased during the twenty-six weeks ended June 26, 2005 to US $15,053,000 from US $13,409,000 in 2004. The year on year increase in sales of US $1,644,000 comprises:

US $
Increase in sales from same US stores (+ 6.0%)	380,000
Increase in sales from same Canadian stores (+1.5%)	105,000
Consolidation of CDN sales at higher exchange rate	553,000
Share of sales from new store in San Francisco	(2,000)
Impact of new stores (Chicago-Huron and Washington)	577,000
Changes in other income	31,000

Total change in sales versus 2004	1,644,000

For the five US Corporate locations open throughout both periods, sales for the 2005 period were US $6,750,000, which represents an increase of 6.0% compared to the prior year. Four out of five US same stores showed year on year growth. San Diego sales grew +7.4% versus 2004, representing two year growth of +35.9%, reflecting continuing high hotel occupancy and local events. Philadelphia (+10.0%), Boston (+3.4%), and Chicago (+7.0%) have also shown consistent growth. Seattle (-1.1%) performed below last year.

For the ten Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the twenty-six weeks ended June 26, 2005 totaled CDN $8,869,000 and were up 1.5% compared to the twenty-six weeks ended June 27, 2004. Four of the ten stores (Winnipeg +18.1%; Toronto Yonge St. +17.7%; Ottawa +6.6%; Victoria +5.7%) showed year on year sales increases. The continuing hockey lockout has had a negative impact on Rosie’s on Robson (-8.5%) and Edmonton Whyte Ave (-13.6%); both locations being heavily patronized by sports fans.

Net Income/Loss

For the twenty-six weeks ended June 26, 2005, the Company generated a net loss of US $1,416,000 compared to a net loss of US $651,000 for the twenty-six week period in 2004. The current year loss includes a loss on foreign exchange of US $65,000 (2004 = gain of US $11,000), and interest costs of US $1,307,000 (2004 = US $245,000) reflecting the Company’s new funding structure. The prior year loss includes a charge of US $147,000 for the impairment of long-lived assets, (Current year = US $Nil). Losses per common share for the current period were US $(0.25), versus a loss per common share of US $(0.12) in 2004. The weighted average number of common shares outstanding increased from 5,221,529 in 2004 to 5,677,907 for the current year, reflecting the sale and issuance of common shares in connection with the Company’s new funding structure, purchase of common shares by Management, and the issuance of 15,000 common shares to directors.

Income from Restaurant Operations

The Company generated income from restaurant operations of US $1,562,000 compared to US $1,118,000 for 2004. The increase versus 2004 of US $444,000 comprises:

US $
Increase in income from same US stores	328,000
Increase in income from same Canadian stores	194,000
Impact of foreign exchange	44,000
Income from new store in San Francisco	38,000
Impact of new stores (Chicago-Huron and Washington)	-108,000
Changes in other income	-52,000

Total change in income versus 2004	444,000

Same store performance

The following tables show same store sales and profit performance for US and Canadian stores (in local currency):

US same stores (US$000)
	2005	% of sales	2004	% of sales

SALES	6,750		6,370

RESTAURANT EXPENSES
Food and Beverage Costs	1,689	25.0%	1,621	25.4%
Restaurant Operating Expenses
Labour	2,175	32.2%	2,095	32.9%
Occupancy and Other	1,624	24.1%	1,636	25.7%
Amortization	333	4.9%	421	6.6%
Loss on Asset Disposal	4	0.1%	0	0.0%

	5,825	86.3%	5,773	90.6%

INCOME FROM RESTAURANT OPERATIONS	925	13.7%	597	9.4%

CDN same stores (CDN$000)
	2005	% of sales	2004	% of sales

SALES	8,869		8,740

RESTAURANT EXPENSES
Food and Beverage Costs	2,611	29.4%	2,678	30.6%
Restaurant Operating Expenses
Labour	2,767	31.2%	2,797	32.0%
Occupancy and Other	2,517	28.4%	2,418	27.7%
Amortization	263	3.0%	375	4.3%

	8,158	92.0%	8,268	94.6%

INCOME FROM RESTAURANT OPERATIONS	711	8.0%	472	5.4%

Canadian same store performance is reported above in Canadian dollars to eliminate the impact of foreign exchange fluctuations and to facilitate year on year comparisons.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, decreased to 26.7% for the twenty-six weeks ended June 26, 2005, compared to 27.5% for the twenty-six weeks ended June 27, 2004.

Food costs improved reflecting some softening of commodity prices, and improved controls over food inventory.

Labour and Benefits Costs

Labour and benefits increased from 32.0% of sales in 2004 to 32.1% in the current period.

Same store percentages were below last year for both US and Canada.

Higher overall costs reflect start-up staffing costs in the two new US stores.

Occupancy and Other Operating Costs

Occupancy and other operating expenses as a percentage of sales decreased to 25.9% from 26.3% in same period last year.

Lower percentage costs in same US stores reflect higher volumes.

Amortization Expense

Amortization costs decreased to 5.0% of sales for the current period from 5.7% last year.

The reduction in same US store amortization as a percentage of sales reflects higher sales.

Lower amortization as a percentage of sales in Canadian same stores reflects reduced current year amortization in the two stores where an asset impairment charge was booked in 2004.

General and Administrative Costs

General and administrative costs were 10.2% of sales for 2005 and 10.1% for 2004. Costs increased from $1,353,000 in 2004 to $1,542,000 in the current period. This reflects conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year and additional travel costs in support of new store openings, and the increasing cost of complying with the Sarbanes Oxley Act of 2002 and other SEC requirements. The US $189,000 increase versus 2004 comprises:

US $
Exchange rate applied to Vancouver office costs	(100,000)
Increase in costs of Vancouver office	(218,000)
Decrease in costs of San Antonio office, closed Q4 2004	129,000

Total increase in G&A costs vs 2004	(189,000)

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

The lease of the Company’s restaurant in Calgary, AB, expires in August 2005, and the discounted value of the cash flows expected from this store from June 26, 2005 until that time were US $52,000 lower than the net book value of the associated fixed assets as at June 26, 2005.

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

In 2004, the Company agreed to an extension for the lease of its restaurant in Victoria, BC. The extension was for 5 years, but with a landlord’s option to terminate on December 31, 2005, provided that notice was given before 30 June, 2005.

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

Gain (loss) on foreign exchange

For the twenty-six weeks ended June 26, 2005, the Company recorded a loss on foreign exchange of US $65,000 (2004 = gain of US $11,000). The loss in the current year reflects the impact of a stronger Canadian dollar on the value of Canadian dollar debt when converted into US dollars.

Interest on Long Term Debt

Interest on long term debt was US $1,307,000 for the twenty-six weeks ended June 26, 2005, compared to US $245,000 in 2004. The increase is attributable to the interest cost associated with the Company’s new funding structure agreed in December 2004.

Income/Loss Before Taxes

The Company generated a loss before income taxes of US $1,352,000 for the twenty-six weeks ended June 26, 2005 compared to a loss of US $616,000 for 2004. The current year loss includes a loss on foreign exchange of US $65,000 (2004 = gain of US $11,000), and interest costs of US $1,307,000 (2004 = US $245,000) reflecting the Company’s new funding structure.

The prior year loss includes a charge of US $147,000 for the impairment of long-lived assets, (Current year = US $Nil).

Income Taxes

The Company recorded income taxes of US $64,000 for the twenty-six weeks ended June 26, 2005 (2004 - US -$35,000), representing state taxes which are payable in the US.

Net Income/Loss

For the twenty-six weeks ended June 26, 2005, the Company generated a net loss of US $1,416,000 compared to a net loss of US $651,000 for the twenty-six week period in 2004. The current year loss includes a loss on foreign exchange of US $65,000 (2004 = gain of US $11,000), and interest costs of US $1,307,000 (2004 = US $245,000) reflecting the Company’s new funding structure. The prior year loss includes a charge of US $147,000 for the impairment of long-lived assets, (Current year = US $Nil). Losses per Common Share for the current period were US $(0.25), versus a loss per Common Share of US $(0.12) in 2004. The weighted average number of Common Shares outstanding increased from 5,221,529 in 2004 to 5,677,907 for the current year, reflecting the sale and issuance of Common Shares in connection with the Company’s new funding structure, purchase of Common Shares by Management, and the issue of 15,000 Common Shares to directors.

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

(b) The Calgary, AB location which was due to close at the end of its lease in September 2005 would generate cash flows during the remainder of its lease lower than the valuation of its long lived assets. Accordingly, an impairment charge of US $42,000 was recorded.

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

The Company has reviewed the need for further impairment charges as at June 26, 2005 and has concluded that:

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

(2) Future income taxes

The Company has calculated, as at June 26, 2005, the following values for future income tax benefits:
(a) Non-capital loss carry forwards -

US $000		FIT	Valuation		FIT
	Losses	Benefit	Allowance		Asset
US operations	9,002	3,269	(1,635)	50%	1,634
CDN operations	1,113	414	(207)	50%	206
Group functions	4,463	1,384	(1,384)	100%	0

	14,578	5,067	(3,227)		1,841

(b) Fixed asset values for tax purposes in excess of book values -

US $000	FIT	Valuation		FIT
	Benefit	Allowance		Asset
US operations	417	(209)	50%	210
CDN operations	402	(202)	50%	199
Group functions	0	0	100%	0

	819	(411)		409

The Company has applied 50% valuation allowances against both its US and Canadian operations. The Company considers these valuation allowances to be appropriate. The Company has applied a 100% valuation allowance against its Group function, since at current business volumes this entity does to generate taxable profits.

In addition, the Company has US $7,921,000 of net capital losses, against which a 100% valuation allowance has been applied.

Summary of future income tax asset as at June 26, 2005 -

US $000	FIT	Valuation	FIT
	Benefit	Allowance	Asset
Tax benefit of non-capital loss carry forwards	5,067	(3,226)	1,841
Tax benefit of capital loss carry forwards	1,154	(1,154)	0
Fixed asset values for tax purposes in excess of book values	819	(411)	409

	7,040	(4,791)	2,250

SELECTED FINANCIAL INFORMATION

- 8 quarter history

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
CDN GAAP		Quarter ended:			ended
	6/26/2005	3/27/2005	12/26/2004	9/26/2004	6/26/2005

Net Sales	$8,081	$6,972	$7,499	$7,294	$29,846

Income (loss) from Restaurant Operations	$831	$732	$1,016	$785	$3,364

Per share	$0.15	$0.13	$0.19	$0.15	$0.62
Diluted per share	$0.07	$0.06	$0.12	$0.10	$0.34

Earnings (loss) before income taxes	$(594)	$(757)	$(66)	$(27)	$(1,444)

Per share	$(0.10)	$(0.13)	$(0.01)	$(0.01)	$(0.26)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Net income (loss)	$(611)	$(804)	$(202)	$(35)	$(1,652)

Per share	$(0.11)	$(0.14)	$(0.04)	$(0.01)	$(0.30)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Total assets	$15,108	$14,693	$15,164	$9,768	$15,108
Shareholders' equity (deficit)	$(3,994)	$(3,440)	$(2,642)	$1,819	$(3,994)
Long term debt	$15,687	$15,533	$15,262	$4,633	$15,687

Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
CDN GAAP		Quarter ended:			ended
	6/27/2004	3/28/2004	12/28/2003	9/28/2003	6/27/2004

Net Sales	$6,782	$6,627	$7,115	$6,649	$27,173

Income (loss) from Restaurant Operations	$459	$658	$786	$553	$2,456

Per share	$0.09	$0.13	$0.15	$0.11	$0.47
Diluted per share	$0.06	$0.09	$0.10	$0.07	$0.31

Earnings (loss) before income taxes	$(336)	$(281)	$(54)	$(225)	$(896)

Per share	$(0.06)	$(0.05)	$(0.01)	$(0.04)	$(0.17)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Net income (loss)	$(353)	$(298)	$108	$(276)	$(819)

Per share	$(0.07)	$(0.06)	$0.02	$(0.05)	$(0.16)
Diluted per share	n/a	n/a	$0.01	n/a	n/a

Total assets	$9,713	$10,098	$10,677	$10,687	$9,713
Shareholders' equity (deficit)	$1,855	$2,208	$2,470	$2,300	$1,855
Long term debt	$4,683	$4,734	$4,622	$4,661	$4,683

Cash dividend per share	$-	$-	$-	$-	$-

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
US GAAP		Quarter ended:			ended
	6/26/2005	3/27/2005	12/26/2004	9/26/2004	6/26/2005

Net Sales	$7,943	$6,828	$7,339	$7,151	$29,262

Income (loss) from Restaurant Operations	$546	$631	$953	$775	$2,905

Per share	$0.10	$0.11	$0.18	$0.15	$0.53
Diluted per share	$0.04	$0.05	$0.12	$0.10	$0.29

Earnings (loss) before income taxes	$(883)	$(856)	$1,234	$(112)	$(617)

Per share	$(0.15)	$(0.15)	$0.23	$(0.02)	$(0.11)
Diluted per share	n/a	n/a	$0.15	n/a	n/a

Net income (loss)	$(900)	$(903)	$1,098	$(120)	$(825)

Per share	$(0.16)	$(0.16)	$0.21	$(0.02)	$(0.15)
Diluted per share	n/a	n/a	$0.13	n/a	n/a

Total assets	$12,395	$12,327	$12,876	$9,229	$12,396
Shareholders' equity (deficit)	$(4,760)	$(3,917)	$(3,020)	$(5,333)	$(4,760)
Long term debt	$13,777	$13,646	$13,386	$10,262	$13,777

Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
US GAAP		Quarter ended:			ended
	6/27/2004	3/28/2004	12/28/2003	9/28/2003	6/27/2004

Net Sales	$6,632	$6,493	$6,974	$6,497	$26,596

Income (loss) from Restaurant Operations	$459	$558	$870	$556	$2,442

Per share	$0.09	$0.11	$0.17	$0.11	$0.47
Diluted per share	$0.06	$0.07	$0.11	$0.07	$0.31

Earnings (loss) before income taxes	$(412)	$(314)	$(1,590)	$(297)	$(2,613)

Per share	$(0.08)	$(0.06)	$(0.31)	$(0.06)	$(0.50)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Net income (loss)	$(429)	$(331)	$(1,428)	$(348)	$(2,536)

Per share	$(0.08)	$(0.06)	$(0.28)	$(0.07)	$(0.49)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Total assets	$9,240	$9,656	$9,982	$10,087	$9,240
Shareholders' equity (deficit)	$(5,202)	$(4,777)	$(4,483)	$(3,193)	$(5,202)
Long term debt	$10,284	$10,279	$10,920	$9,944	$10,284

Cash dividend per share	$-	$-	$-	$-	$-

Seasonality

The fourth quarter of each calendar year continues to be the Company’s strongest trading period, reflecting high volumes during the holiday season.

Seasonal trends have remained broadly constant over the past two years.

The third and fourth quarters of 2004 showed an encouraging improvement in sales and profitability, mainly reflecting double digit same store sales growth in the US. This trend continued during the first and second quarters of 2005, albeit with more modest sales growth. The second quarter of 2005 also saw a return to sales and profit growth in same Canadian stores.

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

As at June 26, 2005 the Company had invested US $4,100,000 in the building of its two new restaurants in Chicago, IL and Washington, DC, both of which opened in Spring 2005.

The Company experienced significant unbudgeted construction issues in the building of its Washington DC store, resulting in a higher than expected total cost to open of US $2,600,000.

The Company’s remaining cash balance as at June 26, 2005 was US $884,000. This balance will allow the Company to continue its planned refurbishment and to maintain current operations. The Company expects to generate sufficient cash from its existing and new stores to be able to continue its expansion program in 2006.

As a result of the new funding arrangements, the structure of the Company’s pre-existing debt and equity were substantially altered, as described below.

(a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

In consideration for the surrender of US $3,900,000 of the existing Senior Notes, the surrender of US $5,000,000 of the existing Junior Notes and the waiver of US $1,209,000 of accrued interest on these Notes the Company issued US $4,204,000 of new Secured Notes, 3,653,972 of CDN $2 (US $1.63) Preferred Shares and a warrant to purchase 1,750,000 Common Shares. The Secured Notes bear interest at 14%, which is deferred until payments commence in March, 2007, except in certain circumstances, and are fully repayable on December 18, 2009. The Preferred Shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Life Insurance Company (“Crown”) and the GEIPPPII Secured Notes are repaid in full. The Preferred Shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. Unless redeemed earlier, the Preferred Shares are automatically convertible, subject to the Company achieving an EBITDA target of US $3,500,000, at the rate of 3 Common Shares for every Preferred Share. The warrants are exercisable for a period of ten years at a price of CDN $0.667 (US $0.542) per share.

(b) Transactions with Crown

The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN $5,000,000 (US $4,066,000). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN $40,000 (US $33,000) commence in December, 2006, rising to CDN $60,000 (US $49,000) in December 2007 and CDN $100,000 (US $81,000) in December 2008, with the balance of CDN $2,600,000 (US $2,114,000) repayable by 17th December, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 Common Shares of the Company and 730,794 Preferred Shares of the Company for one hundred Canadian dollars, representing 15% of the outstanding shares of both classes of stock of the Company and a further warrant to purchase 350,000 Common Shares. These further warrants are exercisable for a period of ten years at a price of CDN $0.667 (US $0.542) per share.

(c) Transactions with Management

The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN $265,000 (US $215,000), over a period of 18 months, 699,534 Common Shares and 487,196 Preferred Shares, representing 10% of the outstanding shares of both classes of stock of the Company. Management has made an initial payment of CDN $115,000 (US $93,000). In connection with this purchase, Management have also been issued a warrant for the purchase of an additional 5% of both classes of shares for CDN $133,000 (US $108,000).

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

(e) Accounting treatment of Preferred Shares

Holders of Preferred Shares have the ability to require redemption of their shares at a future date, and at a predetermined price. In accordance with CICA handbook sections 3860.20 and 3860.22 and with EIC 149, the Preferred Shares, have been recorded as long term debt at CDN $2 (US $1.63) per share, with dividends earned on the shares recorded as interest expense. In addition, redemption premiums accrued from date of issue have been added to long term debt. All warrants issued for the purchase of Preferred Shares are treated as a liability. Accordingly, no stock based compensation expense was recorded for the issue of these warrants.

(f) Prior years’ accounting treatment of GEIPPPII junior notes

For the twenty-six weeks ended June 27, 2004, the GEIPPPII Junior Notes were recorded as an equity instrument.

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

The Company, however, reached an agreement with GEIPPPII to modify the terms of the Junior Notes, such that the test for mandatory conversion of all four tranches was dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the Junior Notes was required for the twenty-six week period ended June 27, 2004.

Off-Balance Sheet Arrangements

At June 26, 2005, the Company did not have any off-balance sheet arrangements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in foreign currency exchange risks. The Company’s borrowings are at fixed interest rates, so the Company is not significantly exposed to changes in interest rates. The Company is also subject to risk associated with changes to commodity prices such as meat, poultry and dairy products. In the event of a significant shift in pricing of one or more commodity, the Company would attempt to vary its pricing, product mix or recipes to mitigate any adverse impact such changes, to the extent that the competitive nature of the restaurant industry may allow.

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

As of June 26, 2005, the potential reduction in future reported earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately $1,066,000. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars.

At June 26, 2005 and June 27, 2004, we had no outstanding currency forward exchange contracts and during the three months ended June 26, 2005 and June 27, 2004, we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for these periods.

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

During the quarter ended June 26, 2005, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION (Continued)

Item 2 – Unregistered sales of equity securities and use of proceeds

Pursuant to the terms of a certain investment agreement dated December 17, 2004 by and among the Company, Richard H. Bryant, Roger Sexton, Peter Laurie, GE Investment Private Placement Partners II and Crown Life Insurance Company, the Company issued 115,488 Common Shares and 80,438 Preferred Shares, on April 5, 2005 to Messrs. Bryant, Sexton and Laurie in consideration for an aggregate of Cdn$43,750. The Preferred Shares are automatically convertible into Common Shares subject to the Company achieving an EBITDA target of $3,500,000 at the rate of three Common Shares for every Preferred Share. Such securities were issued to Messrs. Bryant, Sexton and Laurie in reliance upon the exclusion from registration available under Regulation S (“Regulation S”) of the Securities Act of 1933, as amended, because such purchasers were located outside the United States and were not U.S. persons, as such term is defined in Regulation S.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of matters to a vote of Security Holders

On May 12, 2005, the Company held its annual general meeting of its shareholders. At such meeting the following persons were nominated and elected as directors of the Company:

			Number of	Number of
		Number of	Votes Cast	Abstentions
		Votes	Against or	and Broker
Name	Director Since	Cast For	Withheld	Non-Votes
Jeffrey M. Barnett	1993	4,221,965	3,550	0
Richard H. Bryant	1998	4,221,965	3,550	0
Thomas Chambers	2002	4,221,965	3,550	0
Richard M. Kelleher	2000	4,221,965	3,550	0
George W. Pittman	1993	4,221,965	3,550	0
Colin Stacey	1997	4,221,965	3,550	0
David Wiederecht	1996	4,221,965	3,550	0
Christopher Anderson	2005	4,221,965	3,550	0

In addition the following other actions were taken at such meeting:

		Number of	Number of
	Number of	Votes Cast	Abstentions
	Votes	Against or	and Broker
Action	Cast For	Withheld	Non-Votes
To fix the number of directors of the Company for the ensuing year at eight (8)	4,221,490	4,025	0

To appoint auditors for the ensuing year	4,221,540	3,975	0

To authorize the directors to fix the remuneration to be paid to the auditors of the Company	4,221,540	3,975	0

To alter the Company’s notice of articles to change the authorized share structure of the Company by increasing the number of common shares to an unlimited number	4,208,790	16,675	0

To alter the Company’s articles by replacing them in their entirety with those attached to the information circular for such meeting	4,220,790	4,725	0

Item 5 – Other Information

None

Item 6 – Exhibits

The following exhibits are filed herewith:

Exhibit No.	Exhibit

3.1	Certificate of Incorporation and Certificate of Name Change of Registrant (1)
3.2	Articles of Association of Registrant (1)
3.3	Certificate of Amalgamation, dated May 1, 1990, The Elephant and Castle Canada Inc.(1)
3.4	Resolution to increase the authorized share capital of Registrant (6)
3.5	Amendment to Articles of Association of Registrant, dated March 23, 2000 (7)
3.6	Memorandum of Agreement dated October 19, 1999 between the Company and a shareholder group relative to governance of the Corporation (7)
4.1	Form of certificate evidencing shares of Common Stock (1)
4.2	Form of Underwriter’s Warrant Agreement between Registrant and the Underwriter (1)
4.3	Form of Convertible Subordinated Note issued in Delphi Financing (5)
4.4	Form of Noteholders Warrant issued in Delphi Financing (5)
4.5	Form of amended Noteholder Warrant issued on renegotiation of Delphi Financing (7)
4.6	Form of certificate evidencing shares of Common Stock, amended March 27, 2000 (7)
4.7	Special Rights and Restrictions Attached to Preferred Shares, Series A (11)
10.1	Bank Loan Agreement, dated September 13, 1990, with Toronto Dominion Bank (1)
10.2	Letter Agreement dated June 26, 1991, regarding expansion of facilities at Edmonton Eaton Centre food court relocation (1)
10.3	Retailer Application dated May 23, 1992, and Specimen Agreement for Alberta Lotteries and Alberta Gaming Control (1)

10.4	License Agreement dated July 9, 1992, with Servomation Inc. relating to B.C. Place Stadium (1)
10.5	Restaurant lease dated November 10, 1992,with Shilo Management Corporation, relating to the Shilo Inn, Yuma, Arizona (1)
10.6	Letter Agreement, with Shilo Management Corporation relating to Shilo Hotel, Pomona, California (1)
10.7	Restaurant Lease Agreement with Holiday Inns of Canada, Ltd., relating to Holiday Inn Crowne Plaza at Winnipeg, Manitoba (2)
10.8	Restaurant Lease Agreement relating to Holiday Inn, Philadelphia, Pennsylvania (3)
10.9	Abstract of Restaurant Lease relating to Holiday Inn, San Diego Lease (4)
10.10	Revised Lease Abstract of Restaurant Lease relating to Canadian Rainforest Restaurants, Inc. (Yorkdale) (5)
10.11	Revised Lease Abstract of Restaurant Lease relating to Canadian Rainforest Restaurants, Inc.(Montreal) (5)
10.12	Revised Lease Abstract of Canadian Rainforest Restaurants, Inc.(Burnaby, B.C.) (5)
10.13	Lease Abstract of Elephant & Castle Group, Inc.(Edmonton) (5)
10.14	Lease Abstract of Canadian Rainforest Restaurants, Inc., (Scarborough, Ont.) (7)
10.15	Lease Abstract of Elephant & Castle Group, Inc. (Franklin Mills, Pennsylvania) (7)
10.16	Abstract of Canadian Niagara Hotels sub-franchise (7)
10.17	Abstract of Holiday Inns Hotels Exclusivity Agreement re: franchise facilities (7)
10.18	Form of Franchise Agreement for Alamo Grill (7)
10.19	Form of Franchise Agreement for Elephant & Castle (7)
10.20	Lease Abstract of Elephant & Castle Group, Inc. (Chicago, Illinois) (8)
10.21	Operating Agreement of BC Restaurants, LLC (9)
10.22	Member Control Agreement of BC Restaurants, LLC (9)
10.23	Management Agreement with E & C San Francisco, LLC (9)
10.24	License Agreement with Elephant & Castle International, Inc.(9)
10.25	Agreement with Elephant & Castle International, Inc.(9)
10.26	Lease Abstract of Elephant & Castle Group, Inc. (San Francisco, California) (9)
10.27	Lease Abstract of Elephant & Castle Group, Inc.(Washington, D.C.) (10)
10.28	Lease Abstract of Elephant & Castle Group, Inc. (Chicago, East Huron Street, IL) (10)
10.29	Amended and Restated Note and Stock Purchase Agreement dated December 17, 2004 by and between the Company and GE Investment Private Placement Partners II (11)
10.30
Credit Agreement dated as of December 17, 2004 by and among the Company, Elephant and Castle Canada Inc., Elephant & Castle, Inc., Elephant & Castle of Pennsylvania, Inc., E&C Pub, Inc., Massachusetts Elephant & Castle Group, Inc., Elephant & Castle International, Inc., Elephant & Castle (Chicago) Corporation, Elephant & Castle East Huron, LLC, E&C San Francisco, LLC and E&C Capital, LLC and Crown Life Insurance Company (11)

10.31	Investment Agreement dated December 17, 2004 by and among the Company, GE Investment Private Placement Partners II, Crown Life Insurance Company, Richard H. Bryant, Roger Sexton and Peter Laurie (11)
10.32
Inter-Creditor Agreement dated as of December 17, 2004 by and among the Company, Elephant and Castle Canada Inc., Elephant & Castle, Inc., Elephant & Castle of Pennsylvania, Inc., E&C Pub, Inc., Massachusetts Elephant & Castle Group, Inc., Elephant & Castle International, Inc., Elephant & Castle (Chicago) Corporation, Elephant & Castle East Huron, LLC, E&C San Francisco, LLC and E&C Capital, LLC, GE Investment Private Placement Partners II and Crown Life Insurance Company (11)

10.33
Inter-Shareholder Agreement dated as of December 17, 2004 by and among the Company, GE Investment Private Placement Partners II, Crown Life Insurance Company, Richard H. Bryant, Roger Sexton and Peter Laurie (11)

21.1	List of Subsidiaries (4)
24.1	Irrevocable Consents and Power of Attorney on Form F-X (1)
31.1	Section 302 Certification of Chief Executive Officer – June 26, 2005
31.2	Section 302 Certification of Chief Financial Officer – June 26, 2005
32.1	Section 906 Certification of Chief Executive Officer – June 26, 2005
32.2	Section 906 Certification of Chief Financial Officer – June 26, 2005
99.1	Canadian Declaration as of May 11, 1990, claiming the trade name “The Elephant and Castle” (1)
99.2	Filing receipt dated February 5, 1993, for US service mark application “E&C” (1)
99.3	Filing receipt dated February 5, 1993, for US service mark “Elephant Mug” (1)

(1)	Incorporated by reference from the Exhibits filed with the Company’s Registration Statement on Form SB-2 (Registration No. 33-60612) Modification of the numbering of the exhibits is in accordance with Item 601 of Registration S-B
(2)	Filed with Registrant’s 10-KSB for the Fiscal Year ended December 31, 1993
(3)	Filed with Registrant’s 10KSB for the Fiscal Year Ended December 31, 1994
(4)	Filed with Registrant’s 10-KSB/A for Fiscal Year Ended December 31, 1996
(5)	Filed with Registrant’s 10-K for Fiscal Year Ended December 27, 1998
(6)	Filed with Registrant’s 8-K dated December 8, 1999
(7)	Filed with Registrant’s 10-K dated December 27, 1999
(8)	Filed with Registrant’s 10-K dated December 31, 2000
(9)	Filed with Registrant’s 10-K dated December 29, 2002
(10)	Filed with the Registrant’s 10-K dated December 26, 2004
(11)	Filed with the Registrant’s Form 8-K dated December 23, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elephant & Castle Group Inc.

Date: August 5, 2005	/s/ Richard Bryant
Chairman of the Board,
Chief Executive Officer and
President
(principal executive officer and
duly authorized officer)

Date: August 5, 2005	/s/ Roger Sexton
Chief Financial Officer
(principal financial officer)