Form 10-Q
period 2005-09-25
ELEPHANT & CASTLE GROUP INC
filed 2005-11-02
CIK 899849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

___________________________________________________________________________
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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) is a shell company (as defined in rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of September 25, 2005, 5,815,993 common shares of the registrant were issued and outstanding.

ELEPHANT & CASTLE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 25, 2005

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

ITEM	1.	Financial Statements	3
		Consolidated Balance Sheets– As of September 25, 2005 and December 26, 2004	4
		Consolidated Statements of Operations– Thirteen and thirty-nine weeks ended September 25, 2005 and September 26, 2004	5
		Consolidated Statements of Cash Flows – Thirteen and thirty-nine weeks ended September 25, 2005 and September 26, 2004	6
		Consolidated Statements of Shareholders’ Equity – Thirty-nine weeks ended September 25, 2005 and September 26, 2004	7
		Notes to Consolidated Financial Statements	8
ITEM	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM	3.	Quantitative and Qualitative Disclosures about Market Risk	44
ITEM	4.	Controls and Procedures	46

PART II – OTHER INFORMATION

ITEM	1.	Legal Proceedings	47
ITEM	2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
ITEM	3.	Defaults upon Senior Securities	48
ITEM	4.	Submission of Matters to a Vote of Security Holders	48
ITEM	5.	Other Information	48
ITEM	6.	Exhibits	49

NOTE REGARDING FORWARD–LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. In some cases, you can identify the forward-looking statement’s by Elephant & Castle Group Inc.’s (the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.

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

PART I – FINANCIAL INFORMATION
(Unless otherwise indicated, all amounts in this quarterly report are in US dollars)

Item 1 – Financial Statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
US Dollars
(In Thousands of Dollars)

	September 25,	December 26,
	2005	2004
	(Unaudited)	(audited)
ASSETS (Note 5(b))
Current
Cash	$522	$3,981
Accounts Receivable	540	423
Inventory	365	354
Deposits and Prepaid Expenses	237	664
Pre-Opening Costs	325	-
Total Current Assets	1,989	5,422

Property, Plant and Equipment	8,388	5,469
Future Income Tax Benefits	2,271	2,250
Other Assets	1,975	2,023

Total Assets	$14,623	$15,164

LIABILITIES
Current
Accounts Payable and Accrued Liabilities	$3,101	$2,535
Current Portion of Long-Term Debt	8	20
Total Current Liabilities	3,109	2,555

Long-Term Debt (Note 6)	16,461	15,242
Other Liabilities	312	9
Total Liabilities	19,883	17,806

SHAREHOLDERS' EQUITY (DEFICIT)
Common Shares	13,089	12,999
Contributed Surplus	1,282	1,282
Cumulative Translation Adjustment	(880)	(880)
Deficit	(18,751)	(16,043)
Total Shareholders' Equity (Deficit)	(5,260)	(2,642)

Total Liabilities and Shareholders' Equity (Deficit)	$14,623	$15,164

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Operations
US Dollars
(In Thousands of Dollars, Except Net Income/(Loss) Per Share)
(Unaudited)

		US $		US $
		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		September 25,	September 26,	September 25,	September 26,
		2005	2004	2005	2004
	SALES
	Corporate Locations	$8,789	$7,173	$23,587	$20,354
	Revenue from Franchises	138	121	394	349
	Total Sales	8,927	7,294	23,980	20,703
	RESTAURANT EXPENSES
	Food and Beverage Costs	2,343	1,970	6,361	5,662
	Restaurant Operating Expenses
	Labour	2,890	2,334	7,710	6,639
	Occupancy and Other	2,265	1,824	6,159	5,351
	Amortization	559	381	1,318	1,148
		8,057	6,509	21,548	18,800
	Income from Restaurant Operations	870	785	2,432	1,903
	General and Administrative Expenses	719	662	2,260	2,015
	Impairment of Long-Lived Assets (Note4)	181	-	181	147
	Loss/(Gain) on Foreign Exchange	572	25	637	14
	Interest on Long-Term Debt	683	125	1,990	370
	(Loss) Before Income Taxes	(1,285)	(27)	(2,636)	(643)
	Income Tax	9	8	74	43
	Net (Loss) for the Period	$(1,294)	$(35)	$(2,710)	$(686)

Weighted average number of shares outstanding	Basic	5,787,946	5,246,504	5,712,429	5,229,854
	Diluted	12,263,258	6,299,254	12,187,741	6,282,604
Net Income/(Loss) per share	Basic	($0.22)	($0.01)	($0.47)	($0.13)

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
US Dollars
(In Thousands of Dollars)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

OPERATING ACTIVITIES

NET (LOSS)	$(1,294)	$(35)	$(2,710)	$(686)
Add: Items not involving cash -
Amortization	559	381	1,318	1,148
Loss (Gain) on Foreign Exchange	572	25	637	14
Impairment of Long-Lived Assets	181	-	181	147
Non-Cash Interest	861	195	1,572	305
Other	(375)	(309)	(498)	(142)
	504	258	501	786

CHANGES IN NON-CASH WORKING CAPITAL
Accounts Receivable	(81)	(113)	(117)	(72)
Inventory	26	(18)	(11)	(38)
Deposits and Prepaid Expenses	(105)	(150)	427	(184)
Accounts Payable and Accrued Liabilities	(114)	141	566	(264)
	(274)	(140)	865	(558)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	230	117	1,366	228

INVESTING ACTIVITIES
Acquisition of Fixed Assets	(477)	(188)	(4,288)	(467)
Acquisition of Other Assets, including pre-
opening costs	(106)	-	(516)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(583)	(188)	(4,804)	(467)

FINANCING ACTIVITIES
Repayment of Capital Leases	(7)	(13)	(20)	(34)
Repayment of Long-Term Debt	0	(38)	0	(116)
	(7)	(51)	(20)	(150)

(DECREASE) IN CASH DURING PERIOD	(360)	(122)	(3,458)	(389)

CASH AT BEGINNING OF PERIOD	884	142	3,981	410

CASH AT END OF PERIOD	$522	$21	$522	$21

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity (Deficit)
US Dollars
(In Thousands of Dollars)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 25,	September 26,
	2005	2004

Balance at Beginning of Period	$(2,642)	$2,469

Net income/(loss)	(2,710)	(686)
Issuance of Share Capital	90	36
Other	2	-

Balance at End of Period	$(5,260)	$1,818

See notes to financial statements

Notes to Consolidated Financial Statements
Thirty-Nine Weeks Ended September 25, 2005 and September 26, 2004
US Dollars
(In Thousands of Dollars, Except Net Income/(Loss) Per Share)
(Unaudited)

1. BASIS OF PRESENTATION

With effect from the reporting period ended March 28, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company’s functional and reporting currency was the Canadian Dollar.

This change in functional and reporting currency has been adopted because:

(a)

Over the past 2 years, the Company has focused on growing its operations in the US, while selectively closing non-core Canadian locations as the leases of those locations have expired. In the current reporting period, 58% of income from restaurant operations originated in the US.

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

In the opinion of the Company’s management, these interim financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 25, 2005 and the consolidated results of operations, the consolidated statement of shareholders’ equity (deficit) and cash flows for the thirty-nine weeks then ended. The results of operations for the interim period are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period’s presentation.

3. FRANCHISES

The Company recognizes initial fees from the sale of franchises as revenue once the Company has fully complied with its obligations to the new franchisee in providing operational support and training regarding the opening of the restaurant.

Continuing franchise royalties are shown as a separate line item within sales as they are earned.

The Company has no obligated costs in connection with continuing franchise royalties, but provides on-going operational support and advice to franchisees. This support is provided by the same operational management teams that supports the Company’s corporately owned restaurants, and as such cannot be separately identified and reported. These costs are included within the Company’s general and administrative expenses, as are the costs associated with marketing and selling new franchises.

4. IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with the recommendations of the Canadian Institute of Chartered Accountants (“CICA”), the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

The lease of the Company’s restaurant in Saskatoon, SK, expires in November 2005, and the discounted value of the cash flows expected from this store until that time was US $147 lower than the net book value of the associated fixed assets as at March 28, 2004.

Accordingly, the Company reduced the net book value of these assets by recording a US $147 charge for the impairment of long lived assets in the first quarter of 2004.

The lease of the Company’s restaurant in Calgary, AB, expires in December 2005, and the discounted value of the cash flows expected from this store until that time was US $52 lower than the net book value of the associated fixed assets as at December 26, 2004.

Accordingly, the Company reduced the net book value of these assets by recording a US $52 charge for the impairment of long lived assets in the fourth quarter of 2004.

As at September 26, 2005, the Company has determined that cash flows expected from the Calgary store until the end of the lease are now less than the remaining book value of the associated fixed assets.

Accordingly, the Company has reduced the net book value of the assets of the Calgary store by recording a US $57 charge for the impairment of long lived assets in the third quarter of 2005.

4. IMPAIRMENT OF LONG-LIVED ASSETS (Continued)

In 2004, the Company agreed an extension for the lease of its restaurant in Victoria, BC. The extension was for 5 years, but with a landlord’s option to terminate on December 31, 2005, provided that notice was given before June 30, 2005.

In April 2005, the Company received a lease termination notice from the landlord, and will vacate the premises on December 31, 2005.

At that time, the expected cash flows expected to be generated from the Victoria store until the end of its lease exceeded the net book value of the associated fixed assets, and accordingly no charge for impairment of long lived assets was required.

As at September 25, 2005 the net book value of the assets at the Victoria store exceed the expected cash flows for the remainder of the lease.

Accordingly, the Company has reduced the net book value of the assets of the Victoria store by recording a US $124 charge for the impairment of long lived assets in the third quarter of 2005.

5. PRE-OPENING COSTS

As at September 25, 2005, the Company had incurred US $516 of pre-opening costs in relation to its new store openings in Chicago, IL (East Huron St.) and Washington DC (Pennsylvania Ave.) In accordance with Canadian GAAP, these costs will be amortized over a period of twelve months commencing from the opening date of each store

6. FINANCING STRUCTURE

On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN $5,000 (US $4,066) for the purposes of opening new Elephant & Castle restaurants, and refurbishing existing Elephant & Castle restaurants. In addition, the structure of the Company’s pre-existing debt and equity were substantially altered, as described below.

(a)	Transactions with GE Investment Private Placement Partners II ("GEIPPPII") In consideration for the surrender of US $3,900 of the existing senior notes (the “Senior Notes”), the surrender of US $5,000 of the existing junior notes (the “Junior Notes”, together with the Senior Notes, the “Notes”) and the waiver of US $1,209 of accrued interest on the Notes the Company issued US $4,204 of new secured 14% notes (the “Secured Notes”), 3,653,972 of CDN $2 (US $1.63) Preferred Shares, series A (“Preferred Shares”) and a warrant to purchase 1,750,000 common shares (the “Common Shares’). The Secured Notes bear interest at 14%, which is deferred until payments commence in March, 2007, except in certain circumstances, and are fully repayable on December 18, 2009. The Preferred Shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Life Insurance Company (“Crown”) and the

6. FINANCING STRUCTURE (Continued)

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

(b)

Transactions with Crown

The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN $5,000 (US $4,066). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN $40 (US $33) commence in December 2006, rising to CDN $60 (US $49) in December 2007 and CDN $100 (US $81) in December 2008, with the balance of CDN $2,600 (US $2,114) repayable by December 17, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 Common Shares of the Company and 730,794 Preferred Shares of the Company for one hundred Canadian dollars, representing 15% of the outstanding shares of both classes of shares of the Company and a further warrant to purchase 350,000 Common Shares. These further warrants are exercisable for a period of ten years at a price of CDN $0.667 (US $0.542) per share. (c) Transactions with Management The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN $265 (US $215), over a period of 18 months, 699,534 Common Shares and 487,196 Preferred Shares, representing 10% of the outstanding shares of both classes of shares. Management has made an initial payment of CDN $115 (US $93). In connection with this purchase, Management has also been issued a warrant for the purchase of an additional 5% of both classes of shares for CDN $133 (US $108).

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

(e)

Accounting treatment of Preferred Shares

Holders of Preferred Shares have the ability to require redemption of their shares at a future date, and at a predetermined price. In accordance with CICA handbook sections 3860.20 and 3860.22 and with EIC 149, the Preferred Shares have been recorded as long term debt at CDN$2 (US$1.63) per share, with dividends earned on the shares recorded as interest expense. In addition, redemption premiums accrued from date of issue have been added to long term debt. All warrants issued for the purchase of Preferred Shares are treated as a liability. Accordingly, no stock based compensation expense was recorded for the issue of these warrants.

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

6. FINANCING STRUCTURE (Continued)

The Company, however, reached an agreement with GEIPPPII to modify the terms of the Junior Notes, such that the test for mandatory conversion of all four tranches was dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the Junior Notes was required for the thirty-nine week period ended September 26, 2004.

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”)

Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and US earnings is as follows (the reader is referred to the Company’s annual report on Form 10-K for the year ended December 26, 2004, as filed with the United States Securities and Exchange Commission):

Reconciliation of total assets, liabilities and shareholders’ equity (deficit):

In thousands of US dollars
	Sept 25,	Dec 26,
	2005	2004
Total assets for Canadian GAAP	14,623	15,164

Less proportional share of San Francisco JV assets	(193)	(211)
Add investment in San Francisco JV	145	177
Less pre-opening costs	(325)	0
Less additional amortization on leasehold improvements	(360)	(378)
Less deferred finance costs	(1,978)	(1,876)

Total assets for US GAAP	11,913	12,876

Total liabilities per Canadian GAAP	19,883	17,806

Less proportional share of San Francisco JV liabilities	(47)	(34)
Less deferred finance costs	(1,978)	(1,876)

Total liabilities for US GAAP	17,857	15,896

Total equity (deficit) for Canadian GAAP	(5,260)	(2,642)

Less pre-opening costs	(325)	0
Less additional amortization on leasehold improvements	(360)	(378)

Total equity (deficit) for US GAAP	(5,944)	(3,020)

Total equity & liabilities for US GAAP	11,913	12,876

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

For Canadian GAAP purposes, the Company uses the proportionate method of consolidation to record its one-third ownership stake in the joint venture Elephant & Castle restaurant in San Francisco, CA. For US GAAP purposes these amounts would have been recorded as single line entries representing income from joint ventures and investments in joint ventures.

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

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(b)	Reconciliation of income (loss) reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,		Thirteen weeks ended			Thirty-nine weeks ended
except net income/(loss) per share		Sept 25,		Sept 26,	Sept 25,		Sept 26,
		2005		2004	2005		2004

Net Income/(Loss) - Canadian GAAP		$(1,294	) $	(35)	$(2,710	) $	(686)

Adjustments:
Amortization of leasehold
improvement costs		7		(3)	18		5
Pre-opening costs		74		-	(325)		45
Dividends on paid-in capital		-		(82)	-		(244)
Net Income/(Loss) - United States GAAP		(1,213)		(120)	(3,017)		(880)

Net Income/(Loss) per Common Share

Canada	Basic	($0.22)		($0.01)	($0.47)		($0.13)

United States	Basic	($0.21)		($0.02)	($0.53)		($0.17)

Weighted Average Number of Common
Shares Outstanding:	Basic	5,787,946		5,246,504	5,712,429		5,229,854

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(c)	Reconciliation statement of cash flows reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,	Thirty-nine weeks ended
	Sept 25,	Sept 26,
	2005	2004

Net Cash Provided by (Used in) Operating Activities - Canada	$1,366	$228

Less proportional share of San Francisco JV	6	10

Net Cash Provided by (Used in) Operating Activities - US	1,372	238

Investing activities (Same for Canada and US)	(4,804)	(467)
Financing activities (Same for Canada and US)	(20)	(150)

(Decrease in cash during the period - US	(3,452)	(379)

Cash at beginning of period - Canada	3,981	410
Less proportional share of San Francisco JV	(10)	(15)

Cash at beginning of period - US	3,971	395

Cash at end of period - Canada	522	21
Less proportional share of San Francisco JV	(3)	(4)

Cash at end of period - US	519	16

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(d)	Reconciliation statement of Shareholders’ Equity (Deficit) reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,	Thirty-nine weeks ended
	Sept 25,	Sept 26,
	2005	2004

Opening Shareholders' Equity (Deficit) - Canada	$(2,642)	$2,470
Convertible notes, debt under US GAAP	0	(5,541)
Amortization of improvement costs	(378)	(384)
Pre-opening costs expensed under US GAAP	-	(45)
Gain/loss on translation of convertible notes,	0	(676)
using period end rate for US GAAP
Opening Shareholders' Equity (Deficit) - US	(3,020)	(4,176)

Net Income (Loss) - Canada	(2,711)	(686)
Amortization of leasehold improvement costs	18	5
Pre-opening costs	(325)	45
Dividends on paid-in capital	-	(225)
Net Income (Loss) - US	(3,018)	(861)

Issuance of Share Capital - Canada and US	90	36

Other - Canada and US	3	-

Closing Shareholders' Equity (Deficit) - Canada	$(5,260)	$1,819
Convertible notes, debt under US GAAP	-	(5,765)
Amortization of improvement costs	(360)	(379)
Pre-opening costs expensed under US GAAP	(325)	-
Gain/loss on translation of convertible notes,	0	(676)
using period end rate for US GAAP
Closing Shareholders' Equity (Deficit) - US	(5,944)	(5,002)

8. SUBSEQUENT EVENTS

(a)

Management share purchases

On September 30, 2005, in accordance with the agreements dated December 17, 2004 (Note 5), Management purchased additional Common Shares and Preferred Shares.

Messrs. Bryant and Laurie purchased a further 1/6 of their remaining commitment, in line with the agreement dated December 17, 2004 (Note 6). Mr. Sexton had already purchased all of his remaining commitment on April 4, 2005.

Common Shares and Preferred Shares purchased by Management on September 30, 2005 were as follows:

	Amount	Common	Preferred
	Paid	Shares	Shares
	CDN $000	Purchased	Purchased

Rick Bryant	15	39,596	27,579
Peter Laurie	6	16,498	11,491

	21	56,094	39,070

Item 2 – Management’s Discussion and Analysis of Financial Condition and Plan of Operation

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

Thirteen Weeks Ended September 25, 2005 vs. Thirteen Weeks Ended September 26, 2004

          During the thirteen weeks ended September 25, 2005, the Company saw strong comparable store sales and profit growth from its US operations, reflecting improved operational standards and a strengthening US economy. Comparisons with available market data suggest that the Company’s growth in comparable US store sales has exceeded the average for the casual dining sector by approximately 3% for the thirteen weeks ended September 25, 2005 and by approximately 4% for the 12 months to September 25, 2005.

          The Company presents its consolidated financial statements in Canadian GAAP, and provides reconciliations to US GAAP where required.

          With effect from the reporting period ended March 28, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company‘s functional and reporting currency was the Canadian Dollar.

Sales

          Sales increased during the thirteen weeks ended September 25, 2005 to US $8,927,000 from US $7,294,000 in 2004. The year on year increase in sales of US $1,633,000 comprises:

US $
Increase in sales from same US stores (+4.1%)	141,000
Decrease in sales from same Canadian stores (-0.1%)	(3,000)
Consolidation of CDN sales at higher exchange rate	325,000
Share of sales from new store in San Francisco	17,000
Impact of new stores (Chicago-Huron and Washington)	1,140,000
Changes in other income	13,000

Total change in sales versus 2004	1,633,000

          For the five US Corporate locations open throughout both periods, sales for the 2005 period were US $3,571,000, which represents an increase of 4.1% compared to the prior year. Three out of five US same stores showed year on year growth. San Diego sales grew +11.9% versus 2004, representing two year growth of +49.7%, reflecting continuing high hotel occupancy and local events. Chicago (+7.6%) and Philadelphia (+5.7%) have also shown consistent growth. However, Boston (-4.6%) and Seattle (-6.7%) performed below last year.

For the ten Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the thirteen weeks ended September 25, 2005 totaled CDN $4,768,000 and were broadly flat compared to the thirteen weeks ended September 26, 2004. Six of the ten stores (Toronto Yonge St. +20.3%; Winnipeg +12.3%; Saskatoon +9.8%; Ottawa +9.1%; ECC +3.1%) showed year on year sales increases. The return of hockey has had a positive impact on Edmonton Whyte Ave (+5.9%); a location being heavily patronized by sports fans. The remaining stores (King -5.7; Calgary -9.8; and Victoria -17.8) shows year on year sales decreases. Our stores in Victoria, Calgary, and Saskatoon will be closing at the end of 2005.

Net Income/Loss

          For the thirteen weeks ended September 25, 2005, the Company generated a net loss of US $1,294,000 compared to a net loss of US $35,000 for the thirteen week period in 2004. The current year loss includes a loss on foreign exchange of US $572,000 (2004 = loss of US $25,000), asset impairment of $181,000 (2004 = $0), and interest costs of US $683,000 (2004 = US $125,000) reflecting the Company’s new funding structure. Losses per Common Share for the current period were US $(0.22), versus a loss per Common Share of US $(0.01) in 2004. The weighted average number of Common Shares outstanding increased from 5,246,504 in 2004 to 5,787,946 for the current year, reflecting the sale and issuance of Common Shares in connection with the Company’s new funding structure, the purchase of Common Shares by Management and the issuance of 15,000 Common Shares to directors.

Income from Restaurant Operations

          The Company generated income from restaurant operations of US $870,000 compared to US $785,000 for 2004. The increase versus 2004 of US $85,000 comprises:

US $
Increase in income from same US stores	100,000
Increase in income from same Canadian stores	37,000
Impact of foreign exchange	32,000
Income from new store in San Francisco	3,000
Impact of new stores (Chicago-Huron and Washington)	(116,000)
Changes in other income	29,000

Total change in income versus 2004	85,000

Losses from new stores (Chicago – Huron and Washington) include depreciation ($98,000) and pre-opening costs ($122,000).

Same store performance

The following tables show same store sales and profit performance for US and Canadian stores (in local currency):

US same stores (US$000)
	2005	% of sales	2004	% of sales

SALES	3,571		3,430

RESTAURANT EXPENSES
Food and Beverage Costs	863	24.2%	855	24.9%
Restaurant Operating Expenses
Labour	1,165	32.6%	1,136	33.1%
Occupancy and Other	850	23.8%	822	24.0%
Amortization	181	5.1%	205	6.0%

	3,059	85.7%	3,018	88.0%

INCOME FROM RESTAURANT OPERATIONS	512	14.3%	412	12.0%

CDN same stores (CDN$000)
	2005	% of sales	2004	% of sales

SALES	4,768		4,774

RESTAURANT EXPENSES
Food and Beverage Costs	1,384	29.0%	1,412	29.6%
Restaurant Operating Expenses
Labour	1,497	31.4%	1,494	31.3%
Occupancy and Other	1,252	26.3%	1,256	26.3%
Amortization	177	3.7%	200	4.2%
Loss on Asset Disposal	0	0.0%	0	0.0%

sdfsa	4,310	90.4%	4,362	91.4%

INCOME FROM RESTAURANT OPERATIONS	458	9.6%	412	8.6%

          Canadian same store performance is reported above in Canadian dollars to eliminate the impact of foreign exchange fluctuations and to facilitate year on year comparisons.

Food and Beverage Costs

          Overall, food and beverage costs, as a percentage of sales, decreased to 26.3% for the thirteen weeks ended September 25, 2005, compared to 27.0% for the thirteen weeks ended September 26, 2004.

          Food costs improved reflecting some softening of commodity prices, stable kitchen management, and improved controls over food inventory.

Labour and Benefits Costs

          Labour and benefits increased from 32.0% of sales in 2004 to 32.4% in the current period.

          Same store percentages increases in Canada are attributed to minimum wage increase in Alberta and Saskatoon.

Occupancy and Other Operating Costs

          Occupancy and other operating expenses as a percentage of sales increased to 25.4% from 25.0% in same period last year.

          Increased percentage increase can be attributed to the operations of the two new US stores in Chicago – Huron and Washington, DC.

Amortization Expense

          Amortization costs increased to 6.3% of sales in 2005 from 5.2% in 2004.

          The percentage increase in amortization reflects $220,000 for the addition of the Chicago – Huron and Washington, DC stores.

General and Administrative Costs

          General and administrative costs decreased to 8.1% of sales from 9.1% . Costs, however, increased from $719,000 in 2004 to $662,000 in the current period. This reflects higher travel costs in support of new stores, and the increasing cost of complying with the Sarbanes Oxley Act of 2002 and other SEC requirements. The US $57,000 increase versus 2004 comprises:

US $
Exchange rate applied to Vancouver office costs	(73,000)
Increase in costs of Vancouver office	(62,000)
Decrease in costs of San Antonio office, closed Q4 2004	78,000

Total increase in G&A costs vs 2004	(57,000)

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

          The lease of the Company’s restaurant in Calgary, AB, expires in December 2005, and the discounted value of the cash flows expected from this store until that time was US $52,000 lower than the net book value of the associated fixed assets as at December 26, 2004.

          Accordingly, the Company reduced the net book value of these assets by recording a US $52,000 charge for the impairment of long lived assets in the fourth quarter of 2004.

          As at September 26, 2005, the Company has determined that cash flows expected from this store until the end of the lease are now less than the remaining book value of the associated fixed assets.

          Accordingly, the Company has reduced the net book value of these assets by recording a US $57,000 charge for the impairment of long lived assets in the third quarter of 2005.

          In 2004, the Company agreed an extension for the lease of its restaurant in Victoria, BC. The extension was for 5 years, but with a landlord’s option to terminate on December 31, 2005, provided that notice was given before June 30, 2005.

          In April 2005, the Company received a lease termination notice from the landlord, and will vacate the premises on December 31, 2005.

          At that time, the expected cash flows expected to be generated from that store until the end of its lease exceeded the net book value of the associated fixed assets, and accordingly no charge for impairment of long lived assets was required.

          As at September 25, 2005, the net book value of the assets at the Victoria store exceed the expected cash flows for the remainder of the lease.

          Accordingly, the Company has reduced the net book value of these assets by recording a US $124,000 charge for the impairment of long lived assets in the third quarter of 2005.

Gain (loss) on foreign exchange

          For the thirteen weeks ended September 25, 2005, the Company recorded a loss on foreign exchange of US $572,000 (2004 = Loss of US $25,000). The loss in the current year reflects the impact of a stronger Canadian dollar on the value of Canadian dollar debt when converted into US dollars; including preferred shares.

Interest on Long Term Debt

          Interest on long term debt was US $683,000 for the thirteen weeks ended September 25, 2005, compared to US $125,000 in 2004. The increase is attributable to the interest cost associated with the Company’s new funding structure agreed in December 2004.

Income/Loss Before Taxes

          The Company generated a loss before income taxes of US $1,285,000 for the thirteen weeks ended September 25, 2005 compared to a loss of US $27,000 for 2004. The current year loss includes a loss on foreign exchange of US $572,000 (2004 = Loss of US $25,000), asset impairment of $181,000 (2004 =

$0), and interest costs of US $683,000 (2004 = US $125,000) reflecting the Company’s new funding structure.

Income Taxes

          The Company recorded income taxes of US $9,000 for the thirteen weeks ended September 25, 2005 (2004 - US $8,000), representing state taxes which are payable in the US.

Net Income/Loss

          For the thirteen weeks ended September 25, 2005, the Company generated a net loss of US $1,294,000 compared to a net loss of US $35,000 for the thirteen week period in 2004. The current year loss includes a loss on foreign exchange of US $572,000 (2004 = Loss of US $25,000), asset impairment of $181,000 (2004 = $0), and interest costs of US $683,000 (2004 = US $125,000) reflecting the Company’s new funding structure. Losses per Common Share for the current period were US $(0.22), versus a loss per Common Share of US $(0.01) in 2004. The weighted average number of Common Shares outstanding increased from 5,246,504 in 2004 to 5,787,946 for the current year, reflecting the sale and issuance of Common Shares in connection with the Company’s new funding structure, purchase of Common Shares by Management, and the issuance of 15,000 Common Shares to directors.

Thirty-Nine Weeks Ended September 25, 2005 vs. Thirty-Nine Weeks Ended September 26, 2004

          During the thirty-nine weeks ended September 25, 2005, the Company saw strong comparable store sales and profit growth from its US operations, reflecting improved operational standards and a strengthening US economy. Comparisons with available market data suggest that the Company’s growth in comparable US store sales has exceeded the average for the casual dining sector by approximately 3% for the thirty-nine weeks ended September 25, 2005 and by approximately 4% for the 12 months to September 25, 2005. Canadian same store performance has been broadly flat with strong performance from Eastern stores offset by weaker performance in the West.

          During the thirty-nine weeks ended September 25, 2005, the Company opened two new Corporate restaurants – a second restaurant in Chicago, IL, and the Company’s first restaurant in Washington, DC.

          The Company presents its consolidated financial statements in Canadian GAAP, and provides reconciliations to US GAAP where required.

          With effect from the reporting period ended March 28, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company‘s functional and reporting currency was the Canadian Dollar.

Sales

          Sales increased during the thirty-nine weeks ended September 25, 2005 to US $23,980,000 from US $20,703,000 in 2004. The year on year increase in sales of US $3,277,000 comprises:

US $
Increase in sales from same US stores (+5.3%)	521,000
Increase in sales from same Canadian stores (+0.9%)	102,000
Consolidation of CDN Sales at higher exchange rate	878,000
Share of sales from new store in San Francisco	15,000
Impact of new stores (Chicago-Huron and Washington)	1,717,000
Changes in other income	44,000

Total change in sales versus 2004	3,277,000

          For the five US Corporate locations open throughout both periods, sales for the 2005 period were US $10,321,000, which represents an increase of 5.3% compared to the prior year. Four out of five US same stores showed year on year growth. San Diego sales grew +9.1% versus 2004, representing two year growth of +45.0%, reflecting continuing high hotel occupancy and local events. Philadelphia (+8.5%), Chicago (+7.2%), and Boston (+0.9%) have also shown consistent growth. Seattle (-3.1%) performed below last year.

          For the ten Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the thirty-nine weeks ended September 25, 2005 totaled CDN $13,736,000 and were up 0.9% compared to the thirty-nine weeks ended September 26, 2004. Four of the ten stores (Toronto Yonge St. +18.5%; Winnipeg +16.2%; Ottawa +7.4%; Saskatoon +0.9%) showed year on year sales increases. The hockey lockout had a negative impact on Rosie’s on Robson (-6.8%) and Edmonton Whyte Ave (-6.8%); both locations being heavily patronized by sports fans. Our stores in Victoria, Calgary, and Saskatoon will be closing at the end of 2005.

Net Income/Loss

          For the thirty-nine weeks ended September 25, 2005, the Company generated a net loss of US $2,710,000 compared to a net loss of US $686,000 for the thirty-nine week period in 2004. The current year loss includes a loss on foreign exchange of US $637,000 (2004 = Loss of US $14,000), and interest costs of US $1,990,000 (2004 = US $370,000) reflecting the Company’s new funding structure. Losses per common share for the current period were US $(0.47), versus a loss per common share of US $(0.13) in 2004. The weighted average number of common shares outstanding increased from 5,229,854 in 2004 to 5,712,429 for the current year, reflecting the sale and issuance of common shares in connection with the Company’s new funding structure, purchase of common shares by Management, and the issuance of 15,000 common shares to directors.

Income from Restaurant Operations

          The Company generated income from restaurant operations of US $2,432,000 compared to US $1,903,000 for 2004. The increase versus 2004 of US $529,000 comprises:

US $
Increase in income from same US stores	428,000
Increase in income from same Canadian stores	169,000
Impact of foreign exchange	76,000
Income from new store in San Francisco	41,000
Impact of new stores (Chicago-Huron and Washington)	(224,000)
Changes in other income	39,000

Total change in income versus 2004	529,000

Losses from new stores (Chicago – Huron and Washington) include depreciation ($144,000) and pre-opening costs ($200,000).

Same store performance

The following tables show same store sales and profit performance for US and Canadian stores (in local currency):

US same stores (US$000)
	2005	% of sales	2004	% of sales

SALES	10,321		9,800

RESTAURANT EXPENSES
Food and Beverage Costs	2,553	24.7%	2,476	25.3%
Restaurant Operating Expenses
Labour	3,341	32.4%	3,231	33.0%
Occupancy and Other	2,473	24.0%	2,458	25.1%
Amortization	513	5.0%	626	6.4%
Loss on Asset Disposal	4	0.0%	0	0.0%

	8,884	86.1%	8,791	89.7%

INCOME FROM RESTAURANT OPERATIONS	1,437	13.9%	1,009	10.3%

CDN same stores (CDN$000)
	2005	% of sales	2004	% of sales

SALES	13,736		13,611

RESTAURANT EXPENSES
Food and Beverage Costs	3,995	29.1%	4,090	30.0%
Restaurant Operating Expenses
Labour	4,275	31.1%	4,291	31.5%
Occupancy and Other	3,770	27.4%	3,674	27.0%
Amortization	512	3.7%	572	4.2%
Loss on Asset Disposal	0	0.0%	8	0.1%

	12,552	91.4%	12,635	92.8%

INCOME FROM RESTAURANT OPERATIONS	1,184	8.6%	976	7.2%

          Canadian same store performance is reported above in Canadian dollars to eliminate the impact of foreign exchange fluctuations and to facilitate year on year comparisons.

Food and Beverage Costs

          Overall, food and beverage costs, as a percentage of sales, decreased to 26.5% for the thirty-nine weeks ended September 25, 2005, compared to 27.3% for the thirty-nine weeks ended September 26, 2004.

          Food costs improved reflecting some softening of commodity prices, stable kitchen management, and improved controls over food inventory.

Labour and Benefits Costs

          Labour and benefits increased from 32.1% of sales in 2004 to 32.2% in the current period.

          Same store percentages were below last year for both US and Canada.

          Higher overall costs reflect start-up staffing costs in the two new US stores and increased minimum wages in Alberta, Manitoba, Saskatoon and Ontario.

Occupancy and Other Operating Costs

          Occupancy and other operating expenses as a percentage of sales decreased to 25.7% from 25.8% in same period last year.

          Lower percentage costs in same US stores reflect higher volumes.

Amortization Expense

          Amortization costs remained at 5.5% for both and 2004 and 2005.

          The increase in amortization costs can be attributed to an additional $344,000 from the new Chicago – Huron and Washington, DC stores.

General and Administrative Costs

          General and administrative costs were 9.4% of sales for 2005 and 9.7% for 2004. Costs increased from $2,015,000 in 2004 to $2,260,000 in the current period. This reflects conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year and additional travel costs in support of new store openings, and the increasing cost of complying with the Sarbanes Oxley Act of 2002 and other SEC requirements. The US $245,000 increase versus 2004 comprises:

US $
Increase in costs of Vancouver office	(280,000)
Exchange rate applied to Vancouver office costs	(172,000)
Decrease in costs of San Antonio office, closed Q4 2004	207,000

Total increase in G&A costs vs 2004	(245,000)

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

          The lease of the Company’s restaurant in Calgary, AB, expires in December 2005, and the discounted value of the cash flows expected from this store until that time was US $52,000 lower than the net book value of the associated fixed assets as at December 26, 2004.

          Accordingly, the Company reduced the net book value of these assets by recording a US $52,000 charge for the impairment of long lived assets in the fourth quarter of 2004.

          As at September 26, 2005, the Company has determined that cash flows expected from this store until the end of the lease are now less than the remaining book value of the associated fixed assets.

          Accordingly, the Company has reduced the net book value of these assets by recording a US $57,000 charge for the impairment of long lived assets in the third quarter of 2005.

          In 2004, the Company agreed an extension for the lease of its restaurant in Victoria, BC. The extension was for 5 years, but with a landlord’s option to terminate on December 31, 2005, provided that notice was given before June 30, 2005.

          In April 2005, the Company received a lease termination notice from the landlord, and will vacate the premises on December 31, 2005.

          At that time, the expected cash flows expected to be generated from that store until the end of its lease exceeded the net book value of the associated fixed assets, and accordingly no charge for impairment of long lived assets was required.

          As at September 25, 2005 the net book value of the assets at the Victoria store exceed the expected cash flows for the remainder of the lease.

          Accordingly, the Company has reduced the net book value of these assets by recording a US $124,000 charge for the impairment of long lived assets in the third quarter of 2005.

Gain (loss) on foreign exchange

          For the thirty-nine weeks ended September 25, 2005, the Company recorded a loss on foreign exchange of US $637,000 (2004 = Loss of US $14,000). The loss in the current year reflects the impact of a stronger Canadian dollar on the value of Canadian dollar debt when converted into US dollars; including preferred shares.

Interest on Long Term Debt

          Interest on long term debt was US $1,990,000 for the thirty-nine weeks ended September 25, 2005, compared to US $370,000 in 2004. The increase is attributable to the interest cost associated with the Company’s new funding structure agreed in December 2004.

Income/Loss Before Taxes

          The Company generated a loss before income taxes of US $2,636,000 for the thirty-nine weeks ended September 25, 2005 compared to a loss of US $643,000 for 2004. The current year loss includes a loss on foreign exchange of US $637,000 (2004 = Loss of US $14,000), and interest costs of US $1,990,000 (2004 = US $370,000) reflecting the Company’s new funding structure.

Income Taxes

          The Company recorded income taxes of US $74,000 for the thirty-nine weeks ended September 25, 2005 (2004 - US $43,000), representing state taxes which are payable in the US.

Net Income/Loss

          For the thirty-nine weeks ended September 25, 2005, the Company generated a net loss of US $2,710,000 compared to a net loss of US $686,000 for the thirty-nine week period in 2004. The current year loss includes a loss on foreign exchange of US $637,000 (2004 = Loss of US $14,000), and interest costs of US $1,990,000 (2004 = US $370,000) reflecting the Company’s new funding structure. Losses per Common Share for the current period were US $(0.47), versus a loss per Common Share of US $(0.13) in 2004. The weighted average number of Common Shares outstanding increased from 5,229,854 in 2004 to 5,712,429 for the current year, reflecting the sale and issuance of Common Shares in connection with the Company’s new funding structure, purchase of Common Shares by Management, and the issue of 15,000 Common Shares to directors.

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

          (b) The Calgary, AB location which was due to close at the end of its lease in September 2005 would generate cash flows during the remainder of its lease lower than the valuation of its long lived assets. Accordingly, an impairment charge of US $52,000 was recorded.

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

          The Company has reviewed the need for further impairment charges as at September 25, 2005 and has concluded that:

          (a) The asset valuation of its Saskatoon location is fully covered by the impairment charge recorded in the year ended December 31, 2004. Accordingly no further charge is or will be required in respect of this location.

          (b) A further impairment charge of US $57,000 should be recorded in the third quarter of 2005 against the long-lived assets of the Calgary store.

          (c) A further impairment charge of US $124,000 should be recorded in the third quarter of 2005 against the long-lived assets of the Victoria store.

(2) Future income taxes

          The Company has calculated, as at September 25, 2005, the following values for future income tax benefits: (a) Non-capital loss carry forwards -

US $000		FIT	Valuation		FIT
	Losses	Benefit	Allowance		Asset
US operations	9,002	3,269	(1,635)	50%	1,634
CDN operations	1,170	433	(217)	50%	216
Group functions	4,692	1,455	(1,455)	100%	0

	14,864	5,157	(3,307)		1,850

          (b) Fixed asset values for tax purposes in excess of book values -

US $000	FIT	Valuation		FIT
	Benefit	Allowance		Asset
US operations	417	(209)	50%	210
CDN operations	422	(210)	50%	211
Group functions	0	0	100%	0

	839	(419)		421

          The Company has applied 50% valuation allowances against both its US and Canadian operations. The Company considers these valuation allowances to be appropriate. The Company has applied a 100% valuation allowance against its Group function, since at current business volumes this entity does to generate taxable profits.

          In addition, the Company has US $7,921,000 of net capital losses, against which a 100% valuation allowance has been applied.

          Summary of future income tax asset as at September 25, 2005 -

US $000	FIT	Valuation	FIT
	Benefit	Allowance	Asset
Tax benefit of non-capital loss carry forwards	5,157	(3,307)	1,850
Tax benefit of capital loss carry forwards	1,154	(1,154)	0
Fixed asset values for tax purposes in excess of book values	839	(418)	421

	7,150	(4,879)	2,271

SELECTED FINANCIAL INFORMATION

          - 8 quarter history

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
CDN GAAP		Quarter ended:			ended
	9/25/2005	6/26/2005	3/27/2005	12/26/2004	9/25/2005
Net Sales	$8,927	$8,081	$6,972	$7,499	$31,479
Income (loss) from Restaurant Operations	$870	$831	$732	$1,016	$3,449
Per share	$0.15	$0.15	$0.13	$0.19	$0.62
Diluted per share	$0.07	$0.07	$0.06	$0.12	$0.31
Earnings (loss) before income taxes	$(1,285)	$(594)	$(757)	$(66)	$(2,702)
Per share	$(0.22)	$(0.10)	$(0.13)	$(0.01)	$(0.48)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Net income (loss)	$(1,294)	$(611)	$(804)	$(202)	$(2,911)
Per share	$(0.22)	$(0.11)	$(0.14)	$(0.04)	$(0.52)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Total assets	$14,623	$15,108	$14,693	$15,164	$14,623
Shareholders' equity (deficit)	$(5,260)	$(3,994)	$(3,440)	$(2,642)	$(5,260)
Long term debt	$16,470	$15,687	$15,533	$15,262	$16,470
Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
CDN GAAP		Quarter ended:			ended
	9/26/2004	6/27/2004	3/28/2004	12/28/2003	9/26/2004
Net Sales	$7,294	$6,782	$6,627	$7,115	$27,818
Income (loss) from Restaurant Operations	$785	$459	$658	$786	$2,688
Per share	$0.15	$0.09	$0.13	$0.15	$0.52
Diluted per share	$0.10	$0.06	$0.09	$0.10	$0.35
Earnings (loss) before income taxes	$(27)	$(336)	$(281)	$(54)	$(698)
Per share	$(0.01)	$(0.06)	$(0.05)	$(0.01)	$(0.13)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Net income (loss)	$(35)	$(353)	$(298)	$108	$(578)
Per share	$(0.01)	$(0.07)	$(0.06)	$0.02	$(0.11)
Diluted per share	n/a	n/a	n/a	$0.01	n/a
Total assets	$9,768	$9,713	$10,098	$10,677	$9,768
Shareholders' equity (deficit)	$1,819	$1,855	$2,208	$2,470	$1,819
Long term debt	$4,633	$4,683	$4,734	$4,622	$4,633
Cash dividend per share	$-	$-	$-	$-	$-

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
US GAAP		Quarter ended:			ended
	9/25/2005	6/26/2005	3/27/2005	12/26/2004	9/25/2005
Net Sales	$8,624	$7,943	$6,828	$7,339	$30,734
Income (loss) from Restaurant Operations	$846	$546	$631	$953	$2,977
Per share	$0.15	$0.10	$0.11	$0.18	$0.53
Diluted per share	$0.07	$0.04	$0.05	$0.12	$0.27
Earnings (loss) before income taxes	$(1,285)	$(883)	$(856)	$861	$(2,163)
Per share	$(0.22)	$(0.15)	$(0.15)	$0.16	$(0.39)
Diluted per share	n/a	n/a	n/a	$0.11	n/a
Net income (loss)	$(1,294)	$(900)	$(903)	$725	$(2,372)
Per share	$(0.22)	$(0.16)	$(0.16)	$0.14	$(0.42)
Diluted per share	n/a	n/a	n/a	$0.09	n/a
Total assets	$11,912	$12,396	$12,327	$12,876	$11,913
Shareholders' equity (deficit)	$(5,944)	$(4,760)	$(3,917)	$(3,020)	$(5,944)
Long term debt	$14,492	$13,777	$13,646	$13,386	$14,492
Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
US GAAP		Quarter ended:			ended
	9/26/2004	6/27/2004	3/28/2004	12/28/2003	9/26/2004
Net Sales	$7,151	$6,632	$6,493	$6,974	$27,250
Income (loss) from Restaurant Operations	$775	$459	$558	$870	$2,661
Per share	$0.15	$0.09	$0.11	$0.17	$0.51
Diluted per share	$0.10	$0.06	$0.07	$0.11	$0.35
Earnings (loss) before income taxes	$(112)	$(412)	$(314)	$(1,076)	$(1,914)
Per share	$(0.02)	$(0.08)	$(0.06)	$(0.21)	$(0.37)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Net income (loss)	$(120)	$(429)	$(331)	$(902)	$(1,782)
Per share	$(0.02)	$(0.08)	$(0.06)	$(0.17)	$(0.34)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Total assets	$9,229	$9,240	$9,656	$10,046	$9,229
Shareholders' equity (deficit)	$(5,002)	$(4,870)	$(4,445)	$(4,176)	$(5,002)
Long term debt	$10,262	$10,284	$10,279	$10,677	$10,262
Cash dividend per share	$-	$-	$-	$-	$-

Seasonality

          The fourth quarter of each calendar year continues to be the Company’s strongest trading period, reflecting high volumes during the holiday season.

          Seasonal trends have remained broadly constant over the past two years.

          The third and fourth quarters of 2004 showed an encouraging improvement in sales and profitability, mainly reflecting double digit same store sales growth in the US. This trend continued during the first three quarters of 2005, albeit with more modest sales growth. The second quarter of 2005 also saw a return to sales and profit growth in same Canadian stores. In the third quarter of 2005, same Canadian stores were able to match their strong performance of the previous year.

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

          As at September 25, 2005 the Company had invested US $4,500,000 in the building of its two new restaurants in Chicago, IL and Washington, DC, both of which opened in Spring 2005.

          The Company experienced significant unbudgeted construction issues in the building of its Washington DC store, resulting in a higher than expected total cost to open of US $2,900,000.

          The Company’s remaining cash balance as at September 25, 2005 was US $522,000. This balance will allow the Company to continue its planned refurbishment and to maintain current operations. The Company expects to generate sufficient cash from its existing and new stores to be able to continue its expansion program in 2006.

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

(b)

Transactions with Crown

The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN $5,000,000 (US $4,066,000). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN $40,000 (US $33,000) commence in December, 2006, rising to CDN $60,000 (US $49,000) in December 2007 and CDN $100,000 (US $81,000) in December 2008, with the balance of CDN $2,600,000 (US $2,114,000) repayable by 17th December, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 Common Shares of the Company and 730,794 Preferred Shares of the Company for one hundred Canadian dollars, representing 15% of the outstanding shares of both classes of shares and a further warrant to purchase 350,000 Common Shares. These further warrants are exercisable for a period of ten years at a price of CDN $0.667 (US $0.542) per share.

(c)

Transactions with Management

The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN $265,000 (US $215,000), over a period of 18 months, 699,534 Common Shares and 487,196 Preferred Shares, representing 10% of the outstanding shares of both classes of shares. Management has made an initial payment of CDN $115,000 (US $93,000). In connection with this purchase, Management have also been issued a warrant for the purchase of an additional 5% of both classes of shares for CDN $133,000 (US $108,000).

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

(f)

Prior years’ accounting treatment of GEIPPPII junior notes

For the thirty-nine weeks ended September 26, 2004, the GEIPPPII Junior Notes were recorded as an equity instrument.

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

The Company, however, reached an agreement with GEIPPPII to modify the terms of the Junior Notes, such that the test for mandatory conversion of all four tranches was dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the Junior Notes was required for the thirty-nine week period Ended September 26, 2004.

Off-Balance Sheet Arrangements

At September 25, 2005, the Company did not have any off-balance sheet arrangements.

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

As of September 25, 2005, the potential reduction in future reported earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately US $1,066,000. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars.

At September 25, 2005 and September 26, 2004, we had no outstanding currency forward exchange contracts and during the three months ended September 25, 2005 and September 26, 2004, we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for these periods.

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

During the quarter ended September 25, 2005, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          A Canadian subsidiary of the Company has received notices of reassessment from Canada Revenue Agency (“CRA”) involving a further demand from the CRA for CDN $240,000 (US $205,000) relating to disputes concerning construction allowances dating back to 1984.

          On September 30, 2005, the Company paid CDN $46,000 (US $39,000) to the CRA in partial settlement of this matter. The Company maintains that the remaining CDN $194,000 (US $166,000) represents a miscalculation by the CRA relative to the timing of tax losses. However, the Company maintains a provision of CDN $163,000 (US $139,000) against the remaining disputed charge.

PART II – OTHER INFORMATION (Continued)

Item	2	– Unregistered sales of equity securities and use of proceeds

	Pursuant to the terms of a certain investment agreement dated December 17, 2004 by and among the Company, Management, GEIPPPII and Crown, the Company issued 115,488 Common Shares and 80,438 Preferred Shares, on April 5, 2005 to Messrs. Bryant, Sexton and Laurie in consideration for an aggregate of Cdn$43,750.

	Pursuant to the terms of a certain investment agreement dated December 17, 2004 by and among the Company, Management, GEIPPPII and Crown, the Company issued 56,094 Common Shares and 39,070 Preferred Shares, on June 30, 2005 to Messrs. Bryant, and Laurie in consideration for an aggregate of Cdn$21,000.

	The Preferred Shares are automatically convertible into Common Shares subject to the Company achieving an EBITDA target of $3,500,000 at the rate of three Common Shares for every Preferred Share. Such securities were issued to Messrs. Bryant, Sexton and Laurie in reliance upon the exclusion from registration available under Regulation S of the Securities Act of 1933, as amended, (“Regulation S”), because such purchasers were located outside the United States and were not U.S. “persons”, as such term is defined in Regulation S.

Item	3	– Defaults upon Senior Securities

	None

Item	4	– Submission of matters to a vote of Security Holders

	None

Item	5	– Other Information

	None

Item 6 – Exhibits

The following exhibits are filed herewith:

Exhibit	Exhibit
No.

3.1	Certificate of Incorporation and Certificate of Name Change of Registrant (1)
3.2	Articles of Association of Registrant (1)
3.3	Certificate of Amalgamation, dated May 1, 1990, The Elephant and Castle Canada Inc.(1)
3.4	Resolution to increase the authorized share capital of Registrant (6)
3.5	Amendment to Articles of Association of Registrant, dated March 23, 2000 (7)
3.6	Memorandum of Agreement dated October 19, 1999 between the Company and a shareholder group relative to governance of the Corporation (7)
4.1	Form of certificate evidencing shares of Common Stock (1)
4.2	Form of Underwriter’s Warrant Agreement between Registrant and the Underwriter (1)
4.3	Form of Convertible Subordinated Note issued in Delphi Financing (5)
4.4	Form of Noteholders Warrant issued in Delphi Financing (5)
4.5	Form of amended Noteholder Warrant issued on renegotiation of Delphi Financing (7)
4.6	Form of certificate evidencing shares of Common Stock, amended March 27, 2000 (7)
4.7	Special Rights and Restrictions Attached to Preferred Shares, Series A (11)
10.1	Bank Loan Agreement, dated September 13, 1990, with Toronto Dominion Bank (1)
10.2	Letter Agreement dated June 26, 1991, regarding expansion of facilities at Edmonton Eaton Centre food court relocation (1)
10.3	Retailer Application dated May 23, 1992, and Specimen Agreement for Alberta Lotteries and Alberta Gaming Control (1)
10.4	License Agreement dated July 9, 1992, with Servomation Inc. relating to B.C. Place Stadium (1)
10.5	Restaurant lease dated November 10, 1992,with Shilo Management Corporation, relating to the Shilo Inn, Yuma, Arizona (1)
10.6	Letter Agreement, with Shilo Management Corporation relating to Shilo Hotel, Pomona, California (1)
10.7	Restaurant Lease Agreement with Holiday Inns of Canada, Ltd., relating to Holiday Inn Crowne Plaza at Winnipeg, Manitoba (2)
10.8	Restaurant Lease Agreement relating to Holiday Inn, Philadelphia, Pennsylvania (3)
10.9	Abstract of Restaurant Lease relating to Holiday Inn, San Diego Lease (4)
10.10	Revised Lease Abstract of Restaurant Lease relating to Canadian Rainforest Restaurants, Inc. (Yorkdale) (5)
10.11	Revised Lease Abstract of Restaurant Lease relating to Canadian Rainforest Restaurants, Inc.(Montreal) (5)
10.12	Revised Lease Abstract of Canadian Rainforest Restaurants, Inc.(Burnaby, B.C.) (5)
10.13	Lease Abstract of Elephant & Castle Group, Inc.(Edmonton) (5)
10.14	Lease Abstract of Canadian Rainforest Restaurants, Inc., (Scarborough, Ont.) (7)
10.15	Lease Abstract of Elephant & Castle Group, Inc. (Franklin Mills, Pennsylvania) (7)
10.16	Abstract of Canadian Niagara Hotels sub-franchise (7)
10.17	Abstract of Holiday Inns Hotels Exclusivity Agreement re: franchise facilities (7)
10.18	Form of Franchise Agreement for Alamo Grill (7)
10.19	Form of Franchise Agreement for Elephant & Castle Group Inc. (7)
10.20	Lease Abstract of Elephant & Castle Group, Inc. (Chicago, Illinois) (8)
10.21	Operating Agreement of BC Restaurants, LLC (9)
10.22	Member Control Agreement of BC Restaurants, LLC (9)
10.23	Management Agreement with E & C San Francisco, LLC (9)
10.24	License Agreement with Elephant & Castle International, Inc.(9)
10.25	Agreement with Elephant & Castle International, Inc.(9)

10.26	Lease Abstract of Elephant & Castle Group, Inc. (San Francisco, California) (9)
10.27	Lease Abstract of Elephant & Castle Group, Inc.(Washington, D.C.) (10)
10.28	Lease Abstract of Elephant & Castle Group, Inc. (Chicago, East Huron Street, IL) (10)
10.29	Amended and Restated Note and Stock Purchase Agreement dated December 17, 2004 by and between the Company and GE Investment Private Placement Partners II (11)
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

21.1	List of Subsidiaries (4)
24.1	Irrevocable Consents and Power of Attorney on Form F-X (1)
31.1	Section 302 Certification of Chief Executive Officer – November 2, 2005
31.2	Section 302 Certification of Chief Financial Officer – November 2, 2005
32.1	Section 906 Certification of Chief Executive Officer – November 2, 2005
32.2	Section 906 Certification of Chief Financial Officer – November 2, 2005
99.1	Canadian Declaration as of May 11, 1990, claiming the trade name “The Elephant and Castle” (1)
99.2	Filing receipt dated February 5, 1993, for US service mark application “E&C” (1)
99.3	Filing receipt dated February 5, 1993, for US service mark “Elephant Mug” (1)

___________________________
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

Elephant & Castle Group Inc.

Date: November 2, 2005	/s/ Richard Bryant
Chairman of the Board,
Chief Executive Officer and
President
(principal executive officer and
duly authorized officer)

Date: November 2, 2005	/s/ Roger Sexton
Chief Financial Officer
(principal financial officer)