Form 10-K
period 2005-12-25
ELEPHANT & CASTLE GROUP INC
filed 2006-04-03
CIK 899849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 1-12134

ELEPHANT & CASTLE GROUP INC.
(Name of registrant as specified in its charter)

Province of British Columbia	Not Applicable
(State or other jurisdiction	(IRS Employer
jurisdiction of incorporation)	Identification Number)

1190 Hornby Street
Vancouver, B.C. CANADA	V6Z 2K5
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code: (604) 684-6451

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section
13 or Section 15(d) of the Act. YES☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of
Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Act). YES☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter (June 26, 2005): US$2,592,000.

Number of Registrant’s common shares outstanding as of February 2, 2006, the latest practicable date for determination: 5,940,181.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Company’s Annual General Meeting to be
held on May 11, 2006, are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

ITEM 9B.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to changes in economic conditions, consumer tastes and lifestyle, government regulations, fluctuating commodity prices, behaviour of existing and new competitor companies and other risks and uncertainties discussed in this annual report on Form 10-K.

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

CURRENCY AND EXCHANGE RATES

The following table sets forth the high and low exchange rates for one (1) Canadian dollar expressed in terms of one (1) United States dollar for each of the last six (6) months.

	December	November	October	September	August	July
	2005	2005	2005	2005	2005	2005

High for the month	0.8690	0.8579	0.8579	0.8615	0.8411	0.8300

Low for the month	0.8521	0.8361	0.8413	0.8417	0.8206	0.8041

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The noon rate of exchange on February 22, 2006 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was Cdn$1.00 = US$0.8709.

PART I

ITEM 1           BUSINESS

General

Elephant & Castle Group Inc. (the “Company”) was formed in 1977 and owns and operates pub and casual dining restaurants in the United States and Canada, and is actively engaged in restaurant franchising activities. As of the date of this report, the Company currently owns and operates a chain of fourteen full-service casual dining restaurants and pubs, seven of which are located in Canada and seven of which are located in the United States.

Thirteen of the Company's fourteen owned restaurants are operated under the name "Elephant & Castle," an English pub concept, seven of which are in the United States. The fourteenth owned restaurant, located in Canada, operates under the name “Rosie’s on Robson” but is regarded by management as an Elephant & Castle location for internal financial reporting purposes.

In addition to the owned and operated units, there are eight Elephant & Castle franchise locations, of which three are in Canada and five are in the United States, and there is one Elephant & Castle restaurant operated under a joint venture agreement in the US.

2005 Results of Operations

In 2005, the Company's sales were US$33,045,000 compared to US$28,202,000 for 2004 (2003: US$26,725,000), an increase of US$4,843,000 or 17.2%. On a same store basis, revenues for five US owned and operated locations open throughout both periods were US$14,127,000, an increase of 5.9% over $US13,338,000 in 2004, while revenues for seven Canadian corporate locations open throughout both periods were CDN$14,578,000, an increase of 5.2% over CDN$13,863,000 in 2004. In May 2005, the Company opened two new wholly-owned restaurants in the US; a first restaurant in Washington, DC and a second restaurant in Chicago, IL. In addition, the Company closed three wholly-owned restaurants in Canada at the end of their leases (Saskatoon in October, Calgary and Victoria in December).

During the fiscal year ended December 25, 2005, the Company generated a net loss of US$3,266,000 compared to a net loss of US$888,000 in 2004. (2003: Net income US$228,000).The net loss for the year ended December 25, 2005 included a loss on foreign exchange of US$679,000 compared to a loss of US$28,000 in 2004. The net loss for the year ended December 25, 2005 also includes US$2,605,000 of interest costs relating to the Company’s new funding structure as compared to US$558,000 in 2004.

The geographic distribution of the Company’s sales and assets is as follows:

US$000	2005	2004	2003

Sales to unaffiliated customers
Canada	$15,149	$13,986	$13,830
United States	17,896	14,216	12,895

	$33,045	$28,202	$26,725

Capital assets and other assets
Canada	$3,357	$4,038	$2,820
United States	6,745	3,454	4,176

	$10,102	$7,492	$6,996

Financings

On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN$5,000,000 (US$4,288,000) for the purposes of opening new Elephant & Castle restaurants and refurbishing existing Elephant & Castle restaurants. In addition, the structure of the Company’s pre-existing debt and equity were substantially altered, as described below.

(a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

On December 17, 2004, in consideration for the surrender of US$3,900,000 of the existing senior notes (the “Senior Notes”), the surrender of US$5,000,000 of the existing junior notes (the “Junior Notes,” together with the Senior Notes, the “Notes”) and the exchange of US$1,209,000 of accrued interest on the Notes, the Company issued US$4,204,000 of new secured 14% notes (the “Secured Notes”), 3,653,972 of CDN$2 (US$1.72) series A, preferred shares (see note 8(b) of the Notes to Consolidated Financial Statements) and a warrant to purchase 1,750,000 common shares to GEIPPPII (collectively, the “GEIPPPII Security”). The Secured Notes bear interest at 14%, which is deferred until payments commence in March 2007, except in certain circumstances, and are fully repayable on December 18, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Capital Partners (“Crown”) (see “Transactions with Crown” below) and the Secured Notes are paid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof (see note 8(b) of the Notes to Consolidated Financial Statements). Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500,000 at the rate of three common shares for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share.

(b) Transactions with Crown

On December 17, 2004, the Company entered into a credit agreement with Crown, pursuant to which it borrowed CDN$5,000,000 (US$4,288,000). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN$40,000 (US$34,000) commencing in December, 2006, rising to CDN$60,000 (US$51,000) in December 2007 and CDN$100,000 (US$86,000) in December 2008, with the balance of CDN$2,600 (US$2,230,000) repayable by December 17, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 common shares and 730,794 preferred shares for one hundred Canadian dollars (collectively, the “Crown Security”), representing 15% of the outstanding shares of both classes of shares of the Company and a further warrant to purchase 350,000 common shares. These further warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share.

(c) Transactions with Management

On December 17, 2004, the Company entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN$265,000 (US$227,000), over a period of 18 months commencing December 2004, 699,534 Common Shares and 487,196 preferred shares, representing 10% of the outstanding shares of both classes of shares of the Company. Management made an initial payment of CDN$115,000 (US$99,000) on December 17, 2004 and subsequent payments of CDN$86,000 (US$71,000) during the year ended December 25, 2005. The remaining balance of CDN$64,000 (US$55,000) is payable by June 30, 2006 (see note 17 of the Notes to Consolidated Financial Statements). In connection with this purchase, Management has also been issued a warrant for the purchase of an additional 5% of both classes of shares for CDN$133,000 (US$114,000).

(d) Agreements between investors

GEIPPPII and Crown have entered into an inter-creditor agreement, which establishes the seniority of the Crown Security and the subordination of the GEIPPPII Security over the assets of the Company.

GEIPPPII, Crown and Management have entered into an inter-shareholder agreement. Under this agreement, all parties agree to appoint two GEIPPPII nominees, one Crown nominee and one Management nominee to the board of directors of the Company. Additionally, the parties have agreed conditions and entitlements associated with the sale or transfer of their shares.

The terms of the 8% convertible, subordinated notes of the Company issued in 2000 ("Delphi Financing") have been amended such that the coupon has been increased to 9.25% and repayment has been scheduled to re-commence in March 2007.

Restaurants in Operation

Elephant & Castle. At the Elephant & Castle restaurants, the Company seeks to distinguish itself from competitive restaurants by a distinctive British style and decor, and by featuring a wide variety of menu items including a large number of English-style dishes. The Company's restaurants offer a broad menu at affordable prices. The menu is regularly updated to keep up with current trends in customers' tastes. Although all of the Company's restaurants provide full liquor service, alcoholic beverages are primarily served in conjunction with food.

Hotel Restaurants. Starting in 1994, the Company shifted its previous emphasis from mall locations to hotel locations. The Winnipeg Delta Elephant & Castle restaurant was opened on May 18, 1994. The Philadelphia Crowne Plaza unit was opened on February 28, 1995, Rosie’s on Robson in the Rosedale Hotel also opened in 1995, and the San Diego Holiday Inn was opened on July 1, 1996. The Boston Club Quarters and Seattle West Coast Grand restaurants were added in 1997. The Company opened its Chicago Club Quarters, West Adams Street, restaurant in April of 2001, and a second Chicago Restaurant adjacent to the Radisson hotel, East Huron Street, in May 2005.

During 2002, the Company signed its first joint venture agreement to open an Elephant & Castle ”managed” restaurant in a newly built hotel in San Francisco, CA. Under this agreement, capital costs and profits are shared between the Company and its joint venture partner. The San Francisco restaurant opened on March 28, 2003. The Company believes that joint venture managed unit opportunities offer significant potential for future growth.

In the opinion of management, the key considerations in the selection of hotel based units are: (1) the control of occupancy costs; (2) the capacity to work synergistically with a hotel management seeking to divorce itself from direct involvement in food and beverage operations; and (3) the Company's ability to control the menu, kitchen and restaurant amenities. The location of the hotel in the vicinity of other drivers of restaurant business is a key consideration for revenue generation.

Franchising. Management of the Company believes that the Company's "brand" identification is a valuable asset. Eight franchised locations of the Elephant & Castle brand are now open, including Wexford, PA, which opened during 2005.

The Company signed a sub-franchise agreement with Canadian Niagara Hotels for the right to develop a Rainforest Café in Niagara, Ontario. This unit opened in May 2001. In 2002, the Company assigned this sub-franchise in exchange for a finder’s fee of 1% of sales for the following 10 years.

Future activities are intended to include a continuation of the Company's franchising activities for the Elephant & Castle brand.

Future Company Growth. On December 17, 2004, the Company entered into a series of financing agreements (see “Financings” above). The transactions resulted in the raising of CDN$5,000,000 (US$4,288,000) for the purposes of opening new Elephant & Castle restaurants and refurbishing existing Elephant & Castle restaurants. Management is focused on growth of revenues at existing units and on adding new wholly-owned Elephant & Castle restaurants, primarily in the US. Any added units will be predominantly hotel-based or located in high traffic, urban centre locations. The Company opened 2 new wholly-owned restaurants in the US during 2005, a second restaurant in Chicago, IL and the Company’s first restaurant in Washington DC. The Company expects to open one further restaurant in 2006 at a location that has yet to be determined.

Additional Information

a.      Financial Information about Industry Segments.

The Company considers that it has been substantially engaged in a single line of business, the ownership and operation of casual dining restaurants, and does not separately segment its financial results.

b.      Narrative Description of the Business.

i.      Principal Products or Services and their Markets. For information on our products and services, see “Business – General” above.

ii.     Distribution Methods. The Company focuses on the casual dining market. The Company has not set out to establish its restaurants as "destination locations." Instead, it relies primarily on its high-traffic, convenient downtown and high-occupancy hotel locations, consumer satisfaction and reputation to attract new and repeat customers.

The Company conducts many local promotions and loyalty programs geared to the neighborhoods and market each restaurant serves, and supports these with print and direct mail advertising. During fiscal 2005, the Company’s expenditures for advertising and promotional activities were approximately 3% of its revenues.

iii.    Status of New Developments. The Company is constantly in the process of examining, evaluating and undertaking various new restaurant opportunities. The Company opened two new wholly-owned locations in 2005 and plans to identify and open one new wholly-owned restaurant in 2006. The Company is continually evaluating other opportunities to add further owned or franchised stores, primarily in the US.

iv.     Relationship with Hotel Operators. The Company's relationship with hotel operators is predicated on (i) shared investment in significant physical improvements to the facility at the onset of the occupancy; (ii) costs of occupancy measured by a percentage of the unit’s revenues; (iii) adequate time to recruit and train a restaurant staff of the Company's selection; and (iv) reliance upon the restaurant operator’s control of the physical environment and menu selections. Management considers its relationship with its hotel operators currently to be satisfactory.

v.      Competitors and Competitive Business Conditions. The restaurant and food service industry is highly competitive and fragmented. There are countless restaurants and other food and beverage service operations that compete directly and indirectly with the Company. In addition, many restaurant chains have significantly greater financial resources and higher sales volumes than the Company. Restaurant revenues are affected by changing consumer tastes and discretionary spending priorities, local economic conditions, demographic trends, traffic patterns, the ability of business customers to deduct restaurant expenses, the increasing trend towards prohibition of smoking in restaurants and the type, number and location of competing restaurants. In addition, factors such as inflation and increased food, liquor, labour and other employee compensation costs can adversely affect profitability. The Company believes that its ability to compete effectively and successfully will depend on, among other things, management's ability to offer quality food for moderate prices, management’s ability to control labour costs, and ultimately on the executive determinations as to extensions of the brand (i.e., selection of sites for new locations and related strategies). The Elephant & Castle brand has successfully existed in Canada for 27 years and the United States for 14 years and, in the opinion of management, has proven that its brand concept is durable and is capable of significant growth.

vi.     Suppliers. Food products and related restaurant supplies are purchased both through head office purchasing programs and also at the restaurant level from specified food producers, independent wholesale food distributors and manufacturers. This process enables the Company to ensure timeliness and quality of procurement. All essential food and beverage products are available from multiple sources in all of the locations the Company’s restaurants serve, and the Company is not dependent on any one of a limited number of suppliers.

vii.    Dependence on Consumer/Brand Loyalty. Elephant & Castle appeals to a diverse customer base, including business and professional people who occupy offices in the vicinity of the restaurants. The Company’s hotel restaurants benefit from serving tourists and others using the hotel properties. The Company's locations and broad menu attract traffic from lunch through mid-afternoon, dinner and into the evening hours. Most of the Company's restaurants are open seven days and evenings each week. All items on the menu are available for take-out. Take-out revenues have traditionally accounted for less than 2% of total restaurant sales, but a renewed effort to expand take-out revenues is currently underway, especially at the Company’s downtown/urban locations.

viii.   Trademarks; Licenses. The Company has registered the name "The Elephant & Castle Pub & Restaurant" with the Canadian Trademarks Office, and with the United States Patent and Trademark Office. In 1994, the Company acquired "The Elephant & Castle" trademark in the United States from Elephant & Castle Inc., of Portland OR. The Company agreed to pay US$50,000 (CDN$66,500), plus a one-time fee of US$5,000 (CDN$6,650) per location for the first ten locations for the mark. The Company believes its "Elephant & Castle" trademark has substantial value and is an important factor in the marketing of its restaurants. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks in its business.

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

x.      Effect of Existing and Probable Governmental Regulations.

(a) Twelve of the Company’s 14 wholly-owned restaurants are subject to local, state or provincial regulations that prevent or restrict customers from smoking on the premises. This represents a growing trend in Canada and the US, with two of the restaurants having been newly affected in 2005 or early 2006, and two in 2004. The introduction of smoking bans or restrictions have an adverse impact upon restaurant revenues and profits in areas where such restrictions are imposed. The Company’s sales and profits were adversely impacted by such restrictions in certain locales in 2005 and in 2004.

(b) The Company is subject to "dram-shop" statutes in California, Pennsylvania and Washington and may become subject to similar proposed legislation in Canada. "Dram-shop" statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such a person. The Company has never been the subject of a “dram-shop” claim. The Company carries liquor liability coverage that it believes is consistent with the coverage carried by other entities in the restaurant industry. Even though the Company is covered by insurance, a judgment against the Company under a "dram-shop" statute in excess of the Company's liability coverage could have a material adverse effect on the Company.

xi.     Research and Development. The Company places significant emphasis on the design and interior decor of its restaurants.

The typical Elephant & Castle unit designs require somewhat higher capital costs and furniture and fixtures investment to open a new restaurant than is usual in the industry. Landlord contributions defray a part or a substantial part of interior design and decor at a new restaurant. The Company may be required to expend greater resources to maintain the appearance of its units and to remodel such units.

The Company believes that its design and decor features enhance the dining experience. Each restaurant typically features a prominent “British Bar,” and large dining areas. Additionally, several offer patio seating, which adds substantially to seasonal capacity, revenues and profits. Table layouts are flexible, permitting re-arrangement of seating to accommodate large groups and effective utilization of maximum seating capacity.

The Company believes that the location of a restaurant is critical to its opportunities for success. Significant time and resources are spent in determining whether a prospective site is acceptable. Traditional Elephant & Castle restaurants were located at high-profile sites at malls and office complexes within larger metropolitan areas. In selecting future sites, the Company intends to analyze demographic information for each prospective site, hotel occupancy, hotel uses, and factors such as visibility, traffic patterns, accessibility, proximity of shopping areas, offices, parks, tourist attractions, and competitive restaurants.

xii.    Costs and Effects of Compliance with Environmental Laws. The Company is not aware of, and does not anticipate any significant costs related to its compliance with environmental laws.

xiii.   Number of Total Employees and Full-Time Employees. As of December 25, 2005, the Company employed approximately 693 persons on a full-time and part-time basis. Eighteen of such persons serve in administrative or executive capacities, approximately 60 serve as restaurant management personnel and the remainder are hourly workers in the Company's restaurant operations. The Company believes that its working conditions and compensation packages are competitive with those offered by its competitors. Management considers the Company's relations with its employees to be good, and its rate of employee turnover to be low in relation to industry standards. The Company's service personnel at the San Diego Elephant & Castle unit and Rosie's on Robson are separately unionized.

The Company has sought to attract and retain high-quality, knowledgeable restaurant management and staff. Each restaurant is managed by one general manager and from one to three assistant managers, depending on volume. Most restaurants, again depending on volume, also have one kitchen manager and one to three assistant kitchen managers. On average, general managers have in excess of five years' experience with the Company. The Company also employs two regional managers. The Company’s future success may depend in part on its ability to continue to attract and train capable additional managers. Restaurant managers, many of whom have moved up through the ranks, are required to complete a training program during which they are instructed in areas including food quality and preparation, customer service, alcohol service, liquor liability avoidance and employee relations. The Company believes its training programs for managers and other employees are comparable to the training provided for managers and other employees at substantially larger restaurant chains. Restaurant managers are also provided with operations manuals relating to food and beverage standards and other expectations of restaurant operations. Any new employee at all functional levels is closely supervised after his or her on-the-job training.

Management has made a conscious commitment to provide customer service of the highest standards. Recent evaluations by customers and other independent testing appear to confirm customer satisfaction with the quality of food and service at the Company’s restaurant units.

Efficient, attentive and friendly service is integral to the Company's overall concept. Management regularly solicits employee suggestions concerning operations and endeavors to be responsive to legitimate employee concerns. The Company considers the quality of its employee interaction with customers to be an important element of its business strategy.

xiv.    Seasonality of the Company’s Business. For a discussion of the seasonality of the Company’s business, please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Available Information. The Company files annual and quarterly reports with the Securities and Exchange Commission (“SEC”). Its Commission file number is 1-12134. The public may read and copy any materials filed by the Company with the SEC at the SEC’s public reference room, 100 F Street, N.W., Washington, DC. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The Company’s internet website address is: www.elephantcastle.com

The Company also makes available, free of charge, through its internet website, its annual report on Form 10-K as soon as reasonably practicable after the same is electronically filed with, or furnished to the SEC. The Company will provide paper copies of its SEC filings free of charge upon request. The Company’s board of directors has recently adopted a Code of Ethics which was attached as an exhibit to the Company’s Proxy Statement in connection with its 2004 Annual Meeting of Shareholders.

ITEM 1A        RISK FACTORS

The price of the Company’s common shares is subject to the risks and uncertainty inherent in the Company’s business. You should consider the following factors as well as other information set forth in this annual report on Form 10-K, in connection with any investment in the Company’s common shares. If any of the risks described below occur, the Company’s business, results of operations and financial condition could be adversely affected. In such cases, the price of the Company’s common shares could decline, and you could lose all or part of your investment.

(i)The Company has a history of losses from operations, and it may incur additional losses in the future.

During the fiscal year ended December 25, 2005, the Company generated a net loss of US$3,266,000 under Canadian generally accepted accounting principles (“Canadian GAAP”). With the exception of the fiscal years ended December 28, 2003 and December 30, 2001 in which the Company had a net income of approximately US$228,000 and US$192,000 respectively under Canadian GAAP, the Company has incurred losses from operations during the last five years under Canadian GAAP. For the period ended December 25, 2005, such loss included a loss on foreign exchange of US$679,000 and interest costs of US$2,605,000 relating to the Company’s funding structure. Although the Company’s income from restaurant operations has improved, in light of the fact that interest costs associated with the Company’s funding structure will not be significantly reduced until December 2009 when such debts are scheduled to be repaid to GE Private Placement Partners II

(“GEIPPPII”) and Crown Capital Partners (“Crown”) and the Company’s operations continue to remain subject to fluctuations in foreign currency exchange rates, the Company may incur additional losses in the future unless its operations generate significant revenues to offset these expense items. If the Company continues to incur losses from operations in the future, this may adversely affect the price of the Company’s common shares.

(ii)The Company’s results from operations are subject to fluctuations in foreign currency exchange rates.

The Company generates approximately Cdn$2,400,000 of operating cash flow from its Canadian restaurants each year, with these cash flows generated in Canadian dollars. Offsetting this revenue, the Company incurs approximately Cdn$2,700,000 of general and administrative expenses and approximately Cdn$600,000 in cash interest expenses. As at December 25, 2005 the Company had Cdn$13,800,000 of long-term debt denominated in Canadian dollars. The Company’s reported earnings are, therefore, subject to exchange rate fluctuations on the approximately Cdn$900,000 net cash outflow in Canadian dollars each year, and on its Canadian dollar denominated debt. During the year ended December 25, 2005, the Company incurred a loss of approximately US$679,000 as a result of fluctuations in foreign currency exchange rates due to the weakening of the US dollar against the Canadian dollar. If the US dollar continues to weaken or remains unchanged against the Canadian dollar, the Company’s revenues in Canadian dollars decrease and/or the Company’s expenses in Canadian dollars increase, or the Company fails to hedge its exposure to foreign currency exchange rates in the future, the Company’s results from operations could be adversely affected by fluctuations in foreign currency exchange rates.

(iii)The Company is dependent on certain key personnel.

The Company’s performance and future operating results are substantially dependent upon the continued service and performance of the Company’s senior management, including its current Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Each of these individuals possesses significant operational knowledge and expertise about the Company, and the loss of services of such individuals could have a material adverse effect on the Company’s business, financial condition and operating results. The Company currently maintains “key man” insurance for its Chief Executive Officer and Chief Operating Officer.

(iv)The concentration of ownership of the Company’s common shares and preferred shares with GEIPPPII results in GEIPPPII controlling all matters requiring shareholder approval.

Although GEIPPPII disclaims beneficial ownership of certain securities held by management and other third parties that own securities in the Company, according to the latest amendment to the Schedule 13D filed by GEIPPPII and related persons, GEIPPPII beneficially owns 92.3% of the Company’s common shares. As discussed elsewhere in this annual report, a significant portion of this beneficial ownership interest was acquired by GEIPPPII through the Company’s new funding structure. See “Item 1. Business – Financings.” As a result, GEIPPPII is able to control all matters requiring shareholder approval including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, deter or prevent actions that would result in a change of control and might affect the market price of the Company’s common shares.

(v)The Company’s ability to raise capital in the future may be limited, which could adversely impact its operations and growth.

Changes in the Company’s operating plans, acceleration of its expansion plans, lower than anticipated sales, increased expenses or other events described in this annual report may require us to seek additional debt or equity financing. Financing may not be available on acceptable terms and the Company’s failure to raise capital when needed could negatively impact its growth and its financial condition and results of operations. In addition, the ownership interest held by GEIPPPII and security interest that GEIPPPII and Crown possess in certain of the Company’s assets may further complicate and frustrate the Company’s ability to raise additional capital in the future. Additional equity financing, if obtained, may be dilutive to the holders of the Company’s common shares, and debt financing, if available, may involve significant cash payment obligations, significant renegotiation with existing debt holders in the Company and covenants that restrict the Company’s ability to operate its business.

(vi)The Company’s ability to expand its restaurant base is influenced by factors beyond its control and, therefore, it may not be able to achieve its planned growth.

The Company’s growth strategy depends in large part upon its ability to open new restaurants and to operate these restaurants profitably. Delays or failures in opening new restaurants could impair the Company’s ability to meet its growth objectives. In the past, the Company has experienced delays in restaurant openings, for example with its two latest restaurant openings in Washington, DC, and Chicago, Illinois, in 2005, and may experience similar delays in the future. Further, the Company may encounter unforeseen cost over-runs when opening new restaurant locations, which might also contribute to, or result in, delays in restaurant openings. The Company’s ability to expand its business successfully will depend upon numerous factors, including:

  Obtaining adequate financing for the construction of new restaurants;
  Locating and securing a sufficient number of suitable new restaurant sites in new and existing markets on acceptable lease terms;
  Managing the amount of time and construction and development costs associated with the opening of new restaurants;
  Hiring, training and retaining skilled management, chefs and other qualified personnel to open, manage and operate new restaurants;
  Securing governmental approvals and permits required to open new restaurants in a timely manner, if at all;
  Successfully promoting the Company’s new restaurants and competing in the markets in which its new restaurants are located; and
  General economic conditions.

Some of these factors are beyond the Company’s control. The Company may not be able to achieve its expansion goals and its new restaurants may not be able to achieve operating results similar to those of the Company’s existing restaurants.

(vii)Unexpected expenses and low market acceptance could adversely affect the profitability of restaurants that the Company opens in new markets.

The Company’s growth strategy includes opening restaurants in markets where it has little or no operating experience and in which potential customers may not be familiar with its restaurants. The success of these new restaurants may be affected by different competitive conditions, consumer tastes and discretionary spending patterns, and the Company’s ability to generate market awareness and acceptance of the Elephant & Castle brand. As a result, the Company may incur costs related to the opening, operation and promotion of these new restaurants that are greater than those incurred in other areas. Even though the Company may incur substantial additional costs with these new restaurants, they may attract fewer customers than the Company’s more established restaurants in existing markets. Sales at restaurants the Company opens in new markets may take longer to reach its average annual sales, if at all. As a result, the results of operations at the Company’s new restaurants may be inferior to those of its existing restaurants. The Company may not be able to profitably open restaurants in new markets.

(viii)A decline in visitors or business travelers to areas where the Company’s restaurants are located could negatively affect its restaurant sales.

Many of the Company’s restaurants are located in hotel and resort areas. The Company depends on both local residents and business travelers to frequent these locations. The Company has experienced a decline in revenues in its downtown locations in the past, caused in part by decreases in business travel and the general decline in economic conditions. The Company may experience a similar decline in its revenues in the future. If the number of visitors to downtown areas were to decline due to economic or other conditions, changes in consumer preferences, changes in discretionary consumer spending or for other reasons, the Company’s revenues could decline significantly and the Company’s results of operations could be adversely affected.

(ix)The Company’s growth may strain its infrastructure and resources, which could slow its development of new restaurants and adversely affect its ability to manage its existing restaurants.

The Company opened two new company-owned restaurants in 2005, and the Company plans to open an additional company-owned restaurant in 2006. The Company’s expansion and its future growth may strain its restaurant management systems and resources, financial controls and information systems. Those demands on the Company’s infrastructure and resources may also adversely affect its ability to manage its existing restaurants. If the Company fails to continue to improve its infrastructure or to manage other factors necessary for the Company to meet its expansion objectives, the Company’s operating results could be materially and adversely affected.

(x)Negative publicity concerning food quality, health and other issues and costs or liabilities resulting from litigation may have a material adverse effect on the Company’s results of operations.

The Company may be subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Litigation or adverse publicity resulting from these allegations may materially and adversely affect the Company or its restaurants, regardless of whether the allegations are valid or whether the Company is liable. Further, these claims may divert the Company’s financial and management resources from revenue-generating activities and business operations.

(xi)Health concerns related to the consumption of beef, chicken or other foods could affect consumer preferences and could negatively impact the Company’s results of operations.

The Company may lose customers based on health concerns about the consumption of certain foods or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning the accumulation of mercury or other carcinogens in seafood, e-coli, "mad cow" or "foot-and-mouth" disease, avian flu or “bird flu,” publication of government or industry findings about food products served by the Company or other health concerns or operating issues stemming from the food served in one of its restaurants. In addition, the Company’s operational controls and training may not be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by food suppliers and transporters and would be outside of the Company’s control. Any negative publicity, health concerns or specific outbreaks of food-borne illnesses attributed to one or more of the Company’s restaurants, or the perception of an outbreak, could result in a decrease in guest traffic to its restaurants and could have a material adverse effect on its business.

(xii)The Company’s operations are susceptible to changes in food availability and costs, which could adversely affect its operating results.

The Company’s profitability depends significantly on its ability to anticipate and react to changes in food-related costs. The Company relies on local, regional and national suppliers to provide its food products. Increases in distribution costs or sale prices or failure to perform by these suppliers could cause the Company’s food costs to increase. The Company could also experience significant short-term disruptions in its supply if a significant supplier failed to meet its obligations. The supply of seafood is more volatile than other types of food. The type, variety, quality and price of certain foods is subject to factors beyond the Company’s control, including weather, governmental regulation, availability and seasonality, each of which may affect the Company’s food costs or cause a disruption in its supply. Changes in the price or availability of beef, chicken and other foods served in the Company’s restaurants could affect its ability to offer a broad menu and price offering to customers and could materially adversely affect the Company’s profitability.

(xiii)Labor shortages or increases in labor costs could slow the Company’s growth or harm its business.

The Company’s success depends in part upon its ability to attract, motivate and retain a sufficient number of qualified employees, including regional operational managers and regional chefs, restaurant general managers and executive chefs, necessary to continue the Company’s operations and keep pace with its growth. Qualified individuals are in short supply and competition for these employees is intense. If the Company is unable to recruit and retain sufficient qualified individuals, the Company’s business and its growth could be adversely affected. Additionally, competition for qualified employees could require the Company to pay higher wages, which could result in higher labor costs. If the Company’s labor costs increase, the Company’s results of operations will be negatively affected.

(xiv)The Company’s business is subject to significant competition.

The restaurant industry is intensely competitive with respect to price, service, location, food quality, ambiance and the overall dining experience. The Company’s competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators to well-capitalized national restaurant companies. Some of the Company’s competitors have been in existence for a substantially longer period than it has and may be better established in the markets where the Company’s restaurants are or may be located. Some of the Company’s competitors may have substantially greater financial, marketing and other resources than it does. If the Company’s restaurants are unable to compete successfully with other restaurants in new and existing markets, the Company’s results of operations will be adversely affected. The Company also competes with other restaurants for experienced management personnel and hourly employees, and with other restaurants and retail establishments for quality restaurant sites.

(xv)The Company’s success depends on its ability to protect its proprietary information. Failure to protect the Company’s trademarks, service marks or trade secrets could adversely affect its business.

The Company’s business prospects depend in part upon its ability to develop favorable consumer recognition of the Elephant & Castle name. Although “Elephant & Castle” is a federally registered trademark with the United States Patent and Trademark Office, the Company’s trademark could be imitated in ways that it cannot prevent. In addition, the Company relies on trade secrets, proprietary know-how, concepts and recipes; however, the Company’s methods of protecting this information may not be adequate and others could independently develop similar know-how or obtain access to the Company’s trade secrets, know-how, concepts and recipes. Moreover, the Company may face claims of misappropriation or infringement of third parties’ rights that could interfere with the Company’s use of its proprietary know-how, concepts, recipes or trade secrets. Defending these claims may be costly and, if unsuccessful, may prevent the Company from continuing to use this proprietary information in the future, and may result in a judgment or monetary damages.

The Company does not maintain confidentiality and non-competition agreements with all of its executives, key personnel or suppliers. If competitors independently develop or otherwise obtain access to the Company’s know-how, concepts, recipes or trade secrets, the appeal of its restaurants could be reduced and its business could be harmed.

(xvi)You may have difficulty selling the Company’s common shares on the Over-The-Counter Bulletin Board.

The Company’s common shares are quoted only on the Over-The-Counter Bulletin Board. Trading in stocks quoted on the Over-The-Counter Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. Moreover, the Over-The-Counter Bulletin Board is not a stock exchange, and trading of securities on the Over-The-Counter Bulletin Board is often more sporadic than the trading of securities listed on a quotation system such as Nasdaq Global or Capital markets or a stock exchange such as the American Stock Exchange. Accordingly, you may have difficulty reselling your common shares of the Company.

(xvii)If trading in the Company’s common shares is less than $5.00 per common share, trading in the Company’s common shares would be subject to certain rules under the Securities Exchange Act of 1934, as amended.

If the trading price of the Company’s common shares is less than US$5.00 per share, trading in the Company’s common shares would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock.” A broker-dealer is required to deliver to each customer information regarding the risks of investing in penny stocks, its offer and bid prices for the penny stock and the amount of compensation received by the broker-dealer with respect to such transactions. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in the Company’s common shares, which could reduce the liquidity of the Company’s common shares, and thereby have a material adverse effect on the trading market for the Company’s securities.

(xviii)The Company has never declared or paid dividends and it does not have plans to do so in the near future.

The Company has never declared or paid any cash dividends on its common shares. The payment of any future dividends will be of the sole discretion of the Company’s board of directors. The Company currently intends to retain earnings to finance the expansion of its business and, therefore, it does not anticipate paying dividends in the foreseeable future. Therefore, you likely must rely upon the appreciation of the Company’s common share price to gain from your investment in the Company’s common shares.

(xix)You may face difficulties in attempting to pursue legal actions under United States laws against the Company, its directors and officers.

The Company was incorporated under the laws of the province of British Columbia, Canada. Most of the Company’s directors and officers are citizens or residents of countries other than the United States and certain of the Company’s assets and the assets of such persons are located outside of the United States. Consequently, it may be difficult for you to effect service of process within the United States upon the Company, its directors and officers or to realize in the United States upon judgments against such persons granted by courts of the United States based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States. There is doubt as to the enforceability against the Company and against its non-U.S. resident directors and officers, in original actions in Canadian courts, of liabilities based upon the U.S. federal securities laws and as to the enforceability against the Company and against its non-U.S. resident directors and officers in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. As a result, it may not be possible to enforce those actions against the Company or against certain of its directors and officers.

ITEM 1B        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2           PROPERTIES

All of the Company’s restaurants are located on leased sites. The Company owns the furnishings, fixtures and equipment in each of its restaurants. Existing restaurant leases have expirations ranging from 2007 through 2020 (including existing renewal options).

Mall leases typically provide for fixed rent plus payment of certain escalations and operating expenses as a percentage of restaurant sales.

The Company's hotel restaurant leases are more typically based on a percentage of restaurant sales, in addition to a minimum base rental. Thus, while the Company's aggregate annual minimum rent continues to increase, such rent per facility and per square foot controlled by the Company is declining.

The Company's leased facilities at hotels and other non-mall locations are as follows:

Hotel Locations	Opening Date	Square Ft.	Indoor Seating

Winnipeg	May. 1994	4,300	180
Philadelphia	Feb. 1995	7,900	310
Vancouver	Aug. 1995	5,500	200
San Diego	Jul. 1996	7,500	300
Seattle	Aug. 1997	7,600	230
Boston	Nov. 1997	9,500	200
Chicago West Adams	Apr. 2001	6,000	190
San Francisco	Mar. 2003	5,230	148
(Joint venture)
Chicago East Huron	May. 2005	5,000	160

Other Non-Mall Locations
Toronto King Street	Oct. 1996	9,200	330
Edmonton	Nov. 1997	5,600	180
Toronto Yonge Street	Dec. 1999	3,200	160
Washington, DC	May. 2005	7,000	200

The Company also currently operates two mall-based restaurants, both of which are in Canada. The following table provides opening date, square footage and indoor seating capacity information with respect to each of the mall based restaurants currently in operation:

				Indoor
City	Mall	Opening Date	Square Feet	Seating(a)

Ottawa, Ont.	Rideau Center	Mar. 1983	7,119	280
Edmonton, Alb.	Eaton Center	Sep. 1988	5,939	225

(a) Outdoor/patio seating is available at a number of the locations, and not included herein.

The following table sets forth, for all restaurants by location, the earliest expiration date of the leases and the minimum annual rent:

	Earliest
Location	Expiration Date	Minimum Annual Rent

San Diego, Holiday Inn	2010	92,000
Edmonton, Eaton Centre	2007	54,000
Boston, Club Quarters	2007	60,000
Ottawa Rideau Center	2008	142,000
Toronto, Yonge Street	2008	121,000
Philadelphia, Holiday Inn	2010	122,000
Chicago, West Adams	2010	141,000
Toronto, King Street	2011	109,000
Edmonton, Whyte Ave	2012	89,000
Seattle, WestCoast Grand	2012	101,000
San Francisco	2013	0*
Winnipeg, Delta Hotel	2014	51,000
Vancouver, Rosedale Hotel	2015	137,000
Washington, DC	2015	203,000
Chicago, East Huron	2015	202,000

Total:		US$1,624,000

* The Company operates the Club Quarters in San Francisco, California on a joint venture basis and has no obligation for rent in respect thereof. The joint venture has a 10-year term, which commenced March 2003.

In addition, the Company subleases a property in London, Ontario to one of its franchisees. The Company remains fully liable for the annual rent of US$139,000 until the lease expires in September 2008.

ITEM 3           LEGAL PROCEEDINGS

From time to time lawsuits are filed against the Company in the ordinary course of business. The Company, its subsidiaries and their properties are not currently a party to any litigation that would, if adversely determined, have a material adverse effect on the Company or its business and the Company is not aware of any such threatened litigation.

A Canadian subsidiary of the Company has received notices of reassessment from Canada Revenue Agency (“CRA”) involving a further demand from the CRA for CDN$240,000 (US$206,000) relating to disputes concerning construction allowances dating back to 1984.

On September 30, 2005, the Company paid CDN$46,000 (US$39,000) to the

CRA in partial settlement of this matter. The Company maintains that the remaining CDN$194,000 (US$166,000) represents a miscalculation by the CRA relative to the timing of tax losses. However, the Company maintains a provision of CDN$163,000 (US$140,000) against the remaining disputed charge.

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s common shares were traded on the NASDAQ Small Cap Market from June 29, 1993 until it was involuntarily delisted on March 22, 2000 as a result of having failed to maintain a minimum bid price of $1.00. The shares continue to be traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “PUBSF”.

The range of high and low bid and asked prices for the Company’s common shares from January 1, 2004, to the end of 2005 has been:

	High	Low

First Quarter of 2004:	$0.44	$0.22
Second Quarter of 2004:	$0.95	$0.30
Third Quarter of 2004:	$0.65	$0.30
Fourth Quarter of 2004:	$0.51	$0.30

First Quarter of 2005:	$0.50	$0.28
Second Quarter of 2005:	$0.95	$0.45
Third Quarter of 2005:	$0.51	$0.40
Fourth Quarter of 2005:	$0.51	$0.29

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

(b) The approximate number of record holders of the Company's common shares as of February 2, 2006 is 500.

(c) The Company has never paid any dividends in respect of any of its capital shares, and does not intend to do so any time in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans.

Equity based compensation plans in force as at December 25, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	546,500	US $ 5.79 CDN $ 8.98	611,000
Equity compensation plans not approved by security holders	0		0
Total	546,500	US $ 5.79 CDN $ 8.98	611,000

Exchange Controls

There are presently no governmental laws, decrees or regulations in Canada which restrict the export or import of capital or which impose foreign exchange controls.

Except as provided in the Investment Canada Act (the “ICA”), there are no restrictions specific to the rights of non-Canadians to hold or vote securities of the Company under the laws of Canada or British Columbia, or in the Company’s charter documents.

The ICA requires non-Canadian persons or entities acquiring “control” (as defined in the ICA) of a corporation carrying on business in Canada to either notify, or file an application for review with, Investment Canada, the federal agency created by the ICA. The ICA is applicable to, and Investment Canada may review, transactions which result in the direct or indirect acquisition of control of a Canadian business, where the gross value of corporate assets, calculated in the manner prescribed, exceeds certain thresholds (generally five million dollars, in the case of direct acquisitions and fifty million dollars, in the case of indirect acquisitions), such thresholds being favourably varied by the Minister each year for WTO investors (including the U.S.), except where the activity of the business is related to uranium production, financial services, transportation or culture. No change of voting control will be deemed to have occurred, for purposes of the ICA, if less than one-third of the voting control of a Canadian corporation is acquired by an investor.

If an investment is reviewable under the ICA, an application for review in the form prescribed is normally required to be filed with Investment Canada prior to the investment taking place, and the investment may not be implemented until the review has been completed and the Minister responsible for Investment Canada is satisfied that the investment is likely to be of net benefit to Canada. If the

Minister is not satisfied that the investment is likely to be of net benefit to Canada, the non-Canadian applicant must not implement the investment, or if the investment has been implemented, may be required to divest itself of control of the business that is the subject of the investment.

Certain Canadian Federal Income Tax Considerations for U.S. Resident Holders

The following discussion is a summary of certain Canadian federal income tax consequences of the acquisition, ownership and disposition of the common shares of the Company by a holder who is not resident in Canada nor deemed to be resident in Canada under the Income Tax Act (Canada) (“ITA”). This summary assumes that at all relevant times (i) the holder has never been resident in Canada; (ii) the Company’s dealings with the holder are at arm’s length within the meaning of the ITA; (iii) the holder holds the common shares as capital property; (iv) the holder does not use or hold and is not deemed or considered to use or hold the common shares in carrying on business in Canada and has not acquired any of the common shares in one or more transactions considered to be an adventure in the nature of trade within the meaning of the ITA; and (v) the holder is not otherwise required by or for the purposes of the laws of Canada to include an amount in respect of any of the common shares in computing income from carrying on business in Canada. This summary further assumes that the holder, for purposes of the Canada-U.S. Income Tax Convention (the “Treaty”), is at all relevant times a resident of the U.S., has never been a resident of Canada, has not held or used common shares in connection with a permanent establishment or fixed base in Canada, and otherwise qualifies for the full benefits of the Treaty. This summary is not applicable to special circumstances such as where the holder is a limited liability company, a tax-exempt entity, an insurer, or a “financial institution”, a “specified financial institution”, or an interest in which would be a “tax shelter investment”, all as defined in the ITA.

This summary is based on the current provisions of the ITA and the regulations thereunder, our understanding of the current published administrative practices of the Canada Revenue Agency, and all specific proposals to amend the ITA and the regulations thereunder announced by the Minister of Finance (Canada) prior to the date hereof. This summary does not otherwise take into account or anticipate any changes in the law, whether by judicial, governmental or legislative decisions or action, nor does it take into account tax legislation or considerations of any province or territory of Canada or any jurisdiction other than Canada.

The summary is of a general nature only, is not exhaustive of all Canadian income tax considerations, and is not intended to be, and should not be construed to be, legal or tax advice to any particular holder of the common shares and no representation with respect to the Canadian tax consequences to any particular holder is made. Each holder should consult with their own tax advisors with respect to the income tax consequences to them of acquiring, holding or disposing of the common shares.

Dividends

Dividends paid on the common shares to a U.S. resident holder will be subject to Canadian withholding tax at a rate of 15% of the gross dividend, and 5% where the beneficial owner of the dividend is a corporation resident in the U.S. that owns at least 10% of the Company’s common shares.

Capital Gains

A U.S. resident holder will not be subject to Canadian tax in respect of a capital gain realized upon the disposition of common shares unless the common shares represent “taxable Canadian property” to the holder, as defined in the ITA. The common shares will be taxable Canadian property to a U.S. resident holder only if the U.S. resident holder, together with persons with whom the holder does not deal at arm’s length, collectively owned at least 25% of the issued shares of any class of the capital stock of the Company at any time during the five year period preceding the disposition of the common shares. Even if the common shares represent taxable Canadian property, under the Treaty no Canadian tax will generally be payable on a capital gain realized on the disposition of the common shares by a U.S. resident holder, unless the value of the common shares is derived principally from real property situated in Canada. Management of the Company is of the view that the value of the common shares of the Company is not derived principally from real property situated in Canada. Provided this is correct, in no instance will Canadian tax be payable on a capital gain realized on a disposition of common shares of the Company by a U.S. resident holder.

Recent Sales of Unregistered Securities

Pursuant to the terms of a certain investment agreement dated December 17, 2004 by and among the Company, Management, GEIPPPII and Crown, the Company issued 56,094 common shares and 39,070 preferred shares, on December 31, 2005 to Messrs. Bryant, and Laurie in consideration for an aggregate of Cdn$21,000.

The preferred shares are automatically convertible into common shares subject to the Company achieving an EBITDA target of $3,500,000 at the rate of three common shares for every preferred share. Such securities were issued to Messrs. Bryant, Sexton and Laurie in reliance upon the exclusion from registration available under Regulation S of the Securities Act of 1933, as amended, (“Regulation S”), because such purchasers were located outside the United States.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No repurchases of the Company’s equity securities were made by the Company or by an affiliated purchaser during the fourth quarter of 2005.

ITEM 6	SELECTED FINANCIAL DATA
(in thousands of US dollars except per share
information which is set forth in US
dollars)

UNDER CDN GAAP	2005	2004	2003	2002	2001

Sales	$33,045	$28,202	$26,725	$27,716	$30,235
Income from
Restaurant Operations	3,252	2,719	2,740	2,640	3,041
Per share	0.57	0.52	0.53	0.51	0.78
Diluted per share	0.27	0.35	0.33	0.33	0.49

Earnings (loss)
before Income Taxes	(3,008)	(710)	173	(1,514)	192
Per share	(0.52)	(0.14)	0.03	(0.29)	0.05
Diluted per share	n/a	n/a	0.02	n/a	0.03

Net income (loss)	(3,266)	(888)	228	(1,344)	192
Earnings (loss)
per share - basic	($0.57)	($0.17)	$0.04	($0.26)	$0.05
Earnings (loss)
per share - diluted	n/a	n/a	$0.03	n/a	$0.03

Total assets	14,682	15,164	10,677	10,656	13,043
Shareholders'
equity (deficit)	(5,795)	(2,642)	2,470	1,908	3,421
Long-term debt	17,347	15,262	4,622	5,142	6,012
Average shares
outstanding - basic	5,744,360	5,244,507	5,163,271	5,163,354	3,890,000
Average shares
outstanding - diluted	12,219,672	7,802,309	8,268,578	8,085,848	6,164,000

UNDER US GAAP	2005	2004	2003	2002	2001

Sales	$32,431	$27,615	$26,270	$27,716	$30,235
Income from
Restaurant Operations	3,272	2,744	2,677	2,669	2,967
Per share	0.57	0.52	0.52	0.52	0.76
Diluted per share	0.27	0.35	0.32	0.33	0.48

Earnings (loss)
before Income Taxes	(2,981)	(132)	957	(1,810)	(823)
Per share	(0.52)	(0.03)	0.19	(0.35)	(0.21)
Diluted per share	n/a	n/a	0.12	n/a	n/a

Net income (loss) as previously stated	(3,239)	(1,170)	(166)	(1,646)	(362)
Restatements:
Gain on exchange of junior notes	0	0	201	0	0
Gain on translation of convertible notes
using period end rate for US GAAP	0	860	1,023	51	(416)
Amortize set up costs of junior notes	0	0	(45)	(45)	(45)
Net income (loss) as restated	(3,239)	(310)	1,013	(1,640)	(823)
Earnings (loss)
per share - basic	($0.56)	($0.06)	$0.20	($0.32)	($0.21)
Earnings (loss)
per share - diluted	n/a	n/a	$0.12	n/a	n/a

Total assets	12,454	12,876	10,046	9,886	12,025
Shareholders' equity (deficit)
as previously stated	(6,146)	(3,020)	(4,482)	(3,742)	(1,955)
Restatements:
Gain on translation of convertible notes
using period end rate for US GAAP	0	0	(136)	(90)	(45)
Amortize set up costs of junior notes	0	0	657	(365)	(416)
Shareholders' equity (deficit)
as restated	(6,146)	(3,020)	(3,961)	(4,197)	(2,416)

Long-term debt	15,510	13,386	10,327	10,387	10,786
Average shares
outstanding - basic	5,744,360	5,244,507	5,163,271	5,163,354	3,890,000
Average shares
outstanding - diluted	12,219,672	7,802,309	8,268,578	8,085,848	6,164,000

Summary of differences between CDN GAAP and US GAAP for selected financial data

(a) Consolidated statement of operations items

For Canadian GAAP purposes, the Company uses the proportionate method of consolidation to record its one-third ownership stake in the joint venture Elephant & Castle restaurant in San Francisco, CA. For US GAAP purposes, there is no proportional consolidation of sales or costs for such joint ventures. Instead, the Company’s share of profits is recorded as investment income.

For Canadian GAAP purposes, pre-opening costs associated with new store openings are amortized over a period of 12 months commencing at date of opening. For US GAAP purposes, such costs are written off in full as they are incurred.

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

For Canadian GAAP purposes, the GEIPPPII Junior Notes were treated as equity, since the debt was convertible into common shares of the Company at the option of the issuer. For US GAAP purposes these amounts were treated as a liability.

Accordingly, the dividends associated with these notes were recorded as other paid-in capital for Canadian GAAP purposes, but as interest costs for US GAAP purposes. In addition, when the GEIPPPII Junior Notes were exchanged for preferred shares in December 2004, the associated gain on foreign exchange was recorded as contributed surplus for Canadian GAAP purposes, but as gain on foreign exchange for US GAAP purposes. Also, the set up costs of the GEIPPPII Junior Notes which were recorded as other paid-in capital for Canadian GAAP purposes, were recorded as a debt set-up cost for US GAAP purposes and were accordingly amortized over the term of the debt. Since these notes were a liability for US GAAP purposes, they were consolidated each year at period end rates, rather than historic rates, resulting in a gain or loss on foreign exchange for US GAAP purposes only.

The impact of the above on net income (loss) may be summarized as follows:

	2005	2004	2003	2002	2001

Net income (loss) Canadian GAAP	($3,266)	($888)	$228	($1,344)	192

Adjustments decreasing (increasing)
net income (loss):
Amortization of improvement costs	218	6	(2)	(6)	(39)
Pre-opening costs, expensed under US GAAP	(191)	45	(45)	35	(36)
Dividend on paid-in capital that would be
treated as interest under US GAAP	0	(333)	(347)	(330)	(479)

Net (loss) US GAAP as previously stated	(3,239)	(1,170)	(166)	(1,645)	(362)

Restatements decreasing (increasing)
net income (loss):
Gain on exchange of junior notes	0	0	201	0	0
Amortize set up costs of junior notes	0	0	(45)	(45)	(45)
Gain on translation of convertible notes
using period end rate for US GAAP	0	860	1,023	51	(416)
Net income (loss) US GAAP as restated	($3,239)	($310)	$1,013	($1,640)	($823)

(b) Balance sheet items

For Canadian GAAP purposes, the Company uses the proportionate method of consolidation to record its one-third ownership stake in the joint venture Elephant & Castle restaurant in San Francisco, CA. For US GAAP purposes, there is no proportional consolidation of assets or liabilities for such joint ventures. Instead, the value of the Company’s investment is included in other assets.

For Canadian GAAP purposes, pre-opening costs associated with new store openings are amortized over a period of 12 months commencing at date of opening. For US GAAP purposes, such costs are written off in full as they are incurred.

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

For Canadian GAAP purposes, the GEIPPPII Junior Notes were treated as equity, since the debt was convertible into common shares of the Company at the option of the issuer. For US GAAP purposes these amounts were treated as a liability.

Accordingly, the dividends associated with these notes were recorded as other paid-in capital for Canadian GAAP purposes, but as interest costs for US GAAP purposes. In addition, when the GEIPPPII Junior Notes were exchanged for preferred shares in December 2004, the associated gain on foreign exchange was recorded as contributed surplus for Canadian GAAP purposes, but as gain on foreign exchange for US GAAP purposes. Also, the set up costs of the GEIPPPII Junior Notes which were recorded as other paid-in capital for Canadian GAAP purposes, were recorded as a debt set-up cost for US GAAP purposes and were accordingly amortized over the term of the debt. Since these notes were a liability for US GAAP purposes, they were consolidated each year at period end rates, rather than historic rates, resulting in a gain or loss on foreign exchange for US GAAP purposes only.

The impact of the above on shareholders equity (deficit) may be summarized as follows:

	2005	2004	2003	2002	2001

Shareholders' equity (deficit) Canadian GAAP	($5,795)	($2,642)	$2,470	$1,908	3,421

Adjustments decreasing (increasing)
shareholders' equity (deficit):
Amortization of improvement costs	(160)	(378)	(384)	(382)	(376)
Pre-opening costs, expensed under US GAAP	(191)	0	(45)	(1)	(36)
GEIPPPII Junior Notes
treated as liability under US GAAP	0	0	(6,524)	(5,267)	(4,964)

Equity (deficit) US GAAP as previously stated	(6,146)	(3,020)	(4,483)	(3,742)	(1,955)

Restatements decreasing (increasing)
shareholders' equity (deficit):
Gain on exchange of junior notes
Amortize set up costs of junior notes	0	0	(135)	(90)	(45)
Gain on translation of convertible notes
using period end rate for US GAAP	0	0	657	(365)	(416)
Equity (deficit) US GAAP as restated	($6,146)	($3,020)	($3,961)	($4,197)	($2,416)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The Company owns, operates and franchises casual full service brand name restaurants in Canada and the United States. Its principal brand is “Elephant and Castle.”

Revenues are generated from two main sources:

- Food and beverage sales from Company owned and operated (“Corporate”) stores; and

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

Fifty-two Weeks Ended December 25, 2005 vs. Fifty-two Weeks Ended December 26, 2004

During the fifty-two weeks ended December 25, 2005, the Company saw strong comparable store sales and profit growth from its US operations, reflecting improved operational standards and a strengthening US economy. Comparisons with available market data suggest that the Company’s growth in comparable US store sales has exceeded the average for the casual dining sector by approximately 3% for 12 months to December 25, 2005. (Source: KnappTrack). Canadian same store performance (excluding the three stores which closed in 2005) also showed an encouraging return to growth.

During the fifty-two weeks ended December 25, 2005, the Company opened two new corporate restaurants, a first restaurant in Washington, DC and a second restaurant in Chicago, IL. In addition, an eight franchise restaurant opened in Wexford, PA.

During the fifty-two weeks ended December 25, 2005, the Company generated Earnings Before Tax, Interest, Depreciation and Amortization (“EBITDA”) of US$2,384,000 which represents a 46% increase on the prior year when EBITDA was US$1,634,000. EBITDA is a non-GAAP term, but the Company believes it to be a good measure of underlying business performance, since it excludes the impact of gain/loss on foreign exchange and interest costs, both of which can vary significantly from year to year. The following table provides a reconciliation between Income (Loss) Before Income Taxes and EBITDA:

US$000	2005	2004	2003

Income (Loss) Before Income Taxes	(3,008)	(710)	173
Add back:
Interest on Long-Term Debt	2,605	558	545
(Gain) Loss on Foreign Exchange	679	28	(679)
Amotization	1,872	1,559	1,538
Restaurant Closing Costs	55	0	94
Impairment of Long-Lived Assets	181	199	0

EBITDA	2,384	1,634	1,671

The Company presents its consolidated financial statements in Canadian GAAP, and provides reconciliations to US GAAP where required.

With effect from the reporting period ended December 26, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company‘s functional and reporting currency was the Canadian Dollar.

Sales

Sales increased during the fifty-two weeks ended December 25, 2005 to US$33,045,000 from US$28,202,000 in 2004. The year on year increase in sales of US$4,843,000 is comprised of:

US$
Increase in sales from same US stores (+5.9%)	789,000
Increase in sales from same Canadian stores (+5.2%)	590,000
Impact of Canadian store closures	(527,000)
Consolidation of Canadian Sales at higher exchange rate	1,040,000
Share of sales from new store in San Francisco	29,000
Impact of new stores (Chicago-Huron and Washington, DC)	2,824,000
Changes in other income	98,000

Total change in sales versus 2005	$4,843,000

For the five US Corporate locations open throughout the year, sales for the 2005 period were US$14,127,000, which represents an increase of 5.9% compared to the prior year. Four out of five US same stores showed year on year growth. San Diego sales grew +11.2% versus 2004, representing two year growth of +33.8%, reflecting continuing high hotel occupancy and local events. Chicago (+8.9%), Philadelphia (+7.9%), and Boston (+1.9%) have also shown consistent growth. Seattle (-5.8%) performed below last year.

For the seven Canadian Elephant & Castle corporate locations fully open throughout both periods, sales for the fifty-two weeks ended December 25, 2005 totaled CDN$14,578,000 and were up 5.2% compared to the fifty-two weeks ended December 26, 2004. Three of the seven stores (Toronto Yonge St. +17.2%; Winnipeg +11.7%; Ottawa +6.5%) showed year on year sales increases. The return of NHL hockey in the fourth quarter of 2005 had a positive impact on the Edmonton Whyte Avenue and Rosies on Robson locations bringing their year on year sales to flat. Rosies on Robson also benefited from the Grey Cup week during the month of November.

Net Income/Loss

For the fifty-two weeks ended December 25, 2005, the Company generated a net loss of US$3,266,000 compared to a net loss of US$888,000 for the fifty-two week period in 2004. The current year loss includes a loss on foreign exchange of US$679,000 (2004’s loss was US$28,000), and interest costs of US$2,605,000 (2004’s interest costs were US$558,000) reflecting the Company’s new funding structure. Losses per Common Share for the current period were US$0.57, versus a loss per Common Share of US$0.17 in 2004. The weighted average number of Common Shares outstanding increased from 5,244,507 in 2004 to 5,744,360 for the current year, reflecting the sale and issuance of Common Shares in connection with the Company’s new funding structure, purchase of Common Shares by Management and the issuance of 15,000 Common Shares to directors.

Income from Restaurant Operations

The Company generated income from restaurant operations of US$3,252,000 compared to US$2,719,000 for 2004. The increase versus 2004 of US$533,000 is comprised of:

US$
Increase in income from same US stores	568,000
Increase in income from same Canadian stores	353,000
Impact of Canadian store closures	(303,000)
Impact of foreign exchange	90,000
Income from new store in San Francisco	45,000
Impact of new stores (Chicago-Huron and Washington)	(365,000)
Changes in other income	145,000

Total change in income versus 2005	$533,000

The Company opened two new corporate stores in May 2005, a first store in Washington, DC, and a second store in Chicago, IL (East Huron Street). These new stores generated losses of US$365,000, but this included depreciation and pre-opening cost amortization of US$596,000. Chicago East Huron is operating in line with expectations, but initial operations in Washington, DC have been below budget.

Same Store Performance

The following tables show same store sales and profit performance for US and Canadian stores (in local currency):

US same stores (US$000)

		% of		% of
	2005	sales	2004	sales

SALES	14,127		13,338

RESTAURANT EXPENSES
Food and Beverage Costs	3,471	24.6%	3,366	25.2%
Restaurant Operating Expenses
Labour	4,518	32.0%	4,349	32.6%
Occupancy and Other	3,349	23.7%	3,259	24.4%
Amortization	735	5.2%	899	6.7%
Loss on Asset Disposal	20	0.1%	0	0.0%

	12,093	85.6%	11,873	89.0%

INCOME FROM RESTAURANT OPERATIONS	2,034	14.4%	1,465	11.0%

CDN same stores (CDN$000)
		% of		% of
	2005	sales	2004	sales

SALES	14,578		13,863

RESTAURANT EXPENSES
Food and Beverage Costs	4,275	29.3%	4,215	30.4%
Restaurant Operating Expenses
Labour	4,475	30.7%	4,342	31.3%
Occupancy and Other	3,674	25.2%	3,494	25.2%
Amortization	644	4.4%	724	5.2%
Loss on Asset Disposal	2	0.0%	9	0.1%

	13,070	89.7%	12,784	92.2%

INCOME FROM RESTAURANT OPERATIONS	1,508	10.3%	1,079	7.8%

Canadian same store performance is reported above in Canadian dollars to eliminate the impact of foreign exchange fluctuations and to facilitate year on year comparisons. It excludes the three stores that closed during 2005.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, decreased to 26.4% for the fifty-two weeks ended December 25, 2005, compared to 27.2% for the fifty-two weeks ended December 26, 2004.

Food costs improved reflecting some softening of commodity pricing and an increasing effort in training kitchen personnel and management. The produce market experienced a very stable year without any of the traditional spikes in costs experienced in previous years.

Favorable beef prices reflected increased slaughter in the US and the opening of the Canada/US border early in the year.

Pork slaughter remained fairly high in volume and pork belly prices were traded to a much more favorable price than the previous year.

The Company introduced a wide menu change in July, including price increases in line with the casual dining market.

Labour and Benefits Costs

Labour and benefits increased from 31.4% of sales in 2004 to 31.7% in the current period.

Same store percentages were below last year for both US and Canada.

Higher overall costs reflect start-up staffing costs in the two new US stores, increased minimum wages in Alberta, Manitoba, Saskatoon and Ontario and additional labour cost related to closing three Canadian stores.

Occupancy and Other Operating Costs

Occupancy and other operating expenses as a percentage of sales increased to 25.7% from 25.5% in the same period last year.

In same stores, costs were at or below prior year levels. The overall increase was driven by new and closed store performance.

Impairment of Long-Lived Assets

In accordance with the recommendations of the Canadian Institute of Chartered Accountants (“CICA”), the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

The lease of the Company’s restaurant in Calgary, AB, expired in December 2005. As at September 25, 2005, the Company determined that cash flows expected from this store until the end of the lease were less than the remaining book value of the associated fixed assets.

Accordingly, the Company reduced the net book value of these assets by recording a US$57,000 charge for the impairment of long-lived assets in the third quarter of 2005.

In 2004, the Company agreed to an extension for the lease of its restaurant in Victoria, BC. The extension was for 5 years, but with a landlord’s option to terminate on December 31, 2005, provided that notice was given before June 30, 2005.

In April 2005, the Company received a lease termination notice from the landlord, and vacated the premises on December 31, 2005.

As at September 25, 2005, the net book value of the assets at the Victoria store exceeded the expected cash flows for the remainder of the lease.

Accordingly, the Company reduced the net book value of these assets by recording a US$124,000 charge for the impairment of long-lived assets in the third quarter of 2005.

Restaurant Closing Costs

(i) Closure of Elephant & Castle restaurant in Saskatoon, SK

The Company closed its Saskatoon location in October 2005, on expiry of the lease. Capital asset write-downs and other closure costs totaled US$11,000.

(ii) Closure of Elephant & Castle restaurant in Calgary, AB

The Company closed its Calgary location in December 2005, on expiry of the lease. Capital asset write-downs and other closure costs totaled US$23,000.

(iii) Closure of Elephant & Castle restaurant in Victoria, BC

The Company closed its Victoria location in December 2005, on expiry of the lease. Capital asset write-downs and other closure costs totaled US$21,000.

Amortization Expense

Amortization costs increased from 5.5% of sales in 2004 to 5.7% in 2005.

The increase in amortization can be attributed to an additional US$596,000 in amortization expenses from the new Chicago – Huron and Washington, DC stores.

General and Administrative Costs

General and administrative costs were 9.0% of sales for 2005 and 10.1% for 2004. Costs increased from US$2,843,000 in 2004 to US$2,976,000 in the current period. This reflects conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year, additional travel costs in support of new store openings and the increasing cost of complying with the Sarbanes Oxley Act of 2002 and other SEC requirements. The US$133,000 increase versus 2004 is comprised of:

US $
Increase in costs of Vancouver office	(202,000)
Exchange rate applied to Vancouver office costs	(215,000)
Decrease in costs of San Antonio office, closed 2004	284,000

Total increase in G&A costs vs 2004	(133,000)

Gain (loss) on foreign exchange

For the fifty-two weeks ended December 25, 2005, the Company recorded a loss on foreign exchange of US$679,000 (a loss of US$28,000 in 2004). The loss in the current year reflects the impact of a stronger Canadian dollar on the value of Canadian dollar debt, including preferred shares, when converted into US dollars.

Interest on Long-Term Debt

Interest on long-term debt was US$2,605,000 for the fifty-two weeks ended December 25, 2005, compared to US$558,000 in 2004. The increase is attributable to the interest cost associated with the Company’s new funding structure agreed to in December 2004.

Income/Loss Before Taxes

The Company generated a loss before income taxes of US$3,008,000 for the fifty-two weeks ended December 25, 2005 compared to a loss of US$710,000 for 2004. The current year loss includes a loss on foreign exchange of US$679,000 (loss of US$28,000 in 2004), and interest costs of US$2,605,000 (internet costs of US$558,000 in 2004) reflecting the Company’s new funding structure.

Income Taxes

The Company recorded income taxes of US$88,000 for the fifty-two weeks ended December 25, 2005 (US$52,000 in 2004), representing state taxes which are payable in the US. The Company also recorded a US$170,000 reduction in the value of its Future Income Tax asset in 2005 (versus a reduction of US$126,000 in 2004).

Net Income/Loss

For the fifty-two weeks ended December 25, 2005, the Company generated a net loss of US$3,266,000 compared to a net loss of US$888,000 for the fifty-two week period ended December 26, 2004. The current year loss includes a loss on foreign exchange of US$679,000 (versus a loss of US$28,000 in 2004), and interest costs of US$2,605,000 (versus interest costs of US$558,000 in 2004) reflecting the Company’s new funding structure. Losses per Common Share for the current period were US$0.57, versus a loss per Common Share of US$0.17 in 2004. The weighted average number of Common Shares outstanding increased from 5,244,507 in 2004 to 5,744,360 for the current year, reflecting the sale and issuance of Common Shares in connection with the Company’s new funding structure, purchase of Common Shares by Management and the issue of 15,000 Common Shares to directors.

Market Risk – Foreign Exchange

The Company’s functional and reporting currency is US dollars. The Company generates approximately CDN$2,400,000 of operating cash flow from its Canadian restaurants each year. These cash flows are generated in Canadian dollars. Offsetting this, the Company incurs approximately CDN$2,700,000 of general and administrative expenses, and approximately CDN$600,000 interest on long-term debt in Canadian dollars.

The Company’s reported earnings are, therefore, subject to exchange rate fluctuations on the approximately CDN$900,000 net cash outflow in Canadian dollars each year.

Also, as noted above, the Company’s reported earnings include gains/losses on foreign exchange, which largely reflect revaluation of the Company’s approximately CDN$13,900,000 of long-term debt.

Seasonality

The fourth quarter of each calendar year continues to be the Company’s strongest trading period, reflecting high volumes during the holiday season.

Seasonal trends have remained broadly constant over the past two years.

The third and fourth quarters of 2004 showed an encouraging improvement in sales and profitability, mainly reflecting double digit same store sales growth in the US. This trend continued during 2005, with continued sales growth in the US, and a return to growth in same Canadian stores.

Total assets and long-term financial liabilities both increased in the fourth quarter of 2004, reflecting the Company’s new funding agreements.

Fifty-two Weeks Ended December 26, 2004 vs. Fifty-two Weeks Ended December 28, 2003

During the fifty-two weeks ended December 26, 2004, the Company saw strong same store sales and profit growth from its US operations, reflecting improved operational standards and a strengthening US economy. Canadian store performance during the same period was mixed. Three of the ten Canadian stores operated under smoking legislation that was not in place during the first half of the prior year.

Sales

Sales increased during the fifty-two weeks ended December 26, 2004 to US$28,202,000 from US$26,725,000 in 2003. The year on year increase in sales of US$1,477,000 was comprised of:

US $
Increase in sales from same US stores (+10.3%)	1,250,000
Increase in sales from same Canadian stores (+1.3%)	174,000
Consolidation of CDN sales at higher exchange rate	995,000
Impact of store closures	(985,000)
Share of sales from new store in San Francisco	128,000
Changes in other income	(85,000)

Total change in sales versus 2003	1,477,000

For the five US Corporate locations open throughout both periods, sales for the 2004 period were US$13,338,000, an increase of 10.3% compared to the prior year. Four out of five US same stores showed year on year growth, including 12.7% from Boston, despite a smoking ban which was introduced mid-2003. San Diego sales had grown 20.1%, partly reflecting high hotel occupancy and local events. Chicago (8.3%) and Philadelphia (8.2%) also showed consistent growth. Only Seattle (-0.6%) performed below 2003’s levels

For the ten Canadian Elephant & Castle Corporate locations open throughout both periods, sales for the fifty-two weeks ended December 26, 2004 totaled CDN$18,162,000 and up 1.3% compared to the fifty-two weeks ended December 28, 2003, reflecting a stronger third and fourth quarter. Five of the ten stores (Ottawa 8.2%; Winnipeg 7.9; Toronto Yonge St. 7.5%; Toronto King St. 4.7%; Victoria 2.4%;) showed year on year sales increases. Sales in the three stores operating under smoking bans that were not in force during the first half of 2003 were all down versus the prior year (Edmonton City Centre 6.8%; Saskatoon 15.3%; Calgary 11.2%) . The hockey lockout during the fourth quarter had a negative impact on Rosie’s on Robson and Edmonton Whyte Avenue resulting in full year sales being down 1.1% and 1.2%, respectively, for the year, despite strong first half performances.

Net Income/Loss

For the fifty-two weeks ended December 26, 2004, the Company generated a net loss of US$888,000 compared to a net profit of US$228,000 for the fifty-two week period in 2003. In March 2004, the Company made the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends that had been experienced particularly in US stores in the previous six months. As a result, the Company invested US$180,000 mainly during the second quarter of 2004 in marketing, menu development and non-capital store improvements. US$148,000 is reported as store operating costs and US$32,000 as additional brand development costs in general and administration costs. The current year loss is after charging US$199,000 for the impairment of long-lived assets, in accordance with recommendations of the CICA (2003 = Nil). The net income for the prior year includes the benefit of a US$679,000 gain on foreign exchange (there was a loss of US$28,000 in 2004). Losses per share for the current period were US$0.17, versus income per share of US$0.04 in 2003. The weighted average number of shares outstanding increased from 5,163,271 in 2003 to 5,244,507 for 2004, following the issue of 81,900 shares to subordinated note holders in consideration of their agreeing to vary the terms of the notes and the issue of 18,000 shares to directors. A further 382,927 shares were issued to subordinated note holders and Management on completion of the new funding arrangements.

Income from Restaurant Operations

The Company generated income from restaurant operations of US$2,719,000 compared to US$2,740,000 for 2003. The decrease versus 2003 of US$(21,000) was comprised of:

US $
Increase in income from same US stores	365,000
Decline in income from same Canadian stores	(278,000)
Impact of foreign exchange	83,000
Impact of store closures	(51,000)
Income from new store in San Francisco	100,000
Asset impairment charges	(199,000)
Changes in other income	(41,000)

Total change in income versus 2003	(21,000)

Same store performance

The following tables show same store sales and profit performance for US and Canadian stores (in local currency):

US same stores (US$000)
	2004	% of sales	2003	% of sales

SALES	13,338		12,088

RESTAURANT EXPENSES
Food and Beverage Costs	3,366	25.2%	3,060	25.3%
Restaurant Operating Expenses
Labour	4,349	32.6%	3,957	32.7%
Occupancy and Other	3,259	24.4%	3,139	26.0%
Depreciation and Amortization	899	6.7%	832	6.9%

	11,873	89.0%	10,988	90.9%

INCOME FROM RESTAURANT OPERATIONS	1,465	11.0%	1,100	9.1%

CDN same stores (CDN$000)
	2004	% of sales	2003	% of sales

SALES	18,162		17,936

RESTAURANT EXPENSES
Food and Beverage Costs	5,423	29.9%	5,256	29.3%
Restaurant Operating Expenses
Labour	5,564	30.6%	5,365	29.9%
Occupancy and Other	4,885	26.9%	4,690	26.1%
Depreciation and Amortization	771	4.2%	753	4.2%
Loss on Asset Disposal	9	0.0%	0	0.0%

	16,652	91.7%	16,064	89.6%

INCOME FROM RESTAURANT OPERATIONS	1,510	8.3%	1,872	10.4%

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, increased to 27.2% for the fifty-two weeks ended December 26, 2004, compared to 26.8% for the fifty-two weeks ended December 28, 2003.

During 2004, the Company experienced upward pressure on food costs, particularly for protein products. In line with most of its competitors, the Company held its menu prices steady until the end of June 2004.

In both the US and Canada, the beef market was difficult throughout 2004 due to the continued uncertainty caused by BSE. Fixed price contract items were 5% higher than 2003. Non-contracted items peaked in cost in the third quarter and eased slightly in the fourth quarter.

Poultry prices in the US during 2004 saw as much as a 25% increase at their peak. This pricing eased in the fourth quarter of 2004. However, poultry consumption in the US was estimated at 25% higher in 2004 than in 2003. Canadian chicken prices were substantially higher throughout most of 2004. The Avian Influenza epidemic increased costs by up to 20%.

The Fraser Valley poultry operations came back on stream in 2004 with September hatchings but this product did not start to hit the markets until mid-November so no price relief was felt in 2004 as consumption remained very high and supply remained limited.

US pork prices remained high in 2004 with bacon in particular still up 30 to 40%. Canadian pork prices eased in the fourth quarter of 2004 but were still 20 to 25% higher than the year prior.

Labour and Benefits Costs

Labour and benefits increased from 31.0% of sales in 2003 to 31.4% in the current period.

Lower costs in same US stores reflected good labour control against a background of improved sales, more than offsetting wage and benefit rate pressures.

Higher costs in same Canadian stores in 2004 reflected broadly flat sales and the minimum wage increases in Ontario and Manitoba.

Occupancy and Other Operating Costs

Occupancy and other operating expenses as a percentage of sales decreased to 25.5% in 2004 from 25.9% in 2003.

In March 2004, the Company made the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the preceding six months. As a result, the Company invested US$148,000 mainly during the second quarter of 2004 in marketing, menu development and non-capital store improvements.

Lower percentage costs in same US stores reflected higher volumes.

Depreciation and Amortization Expense

Depreciation and amortization costs decreased to 5.5% of sales for 2004 from 5.8% in 2003.

The fall in same US store depreciation as a percentage of sales reflected higher sales.

Flat depreciation as a percentage of sales in Canadian same stores in 2004 reflected limited refurbishments, against a background of marginally improved sales.

General and Administrative Costs

General and administrative costs were 10.1% for both 2003 and 2004. Costs increased from $2,701,000 in 2003 to $2,843,000 in 2004. This reflected conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. The US$142,000 increase in 2004 versus 2003 was comprised of:

US $
Exchange rate applied to Vancouver office costs	(123,000)
Increase in costs of Vancouver office	(7,000)
Increase in costs of San Antonio office	(12,000)

Total increase in G&A costs vs 2003	(142,000)

Higher costs of the Vancouver office included US$32,000 of brand and menu development costs. Increased costs in San Antonio reflected the cost of closing this office in the fourth quarter of 2004.

Impairment of Long-Lived Assets

In accordance with the new recommendations of the CICA, the Company compared the net book value of its long-lived assets with the cash flows those assets were expected to generate over their remaining useful lives.

The lease of the Company’s restaurant in Saskatoon, SK, expired in October 2005 and the discounted value of the cash flows expected from this store from March 29, 2004 until that time were US$147,000 lower than the net book value of the associated fixed assets as at March 28, 2004.

The lease of the Company’s restaurant in Calgary, AB, expired in August 2005, and the discounted value of the cash flows expected from this store from December 26, 2004 until that time were US$52,000 lower than the net book value of the associated fixed assets as at December 26, 2004.

Accordingly, the Company reduced the net book value of these assets by recording a US$199,000 charge for the Impairment of Long-Lived Assets in 2004.

Gain (loss) on foreign exchange

For the fifty-two weeks ended December 26, 2004, the Company recorded a loss on foreign exchange of US$28,000 (in 2003, there was a gain of US$679,000).

Interest on Long-Term Debt

Interest on long-term debt was US$558,000 for the fifty-two weeks ended December 26, 2004, compared to US$545,000 in 2003. The 2004 figure includes only 10 days of interest costs under the Company’s new funding arrangements, and is therefore only US$13,000 higher than the prior year. For the year ending December 25, 2005, interest costs increased significantly, reflecting the Company’s new funding arrangements.

Income/Loss Before Taxes

The Company generated a loss before income taxes of US$710,000 for the fifty-two weeks ended December 26, 2004 compared to an income of US$173,000 for 2003. In March 2004, the Company made the strategic decision to increase store expenditures in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends which had been experienced particularly in US stores in the prior six months. As a result, the Company invested US$180,000 mainly during the second quarter of 2004 in marketing, menu development and non-capital store improvements. The loss in 2004 was after charging US$199,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The prior year profit included the benefit of a US$679,000 gain on foreign exchange (in 2004, there was a loss of US$28,000).

Income Taxes

The Company recorded income taxes of US$52,000 for the fifty-two weeks ended December 26, 2004 (US$55,000 in 2003), representing State taxes which are payable in the US. The Company also reassessed the value of its future income tax asset, resulting in a charge for 2004 of US$126,000.

Net Income/Loss

For the fifty-two weeks ended December 26 2004, the Company’s net loss was US$888,000 compared to a net income of US$228,000 for the fifty-two week period in 2003. In March 2004, the Company made the strategic decision to increase store expenditure in certain areas in order to roll-out brand enhancements and to underpin and build on the strong store sales trends that had been experienced particularly in US stores in the previous six months. As a result, the Company invested US$180,000 mainly during the second quarter of 2004 in marketing, menu development and non-capital store improvements. The loss in 2004 was after charging US$199,000 for the impairment of long-lived assets, in accordance with the new recommendations of the CICA (2003 = Nil). The 2003 profit included the benefit of a US$679,000 gain on foreign exchange (there was a loss of US$28,000 in 2004). Losses per share for the current period were US$0.17, versus income per share of US$0.04 in 2003. The weighted average number of shares outstanding increased from 5,163,271 in 2003 to 5,244,507 for 2004.

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

The Company conducted a full review for the year ended December 25, 2005 and concluded that, having completed the closure of three Canadian stores during 2005, no further provisions for the impairment of long-lived assets were required as at December 25, 2005.

(2) Future income taxes

The Company has calculated, as at December 25, 2005, the following values for future income tax benefits:

(a) Non-capital loss carry forwards -

US $000		FIT	Valuation		FIT
	Losses	Benefit	Allowance		Asset
US operations	8,079	2,828	(1,414)	50%	1,414
CDN operations	595	232	(116)	50%	116
Group functions	5,132	2,002	(2,002)	100%	0

	13,806	5,062	(3,532)		1,530

(b) Fixed asset values for tax purposes in excess of book values

US $000	FIT	Valuation		FIT
	Benefit	Allowance		Asset
US operations	685	(343)	50%	342
CDN operations	454	(227)	50%	227
Group functions	27	(27)	100%	0

	1,166	(597)		569

The Company has applied 50% valuation allowances against both its US and Canadian operations. The Company considers these valuation allowances to be appropriate. The Company has applied a 100% valuation allowance against its group function, since at current business volumes this entity does to generate taxable profits.

In addition, the Company has US$8,362,000 of net capital losses, against which a 100% valuation allowance has been applied.

Summary of future income tax asset as at December 25, 2005 -

US $000	FIT	Valuation	FIT
	Benefit	Allowance	Asset
Tax benefit of non-capital loss carry forwards	5,062	(3,546)	1,516
Tax benefit of capital loss carry forwards	1,203	(1,203)	0
Fixed asset values for tax purposes in excess of book values	1,166	(583)	583

	7,431	(5,332)	2,099

Liquidity and Capital Resources

On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN$5,000,000 (US$4,288,000) for the purposes of opening new Elephant & Castle restaurants and refurbishing existing Elephant & Castle restaurants.

As at December 25, 2005, the Company had invested US$4,685,000 in the building of its two new restaurants in Chicago, IL and Washington, DC, both of which opened in the spring of 2005.

The Company experienced significant unbudgeted construction issues in the building of its Washington, DC store, resulting in a higher than expected total cost to open of US$3,067,000.

The Company’s remaining cash balance as at December 25, 2005 was US$956,000. This balance will allow the Company to continue its planned refurbishment and to maintain current operations. The Company expects to generate sufficient cash from its existing and new stores to be able to continue its expansion program in 2006.

As a result of the December 17, 2004 funding arrangements, the structure of the Company’s pre-existing debt and equity were substantially altered, as described below.

(a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

In consideration for the surrender of US$3,900,000 of the existing Senior Notes, the surrender of US$5,000,000 of the existing Junior Notes and the exchange of US$1,209,000 of accrued interest on these Notes the Company issued US$4,204,000 of new Secured Notes, 3,653,972 of CDN$2 (US$1.72) Preferred Shares and a warrant to purchase 1,750,000 Common Shares. The Secured Notes bear interest at 14%, which is deferred until payments commence in March 2007, except in certain circumstances and are fully repayable on December 18, 2009. The Preferred Shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown and the Secured Notes are repaid in full. The Preferred Shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. Unless redeemed earlier, the Preferred Shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500,000, at the rate of three Common Shares for every Preferred Share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share.

(b) Transactions with Crown

The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN$5,000,000 (US$4,288,000). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN$40,000 (US$34,000) commence in December 2006, rising to CDN$60,000 (US$51,000) in December 2007 and CDN$100,000 (US$86,000) in

December 2008, with the balance of CDN$2,600,000 (US$2,230,000) repayable by December 17, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 Common Shares of the Company and 730,794 Preferred Shares of the Company for one hundred Canadian dollars, representing 15% of the outstanding shares of both classes of shares and a further warrant to purchase 350,000 Common Shares. These further warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share.

(c) Transactions with Management

The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN$265,000 (US$227,000), over a period of 18 months, 699,534 Common Shares and 487,196 Preferred Shares, representing 10% of the outstanding shares of both classes of shares. Management has made an initial payment of CDN$115,000 (US$99,000). In connection with this purchase, Management have also been issued a warrant for the purchase of an additional 5% of both classes of shares for CDN$133,000 (US$114,000).

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

The terms of the 8% convertible, subordinated notes of the Company issued in 2000 ("Delphi Financing") have been amended such that the coupon has been increased to 9.25% and repayment has been scheduled to re-commence in March 2007.

(e) Accounting treatment of Preferred Shares

Holders of Preferred Shares have the ability to require redemption of their shares at a future date at a predetermined price. In accordance with CICA handbook sections 3860.20 and 3860.22 and with EIC 149, the Preferred Shares have been recorded as long-term debt at CDN$2 (US$1.72) per share, with dividends earned on the shares recorded as interest expense. In addition, redemption premiums accrued from the date of issue have been added to long-term debt. All warrants issued for the purchase of Preferred Shares are treated as a liability. Accordingly, no stock-based compensation expense was recorded for the issue of these warrants.

(f) Prior years’ accounting treatment of Junior Notes

For the fifty-two weeks ended December 26, 2004, the Junior Notes were recorded as an equity instrument.

For the twelve-month period ended June 30, 2002, the Company did not achieve the EBITDA target required to convert the first tranche of Junior Notes into shares. It did, however, achieve 67% of the target and, therefore, would still have been able to convert both the first and second tranche of Junior Notes into equity, if the Company had met 100% of its EBITDA target for the twelve months ending June 30, 2003. Achievement of 80% of the EBITDA target for the twelve months ending June 30, 2003 would have allowed the Company to convert two-thirds of the second tranche of Junior Notes into equity, but the Company would have lost the ability to convert any of the first tranche.

For the twelve-month period ended June 29, 2003, the Company achieved less than 67% of the original EBITDA target. Under the terms of the original agreement, this would have required the Company to reclassify the first two tranches as a debt instrument.

The Company, however, reached an agreement with GEIPPPII to modify the terms of the Junior Notes, such that the test for mandatory conversion of all four tranches was dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the Junior Notes was required for the fifty-two week period ended December 26, 2004.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CDN GAAP AND US GAAP)

The Company prepares its financial statements in accordance with Canadian GAAP. (The reader is referred to note 16 of the Notes to Consolidated Financial Statements for the year ended December 25, 2005 for additional explanation.) The financial statements, if prepared in accordance with US GAAP, would have differed as follows:

Net loss for the year ended December 25, 2005 would have been reduced by US$27,000, comprised primarily of pre-opening costs which would have been expensed in 2005 under US GAAP, offset by the closure of three Canadian stores and the consequent write-back for US GAAP of leasehold depreciation previously accelerated under US GAAP. Net loss for the year ended December 26, 2004 would have decreased by US$578,000, comprised primarily of dividends on convertible subordinated debentures that would have been treated as interest expense under US GAAP, offset by pre-opening costs which would have been expensed in 2003 under US GAAP, and a gain on translation of convertible notes using period end rates for US GAAP. Net income for the year ended December 28, 2003 would be increased by US$785,000 comprised primarily of a gain on translation of convertible notes using period end rates for US GAAP, partly offset by dividends on convertible subordinated debentures that would have been treated as interest expense under US GAAP, and pre-opening costs that would have been expensed in 2003 under US GAAP. The impact of these adjustments would leave the net loss per share in 2005 unchanged at $0.57 but would increase the net loss per share in 2004 from US$0.17 under CDN GAAP to a loss of US$0.22 under US GAAP. For 2003, the income per share of US$0.04 under CDN GAAP would change to a loss of US$0.03 per share under US GAAP.

Shareholders’ deficit at December 25, 2005 would increase by

US$351,000 from a deficit of US$5,795,000 under CDN GAAP to a deficit of US$6,146,000 under US GAAP. Shareholders’ deficit at December 26, 2004 would increase by US$378,000 from a deficit of US$2,642,000 under CDN GAAP to a deficit of US$3,020,000 under US GAAP.

Off-Balance Sheet Arrangements

At December 25, 2005, the Company did not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

		Payments due by period:
	Total	Less than	1 to 3	3 to 5	More than
US$000	Outstanding	1 year	years	years	5 years

Long-term debt obligations	17,339	34	1,388	15,917	0
Capital lease obligations	8	7	1	0	0
Operating lease obligations	10,366	1,719	3,182	2,387	3,078
Purchase obligations	107	107	0	0	0
Other long-term obligations	57	57	0	0	0

Total contractual obligations	27,877	1,924	4,571	18,304	3,078

Recent Accounting Pronouncements

Not Applicable.

ITEM 7A         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in foreign currency exchange risks. The Company’s borrowings are at fixed interest rates, so the Company is not significantly exposed to changes in interest rates. The Company is also subject to risk associated with changes to commodity prices such as meat, poultry and dairy products. In the event of a significant shift in pricing of one or more commodity, the Company would attempt to vary its pricing, product mix or recipes to mitigate any adverse impact of such changes, to the extent that the competitive nature of the restaurant industry may allow.

Market Risk – Foreign Exchange

The Company’s functional and reporting currency is US dollars. The Company generates approximately CDN$2,400,000 of operating cash flow from its Canadian restaurants each year. These cash flows are generated in Canadian dollars. Offsetting this, the Company incurs approximately CDN$2,700,000 of general and administrative expenses, and approximately CDN$600,000 interest on long-term debt in Canadian dollars.

The Company’s reported earnings are, therefore, subject to exchange rate fluctuations on the approximately CDN$900,000 net cash outflow in Canadian dollars each year.

Also, the Company’s reported earnings include gains/losses on foreign exchange, which largely reflect revaluation of the Company’s approximately CDN$13,900,000 of long-term debt.

As of December 25, 2005, the potential reduction in future reported earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately US$1,066,000. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars. At December 25, 2005 and December 26, 2004, we had no outstanding currency forward exchange contracts and during the 12 months ended December 25, 2005 and December 26, 2004, we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for these periods.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ELEPHANT & CASTLE GROUP INC.

Consolidated Financial Statements
December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)

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

President and Chief Executive Officer

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF ELEPHANT & CASTLE GROUP INC.

We have audited the consolidated balance sheets of Elephant & Castle Group Inc. as at December 25, 2005 and December 26, 2004 and the consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Elephant & Castle Group Inc. as at December 25, 2005 and December 26, 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2005 in accordance with Canadian generally accepted accounting principles, applied on a consistent basis. Accounting principles generally accepted in Canada differ in certain significant respects from accounting principles generally accepted in the United States of America and are discussed in Note 16 (as restated) to the consolidated financial statements.

“Pannell Kerr Forster”
(Registered with the PCAOB as “Smythe Ratcliffe”).

Chartered Accountants

Vancouver, Canada
February 3, 2006

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
At December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousands of Dollars)

	2005	2004
Assets (note 6)
Current
Cash	$956	$3,981
Accounts receivable	558	423
Inventory	380	354
Deposits and prepaid expenses	396	664
Pre-opening costs	191	0
Total Current Assets	2,481	5,422
Property, Plant and Equipment (note 3)	8,187	5,469
Future Income Tax Benefits (note 13)	2,099	2,250
Other (note 4)	1,915	2,023
Total Assets	$14,682	$15,164

Liabilities
Current
Accounts payable and accrued liabilities (note 5)	$2,713	$2,535
Current portion of long-term debt (notes 6 and 7)	41	20
Total Current Liabilities	2,754	2,555
Long-Term Debt (notes 6, 7 and 8(b))	17,306	15,242
Other Liabilities	417	9
Total Liabilities	20,477	17,806

Shareholders' Equity (Deficit)

Common Shares (note 8(a))	13,112	12,999
Contributed Surplus (note 8(c))	1,282	1,282
Cumulative Translation Adjustment (note 8(e))	(880)	(880)
Deficit	(19,309)	(16,043)
Total Shareholders’ Equity (Deficit)	(5,795)	(2,642)

Total Liabilities and Shareholders’ Equity (Deficit)	$14,682	$15,164

Contingencies and Commitments (notes 10 and 11)
Approved on behalf of the Board:

/s/ R. Bryant	Director	/s/ T. Chambers	Director
R. Bryant		T. Chambers

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Operations
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousands of Dollars, except net income (loss) per share)

	2005	2004	2003
Sales
Corporate locations	32,542	27,719	26,206
Revenue from Franchises	503	483	519
Total Sales	33,045	28,202	26,725

Restaurant Expenses
Food and beverage	8,731	7,682	7,171
Operating
Labour	10,466	8,862	8,273
Occupancy and other	8,488	7,181	6,909
Impairment of Long Lived Assets (notes 12 (a) and (b))	181	199	0
Restaurant closing costs (notes 12 (c) and (d))	55	0	94
Amortization	1,872	1,559	1,538
	29,793	25,483	23,985
Income from Restaurant Operations	3,252	2,719	2,740

General and Administrative Expenses	2,976	2,843	2,701
(Gain) Loss on Foreign Exchange (note 2 (h))	679	28	(679)
Interest on Long-Term Debt	2,605	558	545
	6,260	3,429	2,567

Income (Loss) Before Income Taxes	(3,008)	(710)	173
Income Taxes (Charge) Recovery (notes 10 and 13)	(88)	(52)	55
Future Income Tax (Charge) Recovery (note 13)	(170)	(126)	0

Net Income (Loss) for Year	$(3,266)	$(888)	$228

Net Income (Loss) Per Common Share (note 2(i))
Basic	(0.57)	(0.17)	0.04
Diluted (note 2(i))			0.04

Weighted Average Number of
Common Shares Outstanding
Basic	5,744,360	5,244,507	5,163,271
Diluted (note 2(i))			5,163,271

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity (Deficit)
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousands of Dollars)

	2005	2004	2003
Number of Common Shares Issued
Beginning balance	5,629,411	5,146,604	5,144,604
Issue of shares
On renegotiation of debenture interest		161,235	0
For services	15,000	18,000	27,000
Purchased by Management	227,676	303,572	0
Repurchase and cancellation of shares		0	(25,000)
Ending Balance	5,872,087	5,629,411	5,146,604
Common Shares Issued
Beginning balance	$12,999	$12,829	$12,879
Issue of shares
On renegotiation of debenture interest	0	59	0
For services	5	6	11
Purchased by Management	108	106	0
Repurchase and cancellation of shares	0	0	(61)
Ending balance	$13,112	$12,999	$12,829
Contributed Surplus
Beginning balance	$1,282	$0	$0
Issue of shares
On cancellation of Junior Notes and
issuance of Preferred Shares	0	201	0
For issue of warrants	0	1,081	0
Ending balance	$1,282	$1,282	$0
Other Paid-In Capital
Beginning balance	$0	$5,343	$4,996
Deferred interest on convertible notes	0	0	347
On cancellation of shares	0	0	0
On cancellation of Junior Notes	0	(5,343)	0
Ending balance	$0	$0	$5,343
Currency Translation Adjustment
Beginning balance	$(880)	$(880)	$($1,347)
Deferred gain incurred during year	0	0	467
Ending balance	$(880)	$(880)	$(880)
Deficit
Beginning balance	$(16,043)	$(14,822)	$(14,620)
Dividends on other paid-in capital	0	(333)	(347)
On cancellation of shares	0	0	(83)
Net income (loss)	(3,266)	(888)	228
Ending balance	$(19,309)	$(16,043)	$(14,822)
Total Shareholders' Equity (Deficit)	$(5,795)	$(2,642)	$2,470

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousands of Dollars)

	2005	2004	2003

Operating Activities
Net income (loss)	$(3,266)	$(888)	$228
Operating items not using cash
Amortization	1,872	1,559	1,538
Loss (Gain) on Foreign Exchange	679	28	(679)
Impairment of Long-Lived Assets	181	199	0
Non-Cash Interest	1,998	317	216
Future Income Tax	170	126	0
Other	(569)	992	(308)

Operating Cash Flow	1,065	2,333	995

Changes in Non-Cash Working Capital
Accounts receivable	(135)	(75)	(145)
Inventory	(26)	(49)	(2)
Deposits and prepaid expenses	268	(442)	115
Accounts payable and accrued liabilities	178	(1,045)	116

	285	(1,611)	84

Cash Provided by Operating Activities	1,350	722	1,079

Investing Activities
Acquisition of property, plant and equipment	(4,495)	(560)	(277)
Acquisition of other assets and pre-opening costs	(521)	0	(181)

Cash Used in Investing Activities	(5,016)	(560)	(458)

Financing Activities
Deferred finance charges	601	(372)	0
Repurchase of shares	0	0	(150)
Proceeds from long-term debt	0	3,842	0
Proceeds from sale of shares	71	93	0
Repayment of long-term debt	(31)	(154)	(488)

Cash Provided by (Used in) Financing Activities	641	3,409	(638)

Inflow (Outflow) of Cash	(3,025)	3,571	(17)
Cash, Beginning of Year	3,981	410	427

Cash, End of Year	$956	$3,981	$410

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$608	$86	$241
Income taxes	$126	$45	$221

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars)

1.	BASIS OF PRESENTATION

These financial statements include the accounts of Elephant & Castle Group Inc. ("the Company") and its wholly-owned subsidiaries described below. All significant inter-company balances and transactions are eliminated.

(a) The Elephant and Castle Canada Inc. (the “Canadian subsidiary") owns and operates English style restaurants across Canada under the name "The Elephant & Castle Restaurant and Pub";

(b)

Elephant & Castle Inc. (the “US subsidiary") incorporated in Texas and its subsidiaries own and operate English style restaurants in Washington, Pennsylvania, Massachusetts, California, Illinois and in Washington D.C.;

One such subsidiary, E&C Chicago Corporation, owns E&C San Francisco LLC, a single purpose entity which is the ownership vehicle for the Company’s one-third stake in BC Restaurants LLC, a joint venture company which manages the Elephant & Castle restaurant in San Francisco (note 2(l)); and

(c) Elephant & Castle International, Inc. incorporated in Texas, franchises the Elephant & Castle British-style pub and restaurant concept.

With effect from the reporting period ended December 26, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company‘s functional and reporting currency was the Canadian Dollar. Comparative figures for 2003 have been restated in US Dollars.

This change in functional and reporting currency has been adopted because:

(a)

Over the past 3 years, the Company has focused on growing its operations in the US, while selectively closing non-core Canadian locations as the leases of those locations have expired. In the current reporting period, 58% of Income from Restaurant Operations originated in the US; and

(b) The Company’s shares are traded in US Dollars on the Over-the-Counter Bulletin Board (the “OTCBB”).

For comparative purposes, in line with the recommendations of the Canadian Institute of Chartered Accountants (“CICA”) handbook and of the Financial Accounting Standards Board (“FASB”) as set out in FAS 52, the Company has translated its prior year’s consolidated financial statements as reported in Canadian Dollars into US Dollars using the current method of translation.

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

Certain comparative figures have been restated to conform to the current year’s presentation.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Franchise fees

The Company recognizes initial fees from the sale of franchises as revenue once the Company has fully complied with its obligations to the new franchisee in providing operational support and training regarding the opening of the restaurant. For the year ended December 25, 2005 such fees were $25. (2004 – $15, 2003 – $71).

Continuing franchise royalties are recognized as revenue as they are earned.

Total revenue from franchises is disclosed as a separate line item within total sales on the Company’s Consolidated Statements of Operations.

The Company has no obligated costs in connection with continuing franchise royalties, but provides ongoing operational support and advice to franchisees. This support is provided by the same operational management teams that supports the Company’s corporately owned restaurants, and as such cannot be separately identified and reported. These costs are included within the Company’s general and administrative expenses, as are the costs associated with marketing and selling new franchises.

Income from restaurant operations derived from franchise operations is therefore equal to total revenue from franchises.

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

China, glassware and cutlery are recorded at cost. Replacements are charged directly to operations.

(d)	Intangible assets

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(e)	Pre-opening costs

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

Income taxes are calculated using the liability method of tax accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate future income tax assets or liabilities. Future income tax assets or liabilities are calculated using tax rates anticipated to apply in the periods that the temporary differences are expected to reverse. A valuation allowance is provided to reduce the asset to the net amount management estimates to be more likely than not to be realized (note 13).

(h)	Foreign currency translation

Amounts recorded in foreign currency are remeasured into US dollars as follows:

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

Gains and losses arising from this remeasurement of foreign currency are included in net income .

(i)	Net income (loss) per share

Net income (loss) per share computations are based on the weighted average number of common shares outstanding during the year. Diluted loss per share has not been presented as the effects of the outstanding stock options and warrants are anti-dilutive.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(j)	Use of estimates

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

	(k)	Stock based compensation

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

	(l)	Joint venture

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

Revenues, costs, assets and liabilities proportionate to the Company’s one-third ownership stake are included in the 2005 and 2004 consolidated financial statements. Additional costs have been recorded to reduce the Company’s profit share to 15% in both 2005 and in 2004, consistent with the sliding scale of profit participation detailed in the joint venture agreement (note 16(b)).

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

3.	PROPERTY, PLANT AND EQUIPMENT

		2005
		Accumulated
	Cost	Amortization	Net

Leasehold improvements	$13,261	$7,663	$5,598
Furniture and fixtures	5,174	3,267	1,907
China, glassware and cutlery	350	0	350
Computer equipment	787	455	332
	$19,572	$11,385	$8,187
		2004
		Accumulated
	Cost	Amortization	Net

Leasehold improvements	$10,593	$7,262	$3,331
Furniture and fixtures	5,376	3,805	1,571
China, glassware and cutlery	346	0	346
Computer equipment	758	537	221
	$17,073	$11,604	$5,469

4.	OTHER ASSETS

	2005	2004

Deferred finance costs	$1,837	$1,876
Other	58	127
Trademark	20	20

	$1,915	$2,023

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2005	2004

Trade Payables	$1,444	$1,262
Accrued salaries, wages and related	607	507
Sales taxes	249	198
Occupancy and other operating	118	187
Provision for income taxes (note 10)	140	170
Other payables	105	128
Debt redemption and other interest	50	33
Prepaid supplier rebates	0	25
Closing costs and legal settlement	0	25
	$2,713	$2,535

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

6.	FINANCING STRUCTURE

On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN$5,000 (US$4,288) for the purposes of opening new Elephant & Castle restaurants and refurbishing existing Elephant & Castle restaurants. In addition, the structure of the Company’s pre-existing debt and equity were substantially altered, as described below.

	(a)	Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

In consideration for the surrender of US$3,900 of the existing Senior Notes, the surrender of US$5,000 of the existing Junior Notes (together with the Senior Notes, the “Notes”) and the exchange of US$1,209 of accrued interest on these Notes the Company issued US$4,204 of new Secured 14% Notes (the “Secured Notes”), 3,653,972 of CDN$2 (US$1.72) preferred shares (note 8(b)) and a warrant to purchase 1,750,000 shares of common stock (note 8 (h) (ii)). The Secured Notes bear interest at 14%, which is deferred until payments commence in March 2007, except in certain circumstances, and are fully repayable on December 18th, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Capital Partners (“Crown”) and the Secured Notes are repaid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof (note 8(b)). Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500, at the rate of 3 shares of common stock for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share.

	(b)	Transactions with Crown

The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN$5,000 (US$4,288). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN$40 (US$34) commence in December 2006, rising to CDN$60 (US$51) in December 2007 and CDN$100 (US$86) in December 2008, with the balance of CDN$2,600 (US$2,230) repayable by December 17, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 shares of common stock of the Company and 730,794 preferred shares of the Company for one hundred Canadian dollars, representing 15% of the outstanding shares of both classes of stock of the Company and a further warrant to purchase 350,000 shares of common stock. These further warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share (notes 8 (g) (iv), 8 (g) (v) and 8(h)(ii)).

	(c)	Transactions with Management

The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN$265 (US$227), over a period of 18 months commencing December 2004, 699,534 common shares and 487,196 preferred shares, representing 10% of the outstanding shares of both classes of stock of the Company. Management made an initial payment of CDN$115 (US$99) on December 17, 2004 and subsequent payments of CDN$86 (US$71) during the year ended December 25, 2005. The remaining balance of CDN$64 (US$55) is payable by June 30, 2006 (note 17). In connection with this purchase, Management has also been issued a warrant for the purchase of an additional 5% of both classes of stock for CDN$133 (US$114) (notes 8 (g) (ii) and 8 (h) (i)).

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

6.	FINANCING STRUCTURE (continued)

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

The terms of the 8% convertible, subordinated notes of the Company issued in 2000 ("Delphi Financing") have been amended such that the coupon has been increased to 9.25% and repayment has been scheduled to re-commence in March 2007.

(e) Prior years’ accounting treatment of GEIPPPII junior notes

For the year ended December 28, 2003, the GEIPPPII Junior Notes were recorded as an equity instrument.

For the twelve month period ended June 29, 2003, the Company achieved less than 67% of the original EBITDA target. Under the terms of the original agreement, this would have required the Company to reclassify the first two tranches as a debt instrument.

The Company, however, reached in 2003 an agreement with GEIPPPII to modify the terms of the Junior Notes, such that the test for mandatory conversion of all four tranches was dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the Junior Notes was required for the year ended December 28, 2003.

(f) Majority shareholder

Prior to the agreement of the Company's new funding structure on December 17, 2004, GEIPPPII owned 62.1% of the Company's outstanding common shares.

Following the new funding agreement, and before any conversion of preferred shares, GEIPPPII owns 50.1% of the Company's outstanding common shares, once Crown exercises its CDN$ One Hundred warrant.

Post-conversion of the preferred shares, GEIPPPII will own the following percentages of the Company’s outstanding common shares:

% owned
by GEIPPPII

(a) If Management performance warrants	66.7%
(for purchase of a further 5% of outstanding shares) are not exercisable

(b) If Management performance warrants	62.3%
(for purchase of a further 5% of outstanding shares) are exercisable

As such, GEIPPPII continues to have voting control over the Company's operations.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

7.	LONG TERM DEBT

	2005	2004
General Electric Investment Private Placement Partners II ("GEIPPPII"), a limited partnership, secured 14% notes, maturing December 18, 2009. Interest payments are deferred until March 2007, at which point interest is to be paid quarterly in cash. Deferred interest is to be repaid along with the principal on December 18, 2009.	$4,805	$4,204

First secured loan from Crown for CDN$5,000 (US$4,288) bearing an interest rate of 12% per annum. Interest is payable monthly in cash. Monthly principal payments of CDN$40 (US$34) commence in December 2006 rising to CDN$60 (US$51) in December 2007 and CDN$100 (US$86) in December 2008, with the balance of CDN$2,600 (US$2,230) repayable by December 17, 2009.	4,288	4,066

4,023,975 Preferred Shares, Series A, with a redemption price of CDN$2 (US$1.72) per share (note 8(b)). 3,653,972 shares were issued to GEIPPPII in exchange for US$5,000 of Junior Notes, plus US$905 of accrued interest (note 6(a)). The remaining 370,003 shares were issued to management.	6,902	6,287

Redemption premium on Preferred Shares, accruing at 10% per annum or part thereof, to a maximum of 50% (note 8(b)).	695	17

Convertible subordinated notes issued in 2000 to the Delphi Investors, originally due December 31, 2003, but now repayable in quarterly instalments of US$38 beginning March 2004 with one final instalment of US$243 due on December 31, 2009. Interest at 9.25% per annum payable quarterly in cash (note 6(d)).	649	661

Capital lease obligations repayable over terms ranging from 36 to 60 months, interest rates average 13%.	8	27

	17,347	15,262
Less: Current portion	41	20

	$17,306	$15,242

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

7.	LONG TERM DEBT (continued)

Long-term debt principal repayments due in each of the next five fiscal years are as follows:

2006	$41
2007	584
2008	805
2009	15,917
2010 and after	0

$17,347

8.	CAPITAL STOCK

(a)	Common Shares

Authorized – 20,000,000 Common Shares without par value

Issued – 5,872,087 (2004 – 5,629,411) Common Shares

Shares issued and cancelled are recorded at the market price on the date of the transaction.

(b)	Preferred Shares

Authorized – 10,000,000 Preferred Shares with a par value of CDN$1 (US$0.813) per share (6,000,000 designated as Preferred Shares, Series A)

Issued – 4,023,975 (2004 – 3,865,397) Preferred Shares, Series A

(i)	Voting Rights

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

The holder of the Preferred Shares, Series A, in priority to the holders of the Common Shares, shall be entitled to receive and the Company shall pay thereon, as and when declared by the Directors provided the GEIPPPII 14% Secured Notes and the Crown term loan have been repaid in full, fixed, cumulative cash dividends at the rate of 6% of the Series A Redemption Price of CDN$2.00 (US$1.72) per share per annum payable on the dates to be fixed from time to time by the Directors.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

8.	CAPITAL STOCK (continued)

(iii)	Redemption

Subject to the British Columbia Business Corporations Act and provided that all dividends in respect of the outstanding Preferred Shares, Series A have been declared and paid or set apart for payment, the Company may redeem the whole or any part of the outstanding Preferred Shares, Series A on payment for each share to be redeemed of the Series A Redemption Price of CDN$2 (US$1.72) per share, together with all unpaid declared dividends thereon, which for such purpose shall be treated as accruing up to but excluding the date of such redemption, plus a premium of 10% of the Series A Redemption Price for each year or part thereof from December 17, 2004, Series A, to a maximum premium of 50% of the Series A Redemption Price (all such sums, collectively, the "Series A Redemption Amount").

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

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

(d) If at any time and from time to time there is (i) an amalgamation, consolidation or merger of the Company with or into another Company or (ii) the sale of all or substantially all of the properties and assets of the Company to any other person, then the Company shall provide that the holders of the Preferred Shares, Series A shall thereafter be entitled to receive upon exchange of the Preferred Shares, Series A the number of shares or other securities or property of the Company or of the successor Company resulting from the amalgamation, consolidation, merger or sale to which a holder of Common Shares deliverable upon exchange would have been entitled. In any such event, appropriate adjustments shall be made in the application of the provisions with respect to the rights of the holders of the Preferred Shares, Series A after the reorganization amalgamation, merger, consolidation or sale, as the case may be, so that the provisions of the articles of the Company, without limitation, adjustment of the Series A Conversion Rate then in effect and the number of Common Shares to be obtained by conversion of the Preferred Shares, Series A shall apply after the event as nearly equivalent as may be practicable.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

8.	CAPITAL STOCK (continued)

(vi)	Accounting treatment

	(a)	Preferred shares

Holders of Preferred Shares, Series A, have the ability to require redemption of their shares at a future date, and at a predetermined price. In accordance with CICA handbook sections 3860.20 and 3860.22 and with EIC 149, the Preferred Shares, Series A, have been recorded as long term debt at CDN$2 (US$1.72) per share, with dividends earned on the shares recorded as interest expense. In addition, redemption premiums accrued from date of issue have been added to long term debt. All warrants issued for the purchase of preferred shares are treated as a liability. Accordingly, no stock based compensation expense was recorded for the issue of these warrants (note 8(h)).

	(b)	Transactions with Management

During the year ended December 26, 2004, the Company entered into an agreement with three senior managers (note 6(c)) whereby in order for the lenders to renegotiate the existing debt, the lenders required management to commit to the purchase of 699,354 common and 487,196 preferred shares for total proceeds to the Company CDN$265 (US$215). The price was agreed by way of arms length negotiation, and was deemed to represent fair market value for the shares acquired. As the commitment is directly related to the renegotiation of the debt, any difference between the agreed upon purchase price and the share price as at that date or redemption price per share will be accounted for as debt issue costs.

The common shares have a negotiated purchase price of US$0.10 per share representing fair value at the date of issuance. Any difference between the share price as at that date and the purchase price of US $0.10 per share will be recorded in the balance sheet as a deferred financing fee to be amortized over the remaining life of the GEIPPPII debt.

The Preferred shares have a negotiated price of US$0.30 per share and a redemption value of CDN $2.00 (US$ 1.63) per share. As described in note 8 (b)(vi)(a) the preferred shares are treated as a liability, and accordingly, will be recorded as a liability in the books of the Company at the time of issuance. The difference between the negotiated price of US$0.30 per share and the redemption price will be recorded in the balance sheet as a deferred financing cost and amortized over the remaining life of the related debt.

Warrants issued to management are exercisable in five years from the date of issue, exercisable for a 60 day period provided all the new notes and Crown debt are fully repaid. Past experience indicates the likelihood such warrants will be exercised is not high. Accordingly, no value has been assigned to these warrants.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

8.	CAPITAL STOCK (continued)

(c)	Contributed surplus

Contributed surplus represents:

(i)	Historic values of GE Junior Notes, and associated accrued interest on cancellation;

(ii)	Nominal value of Preferred Shares issued to GEIPPPII for cancellation of Junior Notes; and

(iii)	Deemed value of warrants issued to GEIPPPII and Crown in relation to new funding arrangements (note 6).

(d)	Other paid-in capital

Other-paid in capital represents the value of the GEIPPPII Junior Notes, plus accrued dividends thereon.

The balance was written-down to $Nil in 2004 following the cancellation of the GEIPPPII Junior notes (note 6).

(e)	Cumulative translation adjustment

With effect from the reporting period ended December 26, 2004, the Company denominates its functional and reporting currency to be the US Dollar. Previously the Company‘s functional and reporting currency was the Canadian Dollar. Comparative figures have been restated in US Dollars (note 1).

For comparative purposes, in line with the recommendations of the CICA handbook and of the FASB as set out in FAS 52, the Company has translated its prior year consolidated statements as reported in Canadian Dollars into US Dollars using the current method of translation.

The cumulative translation adjustment of US$880 (2004 - US$880) results from this accounting treatment.

(f)	Stock option plans

Commencing from the year ended December 26, 2004, the Company applies the fair value method in accounting for its stock options granted to employees, directors and consultants and accordingly, compensation expense of $Nil was recognised during the year. (2004 = $Nil)

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

8.	CAPITAL STOCK (continued)

Stock option activity is summarized as follows:

	Number	Exercise Price
	of Shares	(US$)	(Cdn$)

Balance outstanding,
December 28, 2003	584,000	$5.70 *	$8.84

2004- Cancelled/lapsed	(27,500)	1.00	1.40

Balance outstanding,
December 26, 2004	556,500	$5.70 *	$8.84

2005- Cancelled/lapsed	(10,000)	1.00	1.40

Balance outstanding,
December 25, 2005	546,500	$5.79 *	$8.98

*	Weighted average exercise price.

All outstanding options were vested and exercisable as at December 25, 2005.

At December 25, 2005 and at December 26, 2004, options to purchase Common Shares were outstanding as follows:

		Exercise	Balance outstanding
	Expiry	Price	2005	2004

(i)	2006/2007	US $11.26 to US $12.00	74,000	74,000
(ii)	2006/2007	US $10.00 to US $16.00	162,500	162,500
(iii)	2008	US $1.00	310,000	320,000

	Outstanding and exercisable		546,500	556,500

(i)

The 1997 employee option plan set aside 200,000 Common Shares. Options have been granted for 139,000 shares. All options expire on the 5th anniversary date of the grant. None have been exercised through December 25, 2005 and 65,000 of the options were cancelled through December 25, 2005.

(ii)

During 1999, options for 472,500 common shares were granted to five key executives, four of whom commenced employment with the Company in 1997. These stock options were granted in addition to the above stock option plans. None have been exercised and 310,000 of these options were cancelled through December 25, 2005.

(iii)

The 2001 stock options and bonus plan set aside 950,000 Common Shares of which 400,000 were granted in January 2003. None have been exercised, but 90,000 have been cancelled due to option holders leaving the Company’s employment.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

8.	CAPITAL STOCK (continued)

(g)	Warrants to purchase Common Shares.

Warrants to purchase Common Shares may be summarized as follows:

	Number	Exercise Price
	of Shares	(US$)	(Cdn$)
Balance outstanding,
December 28, 2003	1,869,744	$1.00 *	$1.55
2004- Issued	4,049,068	0.32	0.40

Balance outstanding,
December 26, 2004	5,918,812	$0.54*	$0.76
2005- Cancelled/lapsed	0	0	0

Balance outstanding,
December 25, 2005	5,918,812	$0.54*	$0.76

*	Weighted average exercise price.

At December 25, 2005 and at December 26, 2004, warrants to purchase Common Shares were outstanding as follows:

		Exercise	Balance outstanding
	Expiry	Price	2005	2004

(i)	2006	US $1.00	1,869,744	1,869,744
(ii)	2009	See note (8 (g) (ii))	566,434	566,434
(iii)	2009	CDN $0.667	233,333	233,333
(iv)	2014	See note (8 (g) (iv))	1,049,301	1,049,301
(v)	2014	CDN $0.667	2,100,000	2,100,000
(vi)	2014	See note (8 (g) (vi))	100,000	100,000
	Outstanding		5,918,812	5,918,812
	Exercisable		0	0

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

8.	CAPITAL STOCK (continued)

(iv) Ten year warrants, granted to Crown on December 17, 2004 along with warrants for 730,794 Preferred Shares, Series A with a combined total exercise price of one hundred Canadian dollars.

(v) Ten year warrants, granted to GEIPPPII (1,750,000) and Crown (350,000) on December 17, 2004.

(vi) Ten year warrants, with an exercise price of $nil, issued to Crown, exercisable only if the Management warrants in (iii) above are exercisable, to avoid dilution of Crown’s position.

(vii) The value in the warrants in (ii) and (vi) above, totalling $1,792, has been recorded as deferred financing costs and will be amortized over the life of the associated debt. The Company has adopted the fair value method, applying the Black-Scholes option-pricing model, using the following weighted average assumptions:

	2005	2004
Expected life (years)	n/a	5
Interest rate	n/a	4.00%
Volatility	n/a	154.87%
Dividend yield	n/a	0.00%

The warrants in (iii) and (vi) above are deemed to have a cost of $nil due to the restrictions which apply to their exercise.

(h)	Warrants to purchase Preferred Shares.

Warrants to purchase Preferred Shares may be summarized as follows:

	Number	Exercise Price
	of Shares	(US$)	(Cdn$)
Balance outstanding,
December 28, 2003	0	$0.00	$0.00
2004- Issued	1,078,794	0.06*	0.08

Balance outstanding,
December 26, 2004	1,078,794	$0.06	$0.08
2005- Cancelled/lapsed	0	0	0

Balance outstanding,
December 25, 2005	1,078,794	$0.06*	$0.08

*	Weighted average exercise price.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

8.	CAPITAL STOCK (continued)

At December 25, 2005 and at December 26, 2004, warrants to purchase Common Shares were outstanding as follows:

		Exercise	Balance outstanding
	Expiry	Price	2005	2004

(i)	2009	See note (8 (h) (i))	295,799	295,799
(ii)	2014	See note (8 (h) (ii))	730,794	730,794
(iii)	2014	See note (8 (h) (iii))	52,201	52,201
	Outstanding		1,078,794	1,078,794
	Exercisable		0	0

(i) Five year warrants, subject to certain restrictions, granted to Management on December 17, 2004 along with warrants for 566,434 Common Shares, with a combined total exercise price of CDN$133 (US$108).

(ii) Ten year warrants, granted to Crown on December 17, 2004 along with warrants for 1,049,301 Common Shares, with a combined total exercise price of one hundred Canadian dollars.

(iii) Ten year warrants, with an exercise price of $Nil, issued to Crown, exercisable only if the Management warrants in (i) above are exercisable, to avoid dilution of Crown’s position.

(iv) No compensation expense was recorded for the issuance of these warrants (note 8 (b) (vi)).

9.	FINANCIAL INSTRUMENTS

(a)	Fair value

The carrying values of cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments.

The carrying value of long term debt represents fair value, as the interest rate reflects the market rate which the Company would be able to obtain (note 6).

The carrying value of the Preferred Shares approximates the fair value. Redemption premiums and dividend accruals approximate interest rates the Company would acquire for similar loans.

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

9.	FINANCIAL INSTRUMENTS (continued)

	(c)	Interest rate risk

The Company’s current monetary assets and liabilities are not exposed to significant interest rate risk due to their relatively short term nature and the stability of short term interest rates. The Company is exposed to interest rate price risk to the extent that its long-term debts are at fixed rates of interest.

	(d)	Currency risk

The Company’s functional and reporting currency is US dollars. The Company translates the results of Canadian operations into US currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time.

The Company generates approximately CDN$2,400 (US$2,058) of operating cash flow from its Canadian restaurants each year. These cash flows are generated in Canadian dollars. Offsetting this, the Company incurs approximately CDN$2,700 (US$2,315) of general and administrative expenses, and approximately CDN$600 (US$515) interest on long-term debt in Canadian dollars.

The Company’s reported earnings are, therefore, subject to exchange rate fluctuations on the approximately CDN$900 (US$772) net cash outflow in Canadian dollars each year.

69% of the Company’s long-term debt is in Canadian dollars. The Company’s reported earnings include gains/losses on foreign exchange, which largely reflect revaluation of this approximately CDN$13,900 (US$11,900) of Canadian dollar denominated long term debt.

10.	CONTINGENCIES

A Canadian subsidiary of the Company has received notices of reassessment from Canada Revenue Agency (“CRA”) involving a further demand from the CRA for CDN$240 (US$206) relating to disputes concerning construction allowances dating back to 1984.

On September 30, 2005, the Company paid CDN$46 (US$39) to the CRA in partial settlement of this matter. The Company maintains that the remaining CDN$194 (US$166) represents a miscalculation by the CRA relative to the timing of tax losses. However, the Company maintains a provision of CDN$163 (US$140) against the remaining disputed charge.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

11.	COMMITMENTS

The subsidiaries are committed to leases on their restaurant locations extending into the 2015 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:

2006	$1,719
2007	1,711
2008	1,471
2009	1,254
2010 to 2015 inclusive	4,211

$10,366

Most of the aforementioned restaurant leases provide for the payment of additional rent based on percentages of gross annual revenue in excess of minimum rents, or other graduated formulae derived from gross revenue as defined in the particular lease agreements. The percentages range from 3% to 12%.

For the year ended December 25, 2005 minimum rents were US$1,776 (2004 = US$1,457, 2003 =US$1,691) and additional rents paid based on gross revenues were US$418 (2004 = US$393, 2003 =US$292).

The Company has guaranteed payments for the regular purchase of liquor by way of letters of credit for CDN$66 (US$57) with its main Canadian banker.

The Company has arranged with third party financiers to pay its annual insurance premiums in monthly instalments. As at December 25, 2005 the Company owed US$107 (2004 - US$96) in relation to the insurance year ending May 2006.

The Company’s total contractual obligations at December 25, 2005 can therefore be summarized as follows:

		Payments due by period:
	Total	Less than	1 to 3	3 to 5	More than
	Outstanding	1 year	years	years	5 years

Long-term debt obligations	17,339	34	1,388	15,917	0
Capital lease obligations	8	7	1	0	0
Operating lease obligations	10,366	1,719	3,182	2,387	3,078
Purchase obligations	107	107	0	0	0
Other long-term obligations	57	57	0	0	0

Total contractual obligations	27,877	1,924	4,571	18,304	3,078

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

12.	IMPAIRMENT OF OTHER TANGIBLE AND INTANGIBLE ASSETS AND RESTAURANT CLOSING COSTS

(a)	Impairment of Long Lived Assets for 2005

In accordance with the recommendations of the CICA, the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

The leases of the Company’s Canadian restaurants in Calgary, AB and Victoria, BC, expired in December 2005. Calculations performed each quarter during the year ended December 25, 2005 determined that the discounted value of the cash flows expected from these stores until time of closure was US$181 lower than the net book value of the associated property, plant and equipment as that time.

Accordingly, the Company reduced the net book value of these assets by recording a US $181 charge for the Impairment of Long Lived Assets in 2005.

(b)	Impairment of Long Lived Assets for 2004

The leases of the Company’s Canadian restaurants in Calgary, AB and Saskatoon, SK, expired in October and December 2005 respectively. The discounted value of the cash flows expected from these stores until that time was US$199 lower than the net book value of the associated property, plant and equipment as at December 26, 2004.

Accordingly, the Company reduced the net book value of these assets by recording a US $199 charge for the Impairment of Long Lived Assets in 2004.

(c)	Restaurant closing costs for 2005 were comprised of the following:

(i) Closure of Elephant & Castle restaurant in Saskatoon, SK

The Company closed its Saskatoon location in October 2005, on expiry of the lease. Capital asset write-downs and other closure costs totalled US$11.

(ii) Closure of Elephant & Castle restaurant in Calgary, AB

The Company closed its Calgary location in December 2005, on expiry of the lease. Capital asset write-downs and other closure costs totalled US$23.

(iii) Closure of Elephant & Castle restaurant in Victoria, BC

The Company closed its Victoria location in December 2005, on expiry of the lease. Capital asset write-downs and other closure costs totalled US$21.

(d)	Restaurant closing costs for 2003 were comprised of the following:

(i) Closure of Elephant & Castle restaurant at BCIT, Burnaby, Vancouver, BC

The Company closed its BCIT location on June 15, 2003, on expiry of the lease. Capital asset write-downs and other closure costs totalled US$64.

(ii) Closure of Elephant & Castle restaurant at West Edmonton Mall, AB

On January 16, 2004 the Company closed its restaurant located in the West Edmonton Mall, AB, on expiry of the lease. Capital asset write-downs and estimated other closure costs totalled US$150, which were recognized in 2003.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

12.	IMPAIRMENT OF OTHER TANGIBLE AND INTANGIBLE ASSETS AND RESTAURANT CLOSING COSTS (Continued)

(iii) Write-back of surplus provisions in relation to stores closed in 2002

In the year ended December 29, 2002 the Company made provision for the closure of its Elephant & Castle restaurant at Bellis Fair, Bellingham, WA and of its only Alamo Steakhouse and Grill restaurant at the Mall of America, Bloomington, MN. Provision was also made for the costs of closing the Company’s Alamo office in Minnesota.

Actual costs were US$120 less than expected, mainly reflecting the payment of US$90 in termination fees by two Alamo Steakhouse and Grill franchisees who opted to terminate their franchise agreements in 2003.

13.	INCOME TAXES

The components of the future income tax benefits at December 25, 2005 and December 26, 2004, are as follows:

	2005	2004

Future income tax benefits
Tax benefit of non-capital loss carry forwards	$5,062	$5,057
Tax benefit of capital loss carry forwards	1,203	1,141
Fixed asset values for tax purposes in excess of book values	1,166	819
	7,431	7,017
Valuation allowance	(5,332)	(4,767)
Net future income tax benefits	$2,099	$2,250

The Company has the following available tax losses, the partial benefits of which have been recorded in these financial statements:

(i)	Non-capital losses of approximately US$8,575 which can be applied against future income for Canadian tax purposes up to and including 2011.

(ii)	Operating losses of approximately US$8,038 which may be carried forward to apply against future years' income for United States income tax purposes expiring up to 2023.

(iii)	Net capital losses of approximately US$8,362 which can be applied against future capital gains income for Canadian tax purposes indefinitely.

Reconciliation of income tax provision computed at statutory rates to the reported income tax provision:

	2005	2004

Income tax benefit computed at Canadian statutory rates	$1,776	$1,436
Temporary differences not recognized in year	206	(45)
Recognition of FIT benefit resulting from recognition
of loss carrryforwards	(23)	(209)
Recognized (unrecognized) tax losses	(1,696)	(964)
Foreign exchange	(5)	(40)
	$258	$178

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

14.	RELATED PARTY TRANSACTIONS

(a)

Included in general and administrative expenses are consulting fees paid to a director and shareholder of $80 (2004 - $48) (2003 - $44). Costs for 2005 reflect design and development work in connection with the opening of 2 new corporate stores and one new franchise store during the year.

(b)

GEIPPPII (note 6) is related to the Company by way of its share ownership in the Company and the election of two directors to the Board. Interest payments totalled $nil in 2005, $nil in 2004, and $503 in 2003, consisting of cash of $nil in 2005, $nil in 2004, and $190 in 2003; the balance was deferred or paid by share issuances.

15.	GEOGRAPHIC SEGMENTED DATA

	2005	2004	2003

Sales to unaffiliated customers
Canada	$15,149	$13,986	$13,830
United States	17,896	14,216	12,895

	$33,045	$28,202	$26,725

Capital assets and other assets
Canada	$3,357	$4,038	$2,820
United States	6,745	3,454	4,176

	$10,102	$7,492	$6,996

16.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP)

	(a)	US accounting pronouncements

(i)

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). These requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company has adopted SFAS No. 150 in the treatment of its preferred shares (note 8(b)) since Canadian GAAP and US GAAP now require the same treatment of these preferred shares.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

16.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (continued)

(ii)

FAS 151, Inventory Costs. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of this Statement should be applied prospectively. There is no impact on the Company’s financial statements.

(iii)

FAS 153, Exchanges of non monetary Assets. The provisions of this Statement is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. There is no impact on the Company’s financial statements.

(iv)

FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by nonpublic entities to all types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46(R). There is no impact on the Company’s financial statements.

(v)

In 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock- Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the fair value method. This pronouncement will have no impact on the Company, as the Company accounts for all options and warrants using the fair value method, under Canadian GAAP.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars)

16.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (continued)

(b)	Reconciliation of total assets, liabilities and shareholders' deficit.

	2005	2004

Total assets for Canadian GAAP	$14,682	$15,164
Adjustments increasing/(decreasing) total assets
Less proportional share of assets in San Francisco
joint venture (investment under US GAAP)	(166)	(211)
Add investment in San Francisco joint ventures
(proportional consolidation under CDN GAAP)	126	177
Less pre-opening costs (fully amortized for US GAAP)	(191)	0
Less additional amortization of leasehold improvements
(amortized over lease plus first renewal for CDN GAAP)	(160)	(378)
Less deferred finance costs (liability for US GAAP)	(1,837)	(1,876)

Total assets for US GAAP	$12,454	$12,876

Total liabilities per Canadian GAAP	$20,477	$17,806
Adjustments increasing/(decreasing) total liabilities
Less proportional share of liabilities in San Francisco
joint venture (investment under US GAAP)	(40)	(34)
Less deferred finance costs (asset for CDN GAAP)	(1,837)	(1,876)

Total liabilities for US GAAP	18,600	15,896

Total deficit for Canadian GAAP	(5,795)	(2,642)
Adjustments increasing/(decreasing) total (deficit)
Less pre-opening costs (fully amortized for US GAAP)	(191)	0
Less additional amortization of leasehold improvements
(amortized over lease plus first renewal for CDN GAAP)	(160)	(378)

Total deficit for US GAAP	(6,146)	(3,020)

Total deficit and liabilities for US GAAP	$12,454	$12,876

For Canadian GAAP purposes, the Company uses the proportionate method of consolidation to record its one-third ownership stake in the joint venture Elephant & Castle restaurant in San Francisco, CA. For US GAAP purposes these amounts would have been recorded as single line entries representing income from joint venture and investment in joint venture. (2005: Reduces assets and liabilities by $40; 2004: Reduces assets and liabilities by $34).

For Canadian GAAP purposes, pre-opening costs associated with new store openings are amortized over a period of 12 months commencing at date of opening. For US GAAP purposes, such costs are written off in full as they are incurred. (2005: Reduces assets and increases shareholders’ deficit by $191; 2004: No impact).

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousands of Dollars)

16.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (continued)

Improvements to leased premises and property under capital leases are being amortized on a straight-line basis over the term of the lease except for locations opened prior to January 1, 1993. Those improvements are being amortized on the straight-line method over the term of the lease plus the first two renewal options. Under US GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease. (2005: Reduces assets and increases deficit by $160; 2004: Reduces assets and increases deficit by $378).

For Canadian GAAP purposes, deferred financing costs are recorded as an asset which is then amortized over the life of the associated instrument. Under US GAAP, such costs are offset against long term debt. (2005: Reduces assets and liabilities by $1,837; 2004: Reduces assets and liabilities by $1,876).

(c)	Reconciliation of earnings (loss) reported in accordance with Canadian GAAP and US GAAP:

The financial statements under US GAAP for the years ended December 26, 2004 and December 28, 2003 have been restated to reflect previously undisclosed gains on translation of convertible notes recorded as equity for Canadian GAAP purposes but as a liability under US GAAP. The Company has restated the 2004 and 2003 financial statements as follows:

	2005	2004	2003

Net income (loss) Canadian GAAP	($3,266)	($888)	$228

Adjustments decreasing (increasing) net income (loss)
Amortization of improvement costs*	218	6	(2)
Dividend on paid-in capital that would be treated
as interest under US GAAP	0	(333)	(347)
Pre-opening costs, expensed under US GAAP	(191)	45	(45)

Net (loss) US GAAP as previously stated	(3,239)	(1,170)	(166)

Restatements decreasing (increasing) net income (loss)
Gain on exchange of junior notes	0	0	201
Gain on translation of convertible notes
using period end rate for US GAAP	0	860	1,023
Amortize set up costs of junior notes	0	0	(45)

Net income (loss) US GAAP as restated	($3,239)	($310)	$1,013

Net income (loss) per common share
Canadian GAAP - Basic	($0.57)	($0.17)	$0.04
US GAAP - Basic	($0.56)	($0.06)	$0.20
Canadian GAAP - Diluted (note 2(i))			$0.03
US GAAP - Diluted (note 2(i))			$0.12

Weighted average number of shares outstanding - basic	5,744,360	5,244,507	5,163,271
Average options outstanding	556,500	577,125	623,375
Average warrants outstanding	5,918,812	1,980,677	2,481,932

Weighted average number of shares outstanding - diluted	12,219,672	7,802,309	8,268,578

*	Under US GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars)

16.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (continued)

(d)	Statement of cash flows under US GAAP:

	2005	2004	2003

Operating Activities
Net income (loss)	$(3,239)	$(310)	$1,013
Operating items not using cash
Amortization	1,845	1,508	1,585
Loss (Gain) on Foreign Exchange	679	(831)	(1,903)
Impairment of Long-Lived Assets	181	199	0
Non-Cash Interest	1,998	650	608
Future Income Tax	170	126	0
Other	(568)	991	(308)

Operating Cash Flow	1,066	2,333	995

Changes in Non-Cash Working Capital
Accounts receivable	(150)	(59)	(136)
Inventory	(27)	(51)	8
Deposits and prepaid expenses	268	(442)	116
Accounts payable and accrued liabilities	201	(1,055)	76
	292	(1,607)	64

Cash Provided by Operating Activities	1,358	726	1,059

Investing Activities
Acquisition of property, plant and equipment	(4,495)	(560)	(277)
Acquisition of other assets and pre-opening costs	(521)	0	(176)

Cash Used in Investing Activities	(5,016)	(560)	(453)
Financing Activities
Deferred finance charges	601	(372)	0
Repurchase of shares	0	0	(150)
Proceeds from long-term debt	0	3,842	0
Proceeds from sale of shares	71	93	0
Repayment of long-term debt	(31)	(154)	(488)

Cash Provided by (Used in) Financing Activities	641	3,409	(638)

Inflow (Outflow) of Cash	(3,017)	3,575	(32)
Cash, Beginning of Year	3,970	395	427

Cash, End of Year	$953	$3,970	$395

Reconcilation to cash flow under CDN GAAP
Cash, End of Year under CDN GAAP	$956	$3,981	$410
Less proportional share of cash in joint venture	(3)	(11)	(15)
Cash, End of Year under US GAAP	$953	$3,970	$395

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
Years Ended December 25, 2005, December 26, 2004 and December 28, 2003
(US Dollars)
(In Thousand of Dollars)

16.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (continued)

(e)	Statement of Shareholders’ Equity (Deficit) under US GAAP:

	2005	2004	2003
Common Shares Issued
Beginning balance	$12,999	$12,829	$12,879
Issue of shares
On renegotiation of debenture interest	0	59	0
For services	5	6	11
Purchased by Management	108	106	0
Repurchase and cancellation of shares	0	0	(61)
Ending balance	$13,112	$12,999	$12,829
Contributed Surplus
Beginning balance	$1,081	$0	$0
For issue of warrants	0	1,081	0
Ending balance	$1,081	$1,081	$0
Currency Translation Adjustment
Beginning balance	$(2,494)	$(2,494)	$(1,851)
Deferred gain (loss) incurred during year	0	0	(643)
Ending balance	$(2,494)	$(2,494)	$(2,494)
Deficit
Beginning balance	$(14,606)	$(14,296)	$(15,225)
On cancellation of shares	0	0	(83)
Net income (loss)	(3,239)	(310)	1,012
Ending balance	$(17,845)	$(14,606)	$(14,296)
Total Shareholders' Equity (Deficit)	$(6,146)	$(3,020)	$(3,961)

17.	SUBSEQUENT EVENTS

Management share purchases

On December 31, 2005, in accordance with the agreements dated December 17, 2004 (note 6 (c)), Management purchased additional Common Shares and Preferred Shares.

Messrs. Bryant and Laurie purchased a further 1/6 of their remaining commitment, in line with the agreement dated December 17, 2004 (note 6 (c)). Mr. Sexton had already purchased all of his remaining commitment on April 4, 2005.

Common Shares and Preferred Shares purchased by Management on December 31, 2005 were as follows:

	Amount	Common	Preferred
	Paid	Shares	Shares
	CDN $000	Purchased	Purchased

Rick Bryant	15	39,596	27,579
Peter Laurie	6	16,498	11,491

	21	56,094	39,070

SELECTED FINANCIAL INFORMATION

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
CDN GAAP		Quarter ended:			ended
	12/25/2005	9/25/2005	6/26/2005	3/27/2005	12/25/2005
Revenue	$9,065	$8,927	$8,081	$6,972	$33,045
Income (loss) from Restaurant Operations	$1,000	$689	$831	$732	$3,252
Per share	$0.17	$0.12	$0.15	$0.13	$0.57
Diluted per share	$0.08	$0.06	$0.07	$0.06	$0.27
Earnings (loss) before income taxes	$(372)	$(1,285)	$(594)	$(757)	$(3,008)
Per share	$(0.06)	$(0.22)	$(0.10)	$(0.13)	$(0.52)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Net income (loss)	$(557)	$(1,294)	$(611)	$(804)	$(3,266)
Per share	$(0.10)	$(0.22)	$(0.11)	$(0.14)	$(0.57)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Total assets	$14,682	$14,623	$15,108	$14,693	$14,682
Shareholders' equity (deficit)	$(5,795)	$(5,260)	$(3,994)	$(3,440)	$(5,795)
Long term debt	$17,347	$16,470	$15,687	$15,533	$17,347
Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
CDN GAAP		Quarter ended:			ended
	12/26/2004	9/26/2004	6/27/2004	3/28/2004	12/26/2004
Revenue	$7,499	$7,294	$6,782	$6,627	$28,202
Income (loss) from Restaurant Operations	$964	$785	$459	$511	$2,719
Per share	$0.18	$0.15	$0.09	$0.10	$0.52
Diluted per share	$0.12	$0.10	$0.06	$0.07	$0.35
Earnings (loss) before income taxes	$(66)	$(27)	$(336)	$(281)	$(710)
Per share	$(0.01)	$(0.01)	$(0.06)	$(0.05)	$(0.14)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Net income (loss)	$(202)	$(35)	$(353)	$(298)	$(888)
Per share	$(0.04)	$(0.01)	$(0.07)	$(0.06)	$(0.17)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Total assets	$15,164	$9,768	$9,713	$10,098	$15,164
Shareholders' equity (deficit)	$(2,642)	$1,819	$1,855	$2,208	$(2,642)
Long term debt	$15,262	$4,633	$4,683	$4,734	$15,262
Cash dividend per share	$-	$-	$-	$-	$-

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
US GAAP		Quarter ended:			ended
	12/25/2005	9/25/2005	6/26/2005	3/27/2005	12/25/2005
Revenue	$8,893	$8,767	$7,943	$6,828	$32,431
Income (loss) from Restaurant Operations	$1,353	$741	$546	$632	$3,272
Per share	$0.23	$0.13	$0.10	$0.11	$0.57
Diluted per share	$0.11	$0.06	$0.04	$0.05	$0.27
Earnings (loss) before income taxes	$(31)	$(1,211)	$(883)	$(856)	$(2,981)
Per share	$(0.01)	$(0.21)	$(0.15)	$(0.15)	$(0.52)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Net income (loss)	$(216)	$(1,219)	$(900)	$(903)	$(3,239)
Per share	$(0.04)	$(0.21)	$(0.16)	$(0.16)	$(0.56)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Total assets	$12,453	$11,913	$12,396	$12,327	$12,454
Shareholders' equity (deficit)	$(6,146)	$(5,944)	$(4,760)	$(3,917)	$(6,146)
Long term debt	$15,510	$14,492	$13,777	$13,646	$15,510
Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
US GAAP		Quarter ended:			ended
	12/26/2004	9/26/2004	6/27/2004	3/28/2004	12/26/2004
Revenue	$7,339	$7,151	$6,632	$6,493	$27,615
Income (loss) from Restaurant Operations	$952	$775	$459	$557	$2,744
Per share	$0.18	$0.15	$0.09	$0.11	$0.52
Diluted per share	$0.12	$0.10	$0.06	$0.07	$0.35
Earnings (loss) before income taxes	$706	$(112)	$(412)	$(314)	$(132)
Per share	$0.13	$(0.02)	$(0.08)	$(0.06)	$(0.03)
Diluted per share	$0.09	n/a	n/a	n/a	n/a
Net income (loss)	$570	$(120)	$(429)	$(331)	$(310)
Per share	$0.11	$(0.02)	$(0.08)	$(0.06)	$(0.06)
Diluted per share	$0.07	n/a	n/a	n/a	n/a
Total assets	$12,876	$9,229	$9,240	$9,656	$12,876
Shareholders' equity (deficit)	$(3,020)	$(5,002)	$(4,870)	$(4,445)	$(3,020)
Long term debt	$13,386	$10,262	$10,284	$10,279	$13,386
Cash dividend per share	$-	$-	$-	$-	$-

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Vice President, Finance and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2005 in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be in the Company’s periodic reports filed with the SEC. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal controls over financial reporting is a process designed under the supervision of the CEO and the CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes. We are reporting a control weakness in the Company’s US GAAP reporting of foreign exchange gains and losses related to complex funding transactions. This weakness related specifically to the Company not maintaining sufficient resources in its accounting function to accurately identify, evaluate and report in a timely manner non-routine and complex transactions under US GAAP. Neither did the Company seek independent expert guidance in the proper recording of such transactions. This control weakness led to errors in the Company’s reporting of gains and losses on foreign exchange under US GAAP in its Form 10-K for the year ended December 26, 2004. Upon identification of this control weakness, immediate corrective action was taken as follows:

(a)	Where necessary, the Company will retain outside experts to supplement its core knowledge of the differences between US GAAP and Canadian GAAP in relation to complex transactions.

(b)

The Company has enhanced the detail contained in the reporting of its financial results under US GAAP and of the reconciling items between its results under Canadian GAAP and its results under US GAAP to ensure greater clarity in this area.

Changes in Internal Control over Financial Reporting. Other than as noted above, during the year ended December 25, 2005, no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) occurred that has materially affected or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The assessment report of management due in respect of this item is not required of non-accelerated filers prior to fiscal years ending on or after July 15, 2007.

ITEM 9B. OTHER INFORMATION

None.

PART III

           The information required by PART III is incorporated by reference from Registrant’s joint proxy and information statement, provided such statement is filed not later than 120 days after the end of the fiscal year covered by the Form 10-K, or by an amendment to the Form 10-K, not later than the end of such 120-day period.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed herewith:

Exhibit	Exhibit
No.
3.1	Certificate of Incorporation and Certificate of Name Change of Registrant (1)
3.2	Articles of Association of Registrant (1)
3.3	Certificate of Amalgamation, dated May 1, 1990 (1)
4.1	Specimen of Common Share Certificate(1)
4.2	Form of Convertible Subordinated Note issued in Delphi Financing(5)
4.3	Form of Warrant issued to Delphi Noteholders(5)
4.4	Special Rights and Restrictions Attached to Preferred Shares, Series A (10)
10.1	Letter Agreement dated June 26, 1991, regarding expansion of facilities at Edmonton Eaton Centre (1)
10.2	Restaurant Lease Agreement with Holiday Inns of Canada, Ltd. with respect to Holiday Inn Crown Plaza in Winnipeg, Manitoba (2)
10.3	Restaurant Lease Agreement with respect to Holiday Inn, Philadelphia, Pennsylvania location (3)
10.4	Abstract of Restaurant Lease Agreement with respect to Holiday Inn, San Diego location(4)
10.5	Abstract of Lease Agreement of Elephant & Castle Group Inc. with respect to Edmonton, Alberta location (5)
10.6	Form of Franchise Agreement for Elephant & Castle Group Inc. (6)
10.7	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Chicago, Illinois location (7)
10.8	Operating Agreement of BC Restaurants, LLC dated January 3, 2003 (8)
10.9	Member Control Agreement of BC Restaurants, LLC dated January 3, 2003 (8)
10.10	Management Agreement dated January 3, 2003 between E & C San Francisco, LLC and BC Restaurants, LLC (8)
10.11	License Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and BC Restaurants, LLC (8)
10.12	Franchising and Development Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and Battery & Clay, LLC(8)
10.13	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to San Francisco, California location (8)
10.14	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Washington, D.C. location (9)
10.15	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to East Huron Street, Illinois location (9)

10.16	Amended and Restated Note and Stock Purchase Agreement dated December 17, 2004 by and between the Company and GE Investment Private Placement Partners II (10)
10.17

Credit Agreement dated as of December 17, 2004 by and among the Company, Elephant and Castle Canada Inc., Elephant & Castle, Inc., Elephant & Castle of Pennsylvania, Inc., E&C Pub, Inc., Massachusetts Elephant & Castle Group, Inc., Elephant & Castle International, Inc., Elephant & Castle (Chicago) Corporation, Elephant & Castle East Huron, LLC, E&C San Francisco, LLC and E&C Capital, LLC and Crown Life Insurance Company (10)

10.18	Investment Agreement dated December 17, 2004 by and among the Company, GE Investment Private Placement Partners II, Crown Life Insurance Company, Richard H. Bryant, Roger Sexton and Peter Laurie (10)
10.19

Inter-Creditor Agreement dated as of December 17, 2004 by and among the Company, Elephant and Castle Canada Inc., Elephant & Castle, Inc., Elephant & Castle of Pennsylvania, Inc., E&C Pub, Inc., Massachusetts Elephant & Castle Group, Inc., Elephant & Castle International, Inc., Elephant & Castle (Chicago) Corporation, Elephant & Castle East Huron, LLC, E&C San Francisco, LLC and E&C Capital, LLC, GE Investment Private Placement Partners II and Crown Life Insurance Company (10)

10.20

Inter-Shareholder Agreement dated as of December 17, 2004 by and among the Company, GE Investment Private Placement Partners II, Crown Life Insurance Company, Richard H. Bryant, Roger Sexton and Peter Laurie (10)

21.1	List of Subsidiaries

31.1	Section 302 Certification of Chief Executive Officer – March 31, 2006

31.2	Section 302 Certification of Chief Financial Officer – March 31, 2006

32.1	Section 906 Certification of Chief Executive Officer – March 31, 2006

32.2	Section 906 Certification of Chief Financial Officer – March 31, 2006

___________________________
*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Exhibits filed with the Company’s Registration Statement on Form SB-2 (Registration No. 33-60612)

(2)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1993

(3)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1994

(4)	Incorporated by reference from Registrant’s 10-KSB/A for the Fiscal Year Ended December 31, 1996

(5)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 27,1998

(6)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 26, 1999

(7)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 31, 2000

(8)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 29, 2002

(9)	Incorporated by reference from the Registrant’s 10-K for the Fiscal Year Ended December 26, 2004

(10)	Incorporated by reference from the Registrant’s Form 8-K dated December 23, 2004

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Elephant & Castle Group Inc.

By	/s/ Richard Bryant
Richard Bryant, Chairman,
Chief Executive Officer and a Director
Date	March 31, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Richard Bryant
Richard Bryant, Chairman,
Chief Executive Officer and a Director
Date	March 31, 2006

By	/s/ Roger Sexton
Roger Sexton, Vice President, Finance
and Chief Financial Officer
Date	March 31, 2006

By	/s/ Jeffrey Barnett
Jeffrey Barnett, Director
Date	March 31, 2006

By	/s/ George Pitman
George W. Pitman, Director
Date	March 31, 2006

By	/s/ David Wiederecht
David Wiederecht, Director
Date	March 31, 2006

By	/s/ Colin Stacey
Colin Stacey, Director
Date	March 23, 2006

By	/s/ Richard Kelleher
Richard Kelleher, Director
Date	March 23, 2006

By	/s/ Thomas Chambers
Thomas Chambers, Director
Date	March 23, 2006

By	/s/ Christopher Anderson
Christopher Anderson, Director
Date	March 23, 2006

INDEX TO EXHIBITS

Exhibit	Exhibit
No.
3.1	Certificate of Incorporation and Certificate of Name Change of Registrant (1)
3.2	Articles of Association of Registrant (1)
3.3	Certificate of Amalgamation, dated May 1, 1990 (1)
4.1	Specimen of Common Share Certificate(1)
4.2	Form of Convertible Subordinated Note issued in Delphi Financing(5)
4.3	Form of Warrant issued to Delphi Noteholders(5)
4.4	Special Rights and Restrictions Attached to Preferred Shares, Series A (10)
10.1	Letter Agreement dated June 26, 1991, regarding expansion of facilities at Edmonton Eaton Centre (1)
10.2	Restaurant Lease Agreement with Holiday Inns of Canada, Ltd. with respect to Holiday Inn Crown Plaza in Winnipeg, Manitoba (2)
10.3	Restaurant Lease Agreement with respect to Holiday Inn, Philadelphia, Pennsylvania location (3)
10.4	Abstract of Restaurant Lease Agreement with respect to Holiday Inn, San Diego location(4)
10.5	Abstract of Lease Agreement of Elephant & Castle Group Inc. with respect to Edmonton, Alberta location (5)
10.6	Form of Franchise Agreement for Elephant & Castle Group Inc. (6)
10.7	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Chicago, Illinois location (7)
10.8	Operating Agreement of BC Restaurants, LLC dated January 3, 2003 (8)
10.9	Member Control Agreement of BC Restaurants, LLC dated January 3, 2003 (8)
10.10	Management Agreement dated January 3, 2003 between E & C San Francisco, LLC and BC Restaurants, LLC (8)
10.11	License Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and BC Restaurants, LLC (8)
10.12	Franchising and Development Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and Battery & Clay, LLC(8)
10.13	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to San Francisco, California location (8)
10.14	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Washington, D.C. location (9)
10.15	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to East Huron Street, Illinois location (9)
10.16	Amended and Restated Note and Stock Purchase Agreement dated December 17, 2004 by and between the Company and GE Investment Private Placement Partners II (10)
10.17

Credit Agreement dated as of December 17, 2004 by and among the Company, Elephant and Castle Canada Inc., Elephant & Castle, Inc., Elephant & Castle of Pennsylvania, Inc., E&C Pub, Inc., Massachusetts Elephant & Castle Group, Inc., Elephant & Castle International, Inc., Elephant & Castle (Chicago) Corporation, Elephant & Castle East Huron, LLC, E&C San Francisco, LLC and E&C Capital, LLC and Crown Life Insurance Company (10)

10.18	Investment Agreement dated December 17, 2004 by and among the Company, GE Investment Private Placement Partners II, Crown Life Insurance Company, Richard H. Bryant, Roger Sexton and Peter Laurie (10)

10.19

Inter-Creditor Agreement dated as of December 17, 2004 by and among the Company, Elephant and Castle Canada Inc., Elephant & Castle, Inc., Elephant & Castle of Pennsylvania, Inc., E&C Pub, Inc., Massachusetts Elephant & Castle Group, Inc., Elephant & Castle International, Inc., Elephant & Castle (Chicago) Corporation, Elephant & Castle East Huron, LLC, E&C San Francisco, LLC and E&C Capital, LLC, GE Investment Private Placement Partners II and Crown Life Insurance Company (10)

10.20

Inter-Shareholder Agreement dated as of December 17, 2004 by and among the Company, GE Investment Private Placement Partners II, Crown Life Insurance Company, Richard H. Bryant, Roger Sexton and Peter Laurie (10)

21.1	List of Subsidiaries

31.1	Section 302 Certification of Chief Executive Officer – March 31, 2006

31.2	Section 302 Certification of Chief Financial Officer – March 31, 2006

32.1	Section 906 Certification of Chief Executive Officer – March 31, 2006

32.2	Section 906 Certification of Chief Financial Officer – March 31, 2006

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Exhibits filed with the Company’s Registration Statement on Form SB-2 (Registration No. 33-60612)

(2)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1993

(3)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1994

(4)	Incorporated by reference from Registrant’s 10-KSB/A for the Fiscal Year Ended December 31, 1996

(5)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 27,1998

(6)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 26, 1999

(7)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 31, 2000

(8)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 29, 2002

(9)	Incorporated by reference from the Registrant’s 10-K for the Fiscal Year Ended December 26, 2004

(10)	Incorporated by reference from the Registrant’s Form 8-K dated December 23, 2004