Form 10-Q
period 2006-03-26
ELEPHANT & CASTLE GROUP INC
filed 2006-04-28
CIK 899849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

[               ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [               ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [               ] Yes [ X ] No

As of April 17, 2006, 5,996,275 common shares of the registrant were issued and outstanding.

ELEPHANT & CASTLE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 26, 2006

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

NOTE REGARDING FORWARD–LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). In some cases, you can identify the forward-looking statement’s by Elephant & Castle Group Inc.’s (the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.

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

PART I – FINANCIAL INFORMATION

(Unless otherwise indicated, all amounts in this quarterly report are in US dollars.)

Item 1 – Financial Statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
US Dollars
(In Thousands of Dollars)

	March 26,	December 25,
	2006	2005
	(Unaudited)	(audited)
ASSETS (Note 6)
Current
Cash	$1,194	$956
Accounts Receivable	451	558
Inventory	345	380
Deposits and Prepaid Expenses	305	396
Pre-Opening Costs	60	191
Total Current Assets	2,355	2,481

Property, Plant and Equipment	8,095	8,187
Future Income Tax Benefits	2,098	2,099
Other Assets	1,858	1,915

Total Assets	$14,406	$14,682

LIABILITIES
Current
Accounts Payable and Accrued Liabilities	$2,548	$2,713
Current Portion of Long-Term Debt	173	41
Total Current Liabilities	2,721	2,754

Long-Term Debt (Note 6)	17,539	17,306
Other Liabilities	520	417
Total Liabilities	20,780	20,477

SHAREHOLDERS' EQUITY (DEFICIT)
Common Shares	13,133	13,112
Contributed Surplus	1,282	1,282
Cumulative Translation Adjustment	(880)	(880)
Deficit	(19,909)	(19,309)
Total Shareholders' Equity (Deficit)	(6,374)	(5,795)

Total Liabilities and Shareholders' Equity (Deficit)	$14,406	$14,682

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Operations
US Dollars
(In Thousands of Dollars, Except Net Income/(Loss) Per Share)
(Unaudited)

	US $
	Thirteen Weeks Ended
	March 26,	March 27,
	2006	2005

SALES
Corporate Locations	$8,126	$6,875
Revenue from Franchises	117	97

Total Sales	8,243	6,972

RESTAURANT EXPENSES
Food and Beverage Costs	2,129	1,885
Restaurant Operating Expenses
Labour	2,586	2,214
Occupancy and Other	2,051	1,823
Amortization	512	318
	7,278	6,240

INCOME FROM RESTAURANT OPERATIONS	965	732

GENERAL AND ADMINISTRATIVE EXPENSES	781	745

LOSS/(GAIN) ON FOREIGN EXCHANGE	9	91

INTEREST ON LONG-TERM DEBT	715	653

(LOSS) BEFORE INCOME TAXES	(540)	(757)

INCOME TAX	60	47

NET (LOSS) FOR THE PERIOD	$(600)	$(804)

Weighted average number of shares outstanding	Basic	5 906 134	5 636 911
	Diluted	12,381,446	12,112,223

Net Income/(Loss) per share	Basic	($0.10)	($0.14)

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
US Dollars
(In Thousands of Dollars)
(Unaudited)

	Thirteen Weeks Ended
	March 26,	March 27,
	2006	2005

OPERATING ACTIVITIES

NET (LOSS)	$(600)	$(804)
Add: Items not involving cash -
Amortization	512	318
Loss (Gain) on Foreign Exchange	9	91
Non-Cash Interest	513	357
Other	23	(2)
	457	(40)

CHANGES IN NON-CASH WORKING CAPITAL
Accounts Receivable	107	156
Inventory	35	13
Deposits and Prepaid Expenses	91	(1,591)
Accounts Payable and Accrued Liabilities	(165)	(41)
	68	(1,463)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	525	(1,503)

INVESTING ACTIVITIES
Acquisition of Fixed Assets	(297)	(92)
Acquisition of Other Assets, including pre-
opening costs	-	(104)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(297)	(196)

FINANCING ACTIVITIES
Repayment of Capital Leases	(8)	(5)
Proceeds of Share Issue	18	-
	10	(5)

INCREASE (DECREASE) IN CASH DURING PERIOD	238	(1,704)

CASH AT BEGINNING OF PERIOD	956	3,981

CASH AT END OF PERIOD	$1,194	$2,277

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity (Deficit)
US Dollars
(In Thousands of Dollars)
(Unaudited)

	Thirteen Weeks Ended
	March 26,	March 27,
	2006	2005

Balance at Beginning of Period	$(5,795)	$(2,642)

Net income/(loss)	(600)	(804)
Issuance of Share Capital	21	6
Other

Balance at End of Period	$(6,374)	$(3,440)

See notes to consolidated financial statements

Notes to Consolidated Financial Statements
Thirteen Weeks Ended March 26, 2006 and March 27, 2005
US Dollars
(In Thousands of Dollars, Except Net Income (Loss) Per Share)
(Unaudited)

1.	BASIS OF PRESENTATION

With effect from the reporting period ended December 26, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company’s functional and reporting currency was the Canadian Dollar.

This change in functional and reporting currency has been adopted because:

(a)

Over the past two years, the Company has focused on growing its operations in the US, while selectively closing non-core Canadian locations as the leases of those locations have expired. In the current reporting period, 59% of income from restaurant operations originated in the US.

(b)	The Company’s shares are traded in US Dollars on the Over-The-Counter Bulletin Board (the “OTCBB”).

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 25, 2005 annual report on Form 10-K.

In the opinion of the Company’s management, these interim financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 26, 2006 and the consolidated results of operations, the consolidated statement of shareholders’ equity (deficit) and cash flows for the thirteen weeks then ended. The results of operations for the interim period are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period’s presentation.

3.	FRANCHISES

The Company recognizes initial fees from the sale of franchises as revenue once the Company has fully complied with its obligations to the new franchisee in providing operational support and training regarding the opening of the restaurant. For the thirteen weeks ended March 26, 2006 such fees were $nil. (2005 – $nil).

Continuing franchise royalties are recognized as revenue as they are earned.

Total revenue from franchises is disclosed as a separate line item within total sales on the Company’s consolidated statements of operations.

The Company has no obligated costs in connection with continuing franchise royalties, but provides ongoing operational support and advice to franchisees. This support is provided by the same operational management team that supports the Company’s corporately owned restaurants, and as such cannot be separately identified and reported. These costs are included within the Company’s general and administrative expenses, as are the costs associated with marketing and selling new franchises.

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

As at March 26, 2006, the Company has concluded that no provisions for the impairment of long-lived assets are required.

5.	PRE-OPENING COSTS

During the year ended December 25, 2005, the Company incurred $516 of pre-opening costs in relation to its new store openings in Chicago, IL (East Huron St.) and Washington, DC (Pennsylvania Ave.). In accordance with Canadian GAAP, these costs are being amortized over a period of 12 months commencing from the opening date of each store.

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

In consideration for the surrender of US$3,900 of the existing senior notes (the “Senior Notes”), the surrender of US$5,000 of the existing junior notes (the “Junior Notes”) (together with the Senior Notes, the “Notes”) and the exchange of US$1,209 of accrued interest on these Notes the Company issued US$4,204 of new secured 14% notes (the “Secured Notes”), 3,653,972 of CDN$2 (US$1.72) preferred shares and a warrant to purchase 1,750,000 common shares. The Secured Notes bear interest at 14%, which is deferred until payments commence in March 2007, except in certain circumstances, and are fully repayable on December 18th, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Capital Partners (“Crown”) and the Secured Notes are repaid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500, at the rate of three 3 common shares for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share.

	(b)	Transactions with Crown

The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN$5,000 (US$4,288). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN$40 (US$34) commence in December 2006, rising to CDN$60 (US$51) in December 2007 and CDN$100 (US$86) in December 2008, with the balance of CDN$2,600 (US$2,230) repayable by December 17, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 common shares of the Company and 730,794 preferred shares of the Company for one hundred Canadian dollars (collectively, the “Crown Security”), representing 15% of the outstanding shares

6.	FINANCING STRUCTURE (Continued)

of both classes of shares of the Company and a further warrant to purchase 350,000 common shares.

These further warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share.

(c) Transactions with Management

The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN$265 (US$227), over a period of 18 months commencing December 2004, 699,534 common shares and 487,196 preferred shares, representing 10% of the outstanding shares of both classes of shares of the Company. Management made an initial payment of CDN$115 (US$99) on December 17, 2004 and subsequent payments of CDN$86 (US$71) during the year ended December 25, 2005. The remaining balance of CDN$64 (US$55) is payable by June 30, 2006. In connection with this purchase, Management has also been issued a warrant for the purchase of an additional 5% of both classes of shares for CDN$133 (US$114).

(d) Agreements between investors

GEIPPPII and Crown have entered into an inter-creditor agreement, which establishes the seniority of the Crown s\Security and the subordination of the GEIPPPII security over the assets of the Company.

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

For the 12-month period ended June 29, 2003, the Company achieved less than 67% of the original EBITDA target. Under the terms of the original agreement,

6.	FINANCING STRUCTURE (Continued)

this would have required the Company to reclassify the first two tranches as a debt instrument.

The Company, however, reached in 2003 an agreement with GEIPPPII to modify the terms of the Junior Notes, such that the test for mandatory conversion of all four tranches was dependent on achievement of EBITDA targets for the 12 months ending June 30, 2005. Accordingly, no reclassification of the Junior Notes was required for the year ended December 28, 2003.

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

Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and US earnings is as follows (the reader is referred to the Company’s annual report on Form 10-K for the year ended December 25, 2005, as filed with the United States Securities and Exchange Commission (the “SEC”)):

Reconciliation of total assets, liabilities and shareholders’ equity (deficit):

In thousands of US dollars

	March 26,	Dec 25,
	2006	2005

Total assets for Canadian GAAP	14,406	14,682

Less proportional share of San Francisco JV assets	(183)	(166)
Add investment in San Francisco JV	121	126
Less pre-opening costs	(60)	(191)
Less additional amortisation on leasehold improvements	(135)	(160)
Less deferred finance costs	(1,781)	(1,837)

Total assets for US GAAP	12,368	12,454

Total liabilities per Canadian GAAP	20,780	20,477

Less proportional share of San Francisco JV liabilities	(62)	(40)
Less deferred finance costs	(1,781)	(1,837)

Total liabilities for US GAAP	18,937	18,600

Total equity for Canadian GAAP	(6,374)	(5,795)

Less pre-opening costs	(60)	(191)
Less additional amortisation on leasehold improvements	(135)	(160)

Total equity for US GAAP	(6,569)	(6,146)

Total equity & liabilities for US GAAP	12,368	12,454

For Canadian GAAP purposes, the Company uses the proportionate method of consolidation to record its one-third ownership stake in the joint venture Elephant & Castle restaurant in San Francisco, CA. For US GAAP purposes, these amounts would have been recorded as single line entries representing income from joint ventures and investments in joint ventures.

7.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

For Canadian GAAP purposes, pre-opening costs are recorded as a balance sheet item until the new store to which they relate is open for trading. These costs are then amortized over a 12-month period. For US GAAP purposes, such costs are charged to income as they are incurred.

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

(b) Reconciliation of income (loss) reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,	Thirteen weeks ended
except net income/(loss) per share	Mar 26,	Mar 27,
	2006	2005

Net Income/(Loss) - Canadian GAAP	$(600)	$(804)

Adjustments:
Amortization of leasehold
improvement costs	25	5
Pre-opening costs	130	(104)
Net Income/(Loss) - US GAAP	(445)	(903)

Net Income/(Loss) per Common Share

Canada Basic	($0.10)	($0.14)

United States Basic	($0.08)	($0.16)

Weighted Average Number of Common
Shares Outstanding: Basic	5,906,134	5,636,911
Diluted	12,381,446	12,112,223

7.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(c) Statement of cash flows reported in accordance with US GAAP:

In thousands of US Dollars,	Thirteen Weeks Ended
	March 26,	March 27,
	2006	2005
OPERATING ACTIVITIES

NET (LOSS)	$(600)	$(804)
Add: Items not involving cash -
Amortization	512	318
Loss (Gain) on Foreign Exchange	9	91
Non-Cash Interest	513	357
Other	15	(13)
	449	(51)
CHANGES IN NON-CASH WORKING CAPITAL
Accounts Receivable	126	143
Inventory	35	12
Deposits and Prepaid Expenses	93	(1,591)
Accounts Payable and Accrued Liabilities	(178)	(26)

	76	(1,462)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	525	(1,513)

INVESTING ACTIVITIES
Acquisition of Fixed Assets	(297)	(92)
Acquisition of Other Assets, including pre-
opening costs	-	(104)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(297)	(196)
FINANCING ACTIVITIES
Repayment of Capital Leases	(8)	(5)
Proceeds of Share Issue	18	-
	10	(5)
INCREASE (DECREASE) IN CASH DURING PERIOD	238	(1,714)

CASH AT BEGINNING OF PERIOD	952	3,971

CASH AT END OF PERIOD	$1,190	$2,257

Cash at beginning of period - Canadian GAAP	956	3,981
Less proportional share of San Francisco joint venture	(3)	(11)
Cash at beginning of period - US GAAP	$952	$3,971
Cash at end of period - Canadian GAAP	1,194	2,277
Less proportional share of San Francisco joint venture	(4)	(20)

Cash at end of period - US GAAP	$1,190	$2,257

7.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(d) Reconciliation statement of shareholders’ equity (deficit) reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,	Thirteen weeks ended
	Mar 26,	Mar 27,
	2006	2005

Opening Shareholders' Equity (Deficit) - Canadian GAAP	$(5,795)	$(2,642)
Amortization of improvement costs	(160)	(378)
Pre-opening costs expensed under US GAAP	(191)	0

Opening Shareholders' Equity (Deficit) - US GAAP	(6,146)	(3,020)

Net Income (Loss) - Canada	(600)	(804)
Amortization of leasehold improvement costs	25	5
Pre-opening costs	130	(104)

Net Income (Loss) - US	(445)	(903)

Issuance of Share Capital - Canada and US	21	6

Closing Shareholders' Equity (Deficit) - Canada	$(6,374)	$(3,440)
Amortization of improvement costs	(135)	(373)
Pre-opening costs expensed under US GAAP	(60)	(104)

Closing Shareholders' Equity (Deficit) - US	(6,569)	(3,917)

8.	SUBSEQUENT EVENTS

(a) Management share purchases

On March 31, 2006, in accordance with the agreements dated December 17, 2004, (note 6) Management purchased additional common shares and preferred shares.

Messrs. Bryant and Laurie purchased a further 1/6 of their remaining commitment, in line with the agreement dated December 17, 2004. Mr. Sexton had already purchased all of his remaining commitment on April 4, 2005.

Common shares and preferred shares purchased by Management on March 31, 2006 were as follows:

	Amount	Common	Preferred
	Paid	Shares	Shares
	CDN $000	Purchased	Purchased

Rick Bryant	15	39,596	27,579
Peter Laurie	6	16,498	11,491

	21	56,094	39,070

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company owns, operates and franchises casual full service brand name restaurants in the United States and Canada. Its principal brand is “Elephant and Castle.”

Revenues are generated from two main sources:

  Food and beverage sales from Company owned and operated (“Corporate”) stores; and

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

Thirteen Weeks Ended March 26, 2006 vs. Thirteen Weeks Ended March 27, 2005

During the thirteen weeks ended March 26, 2006, the Company saw strong comparable store sales and profit growth from both US and Canadian operations, reflecting improved operational standards and continuing favorable economic conditions in both markets. Comparisons with available market data suggest that the Company’s growth in comparable US store sales has exceeded the average for the casual dining sector by approximately 6.6% for the three months ended March 26, 2006. (Source: KnappTrack).

The timing of the Easter holiday, which is a quiet trading period for the Company, produced a favorable impact in 2006 versus the prior year, since Easter fell during the first quarter of 2005, but will fall in the second quarter of 2006. The Company’s performance also benefited in 2006 from St. Patrick’s Day falling on a Friday.

During the thirteen weeks ended March 26, 2006, the Company generated Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) of US$687,000 which represents a 221% increase on the prior year when EBITDA was US$214,000. EBITDA is a non-GAAP term, but the Company believes it to be a good measure of underlying business performance. The following table provides a reconciliation between Net Income (Loss) and EBITDA:

US$000	Q1 2006	Q1 2005

Net income (loss)	(600)	(804)
Add back:
Interest on Long-Term Debt	715	653
Income taxes	60	47
Amortization	512	318

EBITDA	687	214

The Company presents its consolidated financial statements in Canadian GAAP, and provides reconciliations to US GAAP where required.

With effect from the reporting period ended December 26, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company‘s functional and reporting currency was the Canadian Dollar.

Sales

Sales increased during the thirteen weeks ended March 26, 2006 to $8,243,000 from $6,972,000 in 2005. The year on year increase in sales of $1,271,000 is comprised of:

US$
Increase in sales from same US stores (+9.3%)	306,000
Increase in sales from same Canadian stores (+9.5%)	281,000
Impact of Canadian store closures	(652,000)
Consolidation of Canadian sales at higher exchange rate	191,000
Share of sales from San Francisco joint venture	45,000
Impact of new stores (Chicago-Huron and Washington, DC)	1,103,000
Changes in other income	(3,000)

Total change in sales versus 2006	$1,271,000

For the five US Corporate locations open throughout the year, sales for the 2006 period were $3,602,000, which represents an increase of 9.3% compared to the prior year. All five US same Corporate stores showed year on year growth. Chicago's sales grew +22.7% versus the same period in 2005, continuing the store’s strong growth. Likewise, San Diego (+6.5%), Boston (+4.7%), Philadelphia (+4.4%) and Seattle (+1.9%) have each grown compared to the prior year.

For the seven Canadian corporate locations fully open throughout both periods, sales for the thirteen weeks ended March 26, 2006 totaled CDN$3,730,000 and increased 9.5% compared to the thirteen weeks ended March 27, 2005. Five of the seven stores (Rosie’s on Robson +32.0%; Edmonton Whyte Avenue +24.3%; Edmonton Eaton Centre +13.6%; Toronto - King Street +11.9%; Ottawa +7.7%) showed year on year sales increases. The return of NHL Hockey in the fourth quarter of 2005 had a positive impact on the Edmonton Whyte Avenue and Rosie’s on Robson locations.

Net Loss

For the thirteen weeks ended March 26, 2006, the Company generated a net loss of $600,000 compared to a net loss of $804,000 for the thirteen week period in 2005. The current year loss includes a loss on foreign exchange of $9,000 (2005 - $91,000 loss), and interest costs of $715,000 (2005 - $653,000) reflecting the Company’s funding structure. Losses per common share for the current period were $0.10, versus a loss per common share of $0.14 in 2005. The weighted average number of common shares outstanding increased from 5,636,911 in 2005 to 5,906,134 in 2006, reflecting the purchase of common shares by Management in accordance with the Company’s funding agreements and the issuance of 12,000 common shares to directors.

Income from Restaurant Operations

The Company generated income from restaurant operations of $965,000 for the thirteen weeks ended March 26, 2006 compared to $732,000 for the same period in 2005. The increase versus 2005 of $233,000 is comprised of:

US$
Increase in income from same US stores	158,000
Increase in income from same Canadian stores	72,000
Impact of income from closed Canadian stores	42,000
Impact of foreign exchange	20,000
Income from San Francisco store	7,000
Impact of new stores (Chicago-Huron and Washington)	(113,000)
Changes in other income	47,000

Total change in income versus 2005	$233,000

The Company opened two new corporate stores in May 2005, a first store in Washington, DC, and a second store in Chicago, IL (East Huron Street). These new stores generated losses of $113,000, but this included depreciation and pre-opening cost amortization of $235,000. Chicago East Huron is operating in line with expectations, but initial operations in Washington, DC have been below budget. Both stores were accretive to operating cash flow in the quarter.

Same Store Performance

The following tables show same store sales and profit performance for US and Canadian stores (in local currency):

US same stores (US$000)
		% of		% of
	2006	sales	2005	sales

SALES	3,603		3,297

RESTAURANT EXPENSES
Food and Beverage Costs	860	23.9%	829	25.2%
Restaurant Operating Expenses
Labor	1,132	31.4%	1,069	32.4%
Occupancy and Other	843	23.3%	783	23.8%
Amortization	161	4.5%	164	5.0%
Loss on Asset Disposal	0	0.0%	3	0.0%

	2996	83.1%	2,848	86.4%

INCOME FROM RESTAURANT
OPERATIONS	607	16.9%	449	13.6%

CDN same stores
(CDN$000)
		% of		% of
	2006	sales	2005	sales

SALES	3,730		3,406

RESTAURANT EXPENSES
Food and Beverage Costs	1,090	29.2%	1,023	30.0%
Restaurant Operating Expenses
Labor	1,165	31.2%	1,060	31.1%
Occupancy and Other	945	25.3%	883	25.9%
Amortization	131	3.5%	122	3.6%
Loss on Asset Disposal	0	0.0%	0	0.0%

	3,331	89.2%	3,088	90.6%

INCOME FROM RESTAURANT OPERATIONS	399	10.8%	318	9.4%

Canadian same store performance is reported above in Canadian dollars to eliminate the impact of foreign exchange fluctuations and to facilitate year on year comparisons. It excludes the three stores that closed during 2006.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, decreased to 25.8% for the thirteen weeks ended March 26, 2006, compared to 27.0% for the thirteen weeks ended March 27, 2005.

Food costs improved reflecting favorable commodity pricing and continuing efforts in training kitchen personnel and management.

Labor and Benefits Costs

Labor and benefits decreased from 31.8% of sales in 2005 to 31.4% in the current period.

Same store percentage was below last year for the US reflecting higher sales volumes and good cost control. In Canada, same store percentage of sales was broadly flat versus the prior year, with volume efficiencies offset by minimum wage increases in Ontario and Manitoba which impacted four of the seven Canadian stores.

Occupancy and Other Operating Costs

Occupancy and other operating expenses as a percentage of sales decreased to 24.9% from 26.2% in the same period last year. The closure of three smaller, less profitable stores in Canada contributed to this improvement.

In same stores, costs as a percent of sales were lower in both markets, reflecting largely fixed costs and higher sales volumes.

Impairment of Long-Lived Assets

In accordance with the recommendations of the Canadian Institute of Chartered Accountants (“CICA”), the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

As at March 26, 2006, the Company has concluded that no provisions for the impairment of long-lived assets are required.

Amortization Expense

Amortization costs increased from 4.6% of sales in 2005 to 6.2% in 2006.

The increase in amortization can be attributed to an additional $235,000 in amortization expenses attributable to the new stores (Chicago – Huron and Washington, DC) and the refurbishment of the Office Bar in the Toronto – King Street store.

General and Administrative Costs

General and administrative costs were 9.5% of sales for 2006, a reduction of 1.2% versus the 10.7% of sales for 2005. Costs increased from $745,000 in 2005 to $781,000 in the current period. This reflects conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. Underlying costs in Canadian dollars were CDN$6,000 lower than the prior year. The $40,000 increase versus 2005 is comprised of:

US $
Decrease in costs of Vancouver office	6,000
Exchange rate applied to Vancouver office costs	(46,000)

Total increase in G&A costs vs 2005	(40,000)

Loss on foreign exchange

For the thirteen weeks ended March 26, 2006, the Company recorded a loss on foreign exchange of $9,000 (2005 – $91,000 loss).

Interest on Long-Term Debt

Interest on long-term debt was $715,000 for the thirteen weeks ended March 26, 2006, compared to $653,000 in 2005. The increase is attributable to interest costs on Canadian dollar denominated debt being converted at a higher exchange rate than that used in the prior year.

Loss Before Taxes

The Company generated a loss before income taxes of $540,000 for the thirteen weeks ended March 26, 2006 compared to a loss of $757,000 for 2005. The current year loss includes a loss on foreign exchange of $9,000 (2005 – $91,000 loss) and interest costs of $715,000 (2005 – $653,000).

Income Taxes

The Company recorded income taxes of $60,000 for the thirteen weeks ended March 26, 2006 (2005 - $47,000), representing state taxes which are payable in the US.

Net Loss

For the thirteen weeks ended March 26, 2006, the Company generated a net loss of $600,000 compared to a net loss of $804,000 for the thirteen week period ended March 27, 2005. The current year loss includes a loss on foreign exchange of $9,000 (2005 – $91,000 loss), and interest costs of $715,000 (2005 – $653,000). Losses per common share for the current period were $0.10, versus a loss per common share of $0.14 in 2005. The weighted average number of common shares outstanding increased from 5,636,911 in 2005 to 5,906,134 in 2006 for the current year, reflecting the purchase of common shares by Management in accordance with the Company’s funding agreements and the issuance of 12,000 common shares to directors.

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

Seasonality

The Company experienced strong sales and profit performance in the first quarter of 2006, reflecting improved operational standards, but also the timing of the Easter holiday. Easter, which is a quiet trading period for the Company, fell in the first quarter of 2005, but falls in the second quarter of 2006.

The first quarter of the year continues to be the Company’s weakest trading period, but the closure in late 2005 of two Canadian stores with a heavier bias towards summer trading will result in a flatter seasonal profile for 2006 than in previous years.

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

The Company has determined that this position is unchanged as at March 26, 2006.

(2) Future income taxes

The Company has calculated, as at March 26, 2006, the following values for future income tax benefits:

(a) Non-capital loss carry forwards -

US $000		FIT	Valuation		FIT
	Losses	Benefit	Allowance		Asset
US operations	8,079	2,828	(1,414)	50%	1,414
CDN operations	592	230	(115)	50%	115
Group functions	5,132	2,002	(2,002)	100%	0

	13,803	5,060	(3,531)		1,529

(b) Fixed asset values for tax purposes in excess of book values -

US $000	FIT	Valuation		FIT
	Benefit	Allowance		Asset
US operations	685	(343)	50%	342
CDN operations	454	(227)	50%	227
Group functions	27	(27)	100%	0

	1,166	(597)		569

The Company has applied 50% valuation allowances against both its US and Canadian operations. The Company considers these valuation allowances to be appropriate. The Company has applied a 100% valuation allowance against its group function, since at current business volumes this entity does not generate taxable profits.

In addition, the Company has $8,362,000 of net capital losses, against which a 100% valuation allowance has been applied.

Summary of future income tax asset as at March 26, 2006 -

US $000	FIT	Valuation	FIT
	Benefit	Allowance	Asset
Tax benefit of non-capital loss carry forwards	5,060	(3,531)	1,529
Tax benefit of capital loss carry forwards	1,203	(1,203)	0
Fixed asset values for tax purposes in excess of book values	1,166	(597)	569

	7,429	(5,331)	2,098

Liquidity and Capital Resources

On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN$5,000,000 (US$4,288,000) for the purposes of opening new Elephant & Castle restaurants and refurbishing existing Elephant & Castle restaurants.

As at March 26, 2006, the Company had invested US$4,685,000 in the building of its two new restaurants in Chicago, IL and Washington, DC, both of which opened in the spring of 2005.

The Company experienced strong trading and operating cash flows during the quarter ended March 26, 2006.

The Company’s cash balance as at March 26, 2006 was US$1,194,000. This balance will allow the Company to continue its planned refurbishment program and to maintain current operations. The Company expects to generate sufficient cash from its existing and new stores to be able to continue its expansion program in 2006.

As a result of the December 17, 2004 funding arrangements, the structure of the Company’s pre-existing debt and equity were substantially altered, as described below.

(a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

In consideration for the surrender of US$3,900,000 of the existing Senior Notes, the surrender of US$5,000,000 of the existing Junior Notes and the exchange of US$1,209,000 of accrued interest on these Notes, the Company issued US$4,204,000 of new Secured Notes, 3,653,972 of CDN$2 (US$1.72) preferred shares and a warrant to purchase 1,750,000 common shares. The Secured Notes bear interest at 14%, which is deferred until payments commence in March 2007, except in certain circumstances and are fully repayable on December 18, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown and the Secured Notes are repaid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500,000, at the rate of three common shares for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share.

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

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CDN GAAP AND US GAAP)

The Company prepares its financial statements in accordance with Canadian GAAP. (The reader is referred to note 7 of the Notes to Consolidated Financial Statements for the thirteen weeks ended March 26, 2006 for additional explanation.) The financial statements, if prepared in accordance with US GAAP, would have differed as follows:

Net loss for the thirteen weeks ended March 26, 2006 would have been reduced by $155,000, comprised of the amortization of leasehold improvements for stores opened prior to 1993 which, under Canadian GAAP, are amortized over the term of the lease plus two renewals, but which under US GAAP are amortized over the term of the lease only, and pre-opening costs which would have been expensed in 2005 under US GAAP. Net loss for the thirteen weeks ended March 27, 2005 would have increased by $99,000, comprised of the amortization of leasehold improvements for stores opened prior to 1993 which, under Canadian GAAP, are amortized over the term of the lease plus two renewals, but which under US GAAP are amortized over the term of the lease only, and pre-opening costs which would have been expensed in 2005 under US GAAP as incurred but which are amortized over 12 months from the opening of the new store under Canadian GAAP. The impact of these adjustments would reduce the net loss per share in the first quarter of 2006 to $0.08 but would increase the net loss per share in the first quarter of 2005 from $0.14 under Canadian GAAP to a loss of $0.16 under US GAAP.

Shareholders’ deficit at March 26, 2006 would increase by $195,000 from a deficit of $6,374,000 under Canadian GAAP to a deficit of $6,569,000 under US GAAP. Shareholders’ deficit at March 27, 2005 would increase by $477,000 from a deficit of $3,440,000 under Canadian GAAP to a deficit of $3,917,000 under US GAAP.

SELECTED FINANCIAL INFORMATION

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
CDN GAAP		Quarter ended:			ended
	3/26/2006	12/25/2005	9/25/2005	6/26/2005	3/26/2006

Revenue	$8,243	$9,065	$8,927	$8,081	$34,316

Income (loss) from Restaurant Operations	$965	$1,000	$689	$831	$3,485

Per share	$0.16	$0.17	$0.12	$0.15	$0.60
Diluted per share	$0.08	$0.08	$0.06	$0.07	$0.28

Earnings (loss) before income taxes	$(540)	$(372)	$(1,285)	$(594)	$(2,791)

Per share	$(0.09)	$(0.06)	$(0.22)	$(0.10)	$(0.48)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Net income (loss)	$(600)	$(557)	$(1,294)	$(611)	$(3,062)

Per share	$(0.10)	$(0.10)	$(0.22)	$(0.11)	$(0.53)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Total assets	$14,406	$14,682	$14,623	$15,108	$14,406
Shareholders' equity (deficit)	$(6,374)	$(5,795)	$(5,260)	$(3,994)	$(6,374)
Long term debt	$17,712	$17,348	$16,470	$15,687	$17,712

Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc. US$000 except per share information which is stated in US$
					12 months
CDN GAAP		Quarter ended:			ended
	3/27/2005	12/26/2004	9/26/2004	6/27/2004	3/27/2005

Revenue	$6,972	$7,499	$7,294	$6,782	$28,547

Income (loss) from Restaurant Operations	$732	$964	$785	$459	$2,940

Per share	$0.13	$0.18	$0.15	$0.09	$0.55
Diluted per share	$0.06	$0.12	$0.10	$0.06	$0.33

Earnings (loss) before income taxes	$(757)	$(66)	$(27)	$(336)	$(1,186)

Per share	$(0.13)	$(0.01)	$(0.01)	$(0.06)	$(0.22)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Net income (loss)	$(804)	$(202)	$(35)	$(353)	$(1,394)

Per share	$(0.14)	$(0.04)	$(0.01)	$(0.07)	$(0.26)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Total assets	$14,693	$15,164	$9,768	$9,713	$14,693
Shareholders' equity (deficit)	$(3,440)	$(2,642)	$1,819	$1,855	$(3,440)
Long term debt	$15,533	$15,262	$4,633	$4,683	$15,533

Cash dividend per share	$-	$-	$-	$-	$-

8 quarter selected financial history US$000 except per share information which is stated in US$
					12 months
US GAAP		Quarter ended:			ended
	3/26/2006	12/25/2005	9/25/2005	6/26/2005	3/26/2006

Revenue	$8,054	$8,891	$8,767	$7,943	$33,655

Income (loss) from Restaurant Operations	$1,113	$1,353	$741	$546	$3,753

Per share	$0.19	$0.23	$0.13	$0.10	$0.65
Diluted per share	$0.09	$0.11	$0.06	$0.04	$0.31

Earnings (loss) before income taxes	$(385)	$(31)	$(1,211)	$(883)	$(2,510)

Per share	$(0.07)	$(0.01)	$(0.21)	$(0.15)	$(0.43)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Net income (loss)	$(445)	$(216)	$(1,219)	$(900)	$(2,780)

Per share	$(0.08)	$(0.04)	$(0.21)	$(0.16)	$(0.48)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Total assets	$12,368	$12,454	$11,913	$12,396	$12,368
Shareholders' equity (deficit)	$(6,569)	$(6,146)	$(5,944)	$(4,760)	$(6,569)
Long term debt	$15,931	$15,511	$14,492	$13,777	$15,931

Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc. US$000 except per share information which is stated in US$
					12 months
US GAAP		Quarter ended:			ended
	3/27/2005	12/26/2004	9/26/2004	6/27/2004	3/27/2005

Revenue	$6,828	$7,339	$7,151	$6,632	$27,950

Income (loss) from Restaurant Operations	$632	$952	$775	$459	$2,818

Per share	$0.11	$0.18	$0.15	$0.09	$0.53
Diluted per share	$0.05	$0.12	$0.10	$0.06	$0.32

Earnings (loss) before income taxes	$(856)	$706	$(112)	$(412)	$(674)

Per share	$(0.15)	$0.13	$(0.02)	$(0.08)	$(0.13)
Diluted per share	n/a	$0.09	n/a	n/a	n/a

Net income (loss)	$(903)	$570	$(120)	$(429)	$(882)

Per share	$(0.16)	$0.11	$(0.02)	$(0.08)	$(0.16)
Diluted per share	n/a	$0.07	n/a	n/a	n/a

Total assets	$12,327	$12,876	$9,229	$9,240	$12,327
Shareholders' equity (deficit)	$(3,917)	$(3,020)	$(5,002)	$(4,870)	$(3,917)
Long term debt	$13,646	$13,386	$10,262	$10,284	$13,646

Cash dividend per share	$-	$-	$-	$-	$-

Off-Balance Sheet Arrangements

At March 26, 2006, the Company did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of fluctuations in foreign currency exchange risks. The Company’s borrowings are at fixed interest rates, so the Company is not significantly exposed to changes in interest rates. The Company is also subject to risk associated with changes to commodity prices such as meat, poultry and dairy products. In the event of a significant shift in pricing of one or more commodity, the Company would attempt to vary its pricing, product mix or recipes to mitigate any adverse impact of such changes to the extent that the competitive nature of the restaurant industry may allow.

Market Risk – Foreign Exchange

The Company’s functional and reporting currency is the US dollar. The Company generates approximately CDN$2,400,000 of operating cash flow from its Canadian restaurants each year. These cash flows are generated in Canadian dollars. Offsetting this, the Company incurs approximately CDN$2,700,000 of general and administrative expenses, and approximately CDN$600,000 interest on long-term debt in Canadian dollars.

The Company’s reported earnings are, therefore, subject to exchange rate fluctuations on the approximately CDN$900,000 net cash outflow in Canadian dollars each year.

Also, the Company’s reported earnings include gains/losses on foreign exchange, which largely reflect revaluation of the Company’s approximately CDN$13,000,000 of long-term debt.

As at September 25, 2005, the potential reduction in future reported earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately $1,066,000. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars.

At March 26, 2006 and March 27, 2005, we had no outstanding currency forward exchange contracts and during the three months ended March 26, 2006 and March 27, 2005, we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for these periods.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Vice President, Finance and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2006 in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be in the Company’s periodic reports filed with the SEC. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports.

During the quarter ended March 26, 2006, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time lawsuits are filed against the Company in the ordinary course of business. The Company is not currently a party to any litigation which would, if adversely determined, have a material adverse effect on the Company or its business and is not aware of any such threatened litigation.

A Canadian subsidiary of the Company has received notices of reassessment from the Canada Revenue Agency (“CRA”) involving a further demand from the CRA for CDN$184,000 (US$158,000) relating to disputes concerning construction allowances dating back to 1984.

On April 4, 2006, the Company paid the full amount claimed by the CRA of CDN$184,000 (US$158,000.) As at March 26, 2006, the Company maintained a provision of CDN$163,000 (US$139,000) against this charge.

Item 1A – Risk Factors

None.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of a certain investment agreement dated December 17, 2004 by and among the Company, Management, GEIPPPII and Crown, the Company issued 56,094 common shares and 39,070 preferred shares, on December 31, 2005 to Messrs. Bryant and Laurie in consideration for an aggregate of CDN$21,000.

The preferred shares are automatically convertible into common shares subject to the Company achieving an EBITDA target of $3,500,000 at the rate of three common shares for every preferred share. Such securities were issued to Messrs. Bryant and Laurie in reliance upon the exclusion from registration available under Regulation S of the Securities Act (“Regulation S”), because such purchasers were located outside the United States and were not “U.S. persons”, as such term is defined in Regulation S.

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

21.1	List of Subsidiaries (11)
31.1	Section 302 Certification of Chief Executive Officer – April 24, 2006
31.2	Section 302 Certification of Chief Financial Officer – April 24, 2006
32.1	Section 906 Certification of Chief Executive Officer – April 24, 2006
32.2	Section 906 Certification of Chief Financial Officer – April 24, 2006

* Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Exhibits filed with the Company’s Registration Statement on Form SB-2 (Registration No. 33-60612)
(2)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1993
(3)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1994
(4)	Incorporated by reference from Registrant’s 10-KSB/A for the Fiscal Year Ended December 31, 1996
(5)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 27,1998
(6)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 26, 1999
(7)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 31, 2000
(8)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 29, 2002
(9)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 26, 2004
(10)	Incorporated by reference from Registrant’s Form 8-K dated December 23, 2004
(11)	Incorporated by reference from Registrant’s Form 10-K for the Fiscal Year Ended December 25, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elephant & Castle Group Inc.

Date: April 24, 2006	/s/ Richard Bryant
Chairman of the Board,
Chief Executive Officer and President
(principal executive officer)

Date: April 24, 2006	/s/ Roger Sexton
Chief Financial Officer
(principal financial and accounting
officer)