Form 10-Q
period 2006-06-25
ELEPHANT & CASTLE GROUP INC
filed 2006-07-31
CIK 899849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

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

__________________________________________________________________
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
Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

As of July 17, 2006, 6,052,369 common shares of the registrant were issued and outstanding.

ELEPHANT & CASTLE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
JUNE 25, 2006

NOTE REGARDING FORWARD–LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). In some cases, you can identify the forward-looking statements by Elephant & Castle Group Inc.’s (the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.

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

Item 1 – Financial Statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
US Dollars
(In Thousands of Dollars)

	June 25,	December 25,
	2006	2005
	(Unaudited)	(audited)
ASSETS (Note 6)
Current
Cash	$1,715	$956
Accounts Receivable	577	558
Inventory	377	380
Deposits and Prepaid Expenses	446	396
Pre-Opening Costs	-	191
Total Current Assets	3,115	2,481

Property, Plant and Equipment	7,822	8,187
Future Income Tax Benefits	2,112	2,099
Other Assets	1,796	1,915

Total Assets	$14,845	$14,682

LIABILITIES
Current
Accounts Payable and Accrued Liabilities	$2,669	$2,713
Current Portion of Long-Term Debt	317	41
Total Current Liabilities	2,986	2,754

Long-Term Debt (Note 6)	18,311	17,306
Other Liabilities	650	417
Total Liabilities	21,947	20,477

SHAREHOLDERS' EQUITY (DEFICIT)
Common Shares	13,147	13,112
Contributed Surplus	1,282	1,282
Cumulative Translation Adjustment	(880)	(880)
Deficit	(20,651)	(19,309)
Total Shareholders' Equity (Deficit)	(7,102)	(5,795)

Total Liabilities and Shareholders' Equity (Deficit)	$14,845	$14,682

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Operations
US Dollars
(In Thousands of Dollars, Except Net Income/(Loss) Per Share)
(Unaudited)

		US $		US $
		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		June 25,	June 26,	June 25,	June 26,
		2006	2005	2006	2005

SALES
Corporate Locations		$9,028	$7,922	$17,155	$14,797
Revenue from Franchises		107	159	223	256

Total Sales		9,135	8,081	17,378	15,053

RESTAURANT EXPENSES
Food and Beverage Costs		2,340	2,133	4,469	4,018
Restaurant Operating Expenses
Labour		2,720	2,605	5,306	4,819
Occupancy and Other		2,231	2,070	4,282	3,894
Amortization		453	442	965	760
		7,744	7,250	15,022	13,491

INCOME FROM RESTAURANT OPERATIONS		1,391	831	2,356	1,562

GENERAL AND ADMINISTRATIVE EXPENSES		821	797	1,602	1,542

LOSS/(GAIN) ON FOREIGN EXCHANGE		532	(26)	541	65

INTEREST ON LONG-TERM DEBT		733	654	1,447	1,307

(LOSS) BEFORE INCOME TAXES		(695)	(594)	(1,234)	(1,352)

INCOME TAX		48	17	108	64

NET (LOSS) FOR THE PERIOD		$(743)	$(611)	$(1,342)	$(1,416)

Weighted average number of shares outstanding	Basic	5,968,228	5,702,155	5,936,181	5,677,907

Net Income/(Loss) per share	Basic	($0.12)	($0.11)	($0.23)	($0.25)

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
US Dollars
(In Thousands of Dollars)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005

OPERATING ACTIVITIES

NET (LOSS)	$(743)	$(611)	$(1,342)	$(1,416)
Add: Items not involving cash -
Amortization	453	442	965	760
Loss (Gain) on Foreign Exchange	532	(26)	541	65
Non-Cash Interest	629	354	1,142	711
Other	(33)	(121)	(9)	(124)
	838	38	1,297	(3)

CHANGES IN NON-CASH WORKING CAPITAL
Accounts Receivable	(125)	(192)	(19)	(36)
Inventory	(32)	(50)	3	(37)
Deposits and Prepaid Expenses	(141)	2,123	(50)	532
Accounts Payable and Accrued Liabilities	121	721	(44)	680
	(177)	2,602	(110)	1,139

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	661	2,640	1,187	1,136

INVESTING ACTIVITIES
Acquisition of Fixed Assets	(157)	(3,718)	(455)	(3,810)
Acquisition of Other Assets, including pre-
opening costs	-	(306)	-	(410)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(157)	(4,024)	(455)	(4,221)

FINANCING ACTIVITIES
Repayment of Capital Leases	(1)	(8)	(9)	(13)
Proceeds of Share Issue	19	-	37	-
	18	(8)	28	(13)

INCREASE (DECREASE) IN CASH DURING PERIOD	522	(1,392)	760	(3,098)

CASH AT BEGINNING OF PERIOD	1,194	2,277	956	3,981

CASH AT END OF PERIOD	$1,716	$884	$1,716	$884

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity (Deficit)
US Dollars
(In Thousands of Dollars)
(Unaudited)

	Twenty-Six Weeks Ended
	June 25,	June 26,
	2006	2005

Balance at Beginning of Period	$(5,795)	$(2,642)

Net income/(loss)	(1,342)	(1,416)
Issuance of Share Capital	35	62
Other		2

Balance at End of Period	$(7,102)	$(3,994)

See notes to consolidated financial statements

Notes to Consolidated Financial Statements
Thirteen and Twenty-Six Weeks Ended June 25, 2006 and June 26, 2005
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

In the opinion of the Company’s management, these interim financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 25, 2006 and the consolidated results of operations, the consolidated statement of shareholders’ equity (deficit) and cash flows for the thirteen and twenty-six weeks then ended. The results of operations for the interim period are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2.      COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period’s presentation.

3.      FRANCHISES

The Company recognizes initial fees from the sale of franchises as revenue once the Company has fully complied with its obligations to the new franchisee in providing operational support and training regarding the opening of the restaurant. For the twenty-six weeks ended June 25, 2006 such fees were $nil. (2005 – $25).

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

As at June 25, 2006, the Company has concluded that no provisions for the impairment of long-lived assets are required.

5.      PRE-OPENING COSTS

During the year ended December 25, 2005, the Company incurred $516 of pre-opening costs in relation to its new store openings in Chicago, IL (East Huron St.) and Washington, DC (Pennsylvania Ave.). In accordance with Canadian GAAP, these costs were amortized over a period of 12 months commencing from the opening date of each store.

As at June 25, 2006 the unamortized value of such pre-opening costs was $nil. (June 2005 - $399; December 2005 - $191)

6.      FINANCING STRUCTURE

On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN$5,000 (US$4,450) for the purposes of opening new Elephant & Castle restaurants and refurbishing existing Elephant & Castle restaurants. In addition, the structure of the Company’s pre-existing debt and equity were substantially altered, as described below.

(a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

In consideration for the surrender of US$3,900 of the existing senior notes (the “Senior Notes”), the surrender of US$5,000 of the existing junior notes (the “Junior Notes”) (together with the Senior Notes, the “Notes”) and the exchange of US$1,209 of accrued interest on these Notes the Company issued US$4,204 of new secured 14% notes (the “Secured Notes”), 3,653,972 of CDN$2 (US$1.78) preferred shares and a warrant to purchase 1,750,000 common shares. The Secured Notes bear interest at 14%, which is deferred until payments commence in March 2007, except in certain circumstances, and are fully repayable on December 18th, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Capital Partners (“Crown”) and the Secured Notes are repaid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500, at the rate of three 3 common shares for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.594) per share.

(b) Transactions with Crown

The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN$5,000 (US$4,450). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN$40 (US$36) commence in December 2006, rising to CDN$60 (US$53) in December 2007 and CDN$100 (US$89) in December 2008, with the balance of CDN$2,600 (US$2,314) repayable by December 17, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 common shares of the Company and 730,794 preferred shares of the Company for one hundred Canadian dollars (collectively, the “Crown Security”), representing 15% of the outstanding shares

6.      FINANCING STRUCTURE (Continued)

of both classes of shares of the Company and a further warrant to purchase 350,000 common shares.

These further warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.594) per share.

(c) Transactions with Management

The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN$265 (US$236), over a period of 18 months commencing December 2004, 699,534 common shares and 487,196 preferred shares, representing 10% of the outstanding shares of both classes of shares of the Company. Management made an initial payment of CDN$115 (US$102) on December 17, 2004 and subsequent payments of CDN$86 (US$77) during the year ended December 25, 2005. The remaining balance of CDN$64 (US$57) was paid by two equal installments on March 31 and June 30, 2006. In connection with this purchase, Management has also been issued a warrant for the purchase of an additional 5% of both classes of shares for CDN$133 (US$118).

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

7.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”)

Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and US earnings is as follows (the reader is referred to the Company’s annual report on Form 10-K for the year ended December 25, 2005, as filed with the United States Securities and Exchange Commission (the “SEC”)):

Reconciliation of total assets, liabilities and shareholders’ equity (deficit):

In thousands of US dollars
	June 25,	Dec 25,
	2006	2005

Total assets for Canadian GAAP	14,845	14,682

Less proportional share of San Francisco JV assets	(186)	(166)
Add investment in San Francisco JV	120	126
Less pre-opening costs	0	(191)
Less additional amortisation on leasehold improvements	(104)	(160)
Less deferred finance costs	(1,718)	(1,837)

Total assets for US GAAP	12,956	12,454

Total liabilities per Canadian GAAP	21,947	20,477

Less proportional share of San Francisco JV liabilities	(67)	(40)
Less deferred finance costs	(1,718)	(1,837)

Total liabilities for US GAAP	20,162	18,600

Total equity for Canadian GAAP	(7,102)	(5,795)

Less pre-opening costs	0	(191)
Less additional amortisation on leasehold improvements	(104)	(160)

Total equity for US GAAP	(7,206)	(6,146)

Total equity & liabilities for US GAAP	12,956	12,454

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

(b) Reconciliation of income (loss) reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,		Thirteen weeks ended		Twenty-six weeks ended
except net income/(loss) per share		June 25,	June 26,	June 25,	June 26,
		2006	2005	2006	2005

Net Income/(Loss) - Canadian GAAP		$(743)	$(611)	$(1,342)	$(1,416)

Adjustments:
Amortization of leasehold
improvement costs		31	6	56	11
Pre-opening costs		61	(295)	191	(399)
Net Income/(Loss) - US GAAP		(651)	(900)	(1,095)	(1,804)

Net Income/(Loss) per Common Share

Canada	Basic	($0.12)	($0.11)	($0.23)	($0.25)

United States	Basic	($0.11)	($0.16)	($0.18)	($0.32)

Weighted Average Number of Common
Shares Outstanding:	Basic	5,968,228	5,702,155	5,936,181	5,677,907

7.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(c) Statement of cash flows reported in accordance with US GAAP:

In thousands of US Dollars,	Twenty-six Weeks Ended
	June 25,	June 26,
	2006	2005
OPERATING ACTIVITIES

NET (LOSS)	$(1,095)	$(1,804)
Add: Items not involving cash -
Amortization	717	1,148
Loss (Gain) on Foreign Exchange	541	65
Non-Cash Interest	1,142	711
Other	(13)	(129)
	1,292	(9)
CHANGES IN NON-CASH WORKING CAPITAL
Accounts Receivable	8	(45)
Inventory	1	(39)
Deposits and Prepaid Expenses	(51)	531
Accounts Payable and Accrued Liabilities	(68)	701

	(110)	1,146
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,182	1,137

INVESTING ACTIVITIES
Acquisition of Fixed Assets	(455)	(3,810)
Acquisition of Other Assets, including pre-
opening costs	-	(410)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(455)	(4,220)
FINANCING ACTIVITIES
Repayment of Capital Leases	(9)	(13)
Proceeds of Share Issue	37	-
	28	(13)
INCREASE (DECREASE) IN CASH DURING PERIOD	755	(3,096)

CASH AT BEGINNING OF PERIOD	952	3,971

CASH AT END OF PERIOD	$1,707	$874

Cash at beginning of period - Canadian GAAP	956	3,981
Less proportional share of San Francisco joint venture	(3)	(11)
Cash at beginning of period - US GAAP	$952	$3,971
Cash at end of period - Canadian GAAP	1,715	884
Less proportional share of San Francisco joint venture	(8)	(10)

Cash at end of period - US GAAP	$1,707	$874

7.      DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(d) Reconciliation statement of shareholders’ equity (deficit) reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,	Twenty-six weeks ended
	June 25,	June 26,
	2006	2005

Opening Shareholders' Equity (Deficit) - Canadian GAAP	$(5,795)	$(2,642)
Amortization of improvement costs	(160)	(378)
Pre-opening costs expensed under US GAAP	(191)	0

Opening Shareholders' Equity (Deficit) - US GAAP	(6,146)	(3,020)

Net Income (Loss) - Canada	(1,342)	(1,416)
Amortization of leasehold improvement costs	56	11
Pre-opening costs	191	(399)

Net Income (Loss) - US	(1,095)	(1,804)

Issuance of Share Capital - Canada and US	35	62

Closing Shareholders' Equity (Deficit) - Canada	$(7,102)	$(3,994)
Amortization of improvement costs	(104)	(367)
Pre-opening costs expensed under US GAAP	0	(399)

Closing Shareholders' Equity (Deficit) - US	(7,206)	(4,760)

8.      SUBSEQUENT EVENTS

(a) Management share purchases

On June 30, 2006, in accordance with the agreements dated December 17, 2004, (note 6) Management purchased additional common shares and preferred shares.

Messrs. Bryant and Laurie purchased a further 1/6 of their remaining commitment, in line with the agreement dated December 17, 2004. This represented the final purchase installment for Messrs. Bryant and Laurie who have now purchased all of their commitment under the agreement dated December 17, 2004. Mr. Sexton had already purchased all of his remaining commitment on April 4, 2005.

Common shares and preferred shares purchased by Management on June 30, 2006 were as follows:

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

Thirteen weeks ended June 25, 2006 vs. Thirteen weeks ended June 26, 2005

During the thirteen weeks ended June 25, 2006, the Company saw strong comparable store sales and profit growth from both US and Canadian operations, reflecting improved operational standards and continuing favorable economic conditions in both markets. Comparisons with available market data suggest that the Company’s growth in comparable US store sales has exceeded the average for the casual dining sector by approximately 7.5% for the three months ended June 25, 2006. (Source: KnappTrack).

The Company promoted itself as a venue for watching the FIFA World Cup 2006 and benefited from this event. The return of the NHL Playoffs in the second quarter of 2006 had a positive impact compared to the second quarter of 2005.

During the thirteen weeks ended June 25, 2006, the Company generated Earnings Before Interest, Tax, Depreciation, Amortization and Loss/(Gain) on Foreign Exchange (“EBITDAFE”) of US$1,023,000 which represents a 115% increase on the prior year when EBITDAFE was US$476,000. EBITDAFE is a non-GAAP term, but the Company believes it to be a good measure of underlying business performance. Loss/(Gain) on Foreign Exchange has been excluded since these losses/(gains) largely relate to the translation of the Company’s Canadian dollar denominated debt, rather than to trading activities, and are extremely sensitive to relatively small movements in period end exchange rates. The following table provides a reconciliation between Net Income (Loss) and EBITDAFE:

US$000	Q2 2006	Q2 2005

Net income (loss)	(743)	(611)
Add back:
Interest on Long-Term Debt	733	654
Income taxes	48	17
Amortization	453	442
Loss/(Gain) on Foreign Exchange	532	(26)

EBITDAFE	1,023	476

The Company presents its consolidated financial statements in Canadian GAAP, and provides reconciliations to US GAAP where required.

With effect from the reporting period ended December 26, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company‘s functional and reporting currency was the Canadian Dollar.

Sales

Sales increased during the thirteen weeks ended June 25, 2006 to $9,135,000 from $8,081,000 in 2005. The year on year increase in sales of $1,054,000 is comprised of:

US$
Increase in sales from same US stores (+6.5%)	223,000
Increase in sales from same Canadian stores (+10.2%)	332,000
Impact of closed Canadian stores	(801,000)
Consolidation of Canadian sales at higher exchange rate	346,000
Share of sales from San Francisco joint venture	44,000
Impact of new stores (Chicago-Huron and Washington)	991,000
Changes in other income	(81,000)

Total change in sales versus 2005	1,054,000

For the five US Corporate locations open throughout both years, sales for the 2006 period were $3,677,000, which represents an increase of 6.5% compared to the prior year. Three out of five US same corporate stores showed year on year growth. Chicago's sales grew +16.0% versus the same period in 2005, continuing the store’s strong growth. Likewise, Boston (+11.6%) and Seattle (+11.2%) have each grown compared to the prior year.

For the seven Canadian corporate locations fully open throughout both periods, sales for the thirteen weeks ended June 25, 2006 totaled CDN$4,042,000 and increased 10.2% compared to the thirteen weeks ended June 26, 2005. Six of the seven stores (Edmonton Whyte Avenue +48.2%; Toronto - King Street +20.3%; Ottawa +12.9%; Edmonton Eaton Centre +10.7%; Winnipeg +2.9%; Rosie’s on Robson +1.2%) showed year on year sales increases. The return of NHL Hockey in the fourth quarter of 2005 had a positive impact on the Edmonton Whyte Avenue and Rosie’s on Robson locations. Edmonton Whyte Avenue benefited from the Edmonton Oilers’ run to the NHL playoff finals resulting in a positive second quarter of 2006.

Net Loss

For the thirteen weeks ended June 25, 2006, the Company generated a net loss of $743,000 compared to a net loss of $611,000 for the thirteen week period in 2005. The current year loss includes a loss on foreign exchange of $532,000 (2005 - $26,000 gain), and interest costs of $732,000 (2005 - $654,000) reflecting the Company’s funding structure. Losses per common share for the current period were $0.12, versus a loss per common share of $0.11 in 2005. The weighted average number of common shares outstanding increased from 5,702,155 in 2005 to 5,968,228 in 2006, reflecting the purchase of common shares by Management in accordance with the Company’s funding agreements and the issuance of 12,000 common shares to directors.

Income from Restaurant Operations

The Company generated income from restaurant operations of $1,391,000 for the thirteen weeks ended June 25, 2006 compared to $831,000 for the same period in 2005. The increase versus 2005 of $560,000 is comprised of:

US$

Increase in income from same US stores	160,000
Increase in income from same Canadian stores	70,000
Impact in income from closed Canadian stores	10,000
Impact of foreign exchange	45,000
Income from San Francisco store	6,000
Impact of new stores (Chicago-Huron and Washington)	279,000
Changes in other income	(10,000)

Total change in income versus 2005	560,000

The Company opened two new corporate stores in May 2005, a first store in Washington, DC, and a second store in Chicago, IL (East Huron Street). These new stores generated income of $213,000 in the second quarter versus a loss of $66,000 in the second quarter of 2005.

Same Store Performance

The following tables show same store sales and profit performance for US and Canadian stores (in local currency):

US same stores (US$000)

		% of		% of
	2006	sales	2005	sales

SALES	3,677		3,454

RESTAURANT EXPENSES
Food and Beverage Costs	877	23.9%	860	24.9%
Restaurant Operating Expenses
Labor	1,121	30.5%	1,106	32.0%
Occupancy and Other	884	24.0%	841	24.3%
Amortization	168	4.6%	179	5.2%
Loss on Asset Disposal	0	0.0%	1	0.0%

	3,050	82.9%	2,987	86.5%

INCOME FROM RESTAURANT
OPERATIONS	627	17.1%	467	13.5%

CDN same stores (CDN$000)

		% of		% of
	2006	sales	2005	sales

SALES	4,042		3,668

RESTAURANT EXPENSES
Food and Beverage Costs	1,166	28.8%	1,076	29.3%
Restaurant Operating Expenses
Labor	1,219	30.2%	1,112	30.3%
Occupancy and Other	984	24.3%	902	24.6%
Amortization	130	3.2%	120	3.3%
Loss on Asset Disposal	6	0.1%	0	0.0%

	3,505	86.7%	3,210	87.5%

INCOME FROM RESTAURANT
OPERATIONS	537	13.3%	458	12.5%

Canadian same store performance is reported above in Canadian dollars to eliminate the impact of foreign exchange fluctuations and to facilitate year on year comparisons. It excludes the three stores that closed during 2006.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, decreased to 25.6% for the thirteen weeks ended June 25, 2006, compared to 26.4% for the thirteen weeks ended June 26, 2005.

Food costs improved reflecting favorable commodity pricing and continuing efforts in training kitchen personnel and management.

Labor and Benefits Costs

Labor and benefits decreased from 32.2% of sales in 2005 to 29.8% in the current period.

Same store percentage was below last year for the US reflecting higher sales volumes and good cost control. In Canada, same store percentage of sales was broadly flat versus the prior year, with volume efficiencies offset by minimum wage increases in Ontario and Manitoba which impacted four of the seven Canadian stores.

Occupancy and Other Operating Costs

Occupancy and other operating expenses as a percentage of sales decreased to 24.4% from 25.6% in the same period last year. The closure of three smaller, less profitable stores in Canada contributed to this improvement.

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

As at June 25, 2006, the Company has concluded that no provisions for the impairment of long-lived assets are required.

Amortization Expense

Amortization costs decreased from 5.5% of sales in 2005 to 5.0% in 2006, reflecting higher sales volumes.

Amortization expense increased from $442,000 to $453,000 reflecting two new US stores and the refurbishment of the Office Bar in the Toronto – King Street store.

General and Administrative Costs

General and administrative costs were 9.0% of sales for 2006, a reduction of 0.9% versus the 9.9% of sales for 2005. Costs increased from $797,000 in 2005 to $821,000 in the current period. This reflects conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. Underlying costs in Canadian dollars were CDN$37,000 lower than the prior year. The $24,000 increase versus 2005 is comprised of:

US$
Decrease in costs of Vancouver office	37,000
Exchange rate applied to Vancouver office costs	(61,000)

Total increase in G&A costs versus 2005	(24,000)

Loss on foreign exchange

For the thirteen weeks ended June 25, 2006, the Company recorded a loss on foreign exchange of $532,000 (2005 – $26,000 gain). This reflects the conversion into US dollars of the Company’s CDN$14,421,000 of Canadian dollar denominated debt, including preferred shares, at a higher rate than that used at the end of the first quarter.

Interest on Long-Term Debt

Interest on long-term debt was $732,000 for the thirteen weeks ended June 25, 2006, compared to $654,000 in 2005, reflecting the conversion of interest on Canadian dollar denominated debt.

Loss Before Taxes

The Company generated a loss before income taxes of $743,000 for the thirteen weeks ended June 25, 2006 versus a loss of $611,000 for 2005. This includes a loss on foreign exchange of $532,000 (2005 – $26,000 gain) and interest of $732,000 (2005 – $654,000).

Income Taxes

The Company recorded income taxes of $48,000 for the thirteen weeks ended June 25, 2006 (2005 - $17,000), representing state taxes which are payable in the US.

Net Loss

For the thirteen weeks ended June 25, 2006, the Company generated a net loss of $743,000 versus a net loss of $611,000 for the thirteen week period ended June 26, 2005. The current year loss includes a loss on foreign exchange of $532,000 (2005 – $26,000 gain), and interest costs of $732,000 (2005 – $654,000). Losses per common share for the current period were $0.12, versus a loss per common share of $0.11 in 2005. The weighted average number of common shares outstanding increased from 5,702,155 in 2005 to 5,968,228 in 2006 for the current year.

Twenty-six weeks ended June 25, 2006 vs. Twenty-six weeks ended June 26, 2005

During the twenty-six weeks ended June 25, 2006, the Company saw strong comparable store sales and profit growth from both US and Canadian operations, reflecting improved operational standards and continuing favorable economic conditions in both markets. Comparisons with available market data suggest that the Company’s growth in comparable US store sales has exceeded the average for the casual dining sector by approximately 6.5% for the six months ended June 25, 2006. (Source: KnappTrack).

The Company promoted itself as a venue for watching the FIFA World Cup 2006 and benefited from this event. The return of the NHL Playoffs in the second quarter of 2006 had a positive impact compared to the second quarter of 2005.

During the twenty-six weeks ended June 25, 2006, the Company generated Earnings Before Interest, Tax, Depreciation, Amortization and Loss/(Gain) on Foreign Exchange (“EBITDAFE”) of US$1,719,000 which represents a 120% increase on the prior year when EBITDA was US$780,000. EBITDAFE is a non-GAAP term, but the Company believes it to be a good measure of underlying business performance. Loss/(Gain) on Foreign Exchange has been excluded since these losses/(gains) largely relate to the translation of the Company’s Canadian dollar denominated debt, rather than to trading activities, and are extremely sensitive to relatively small movements in period end exchange rates. The following table provides a reconciliation between Net Income (Loss) and EBITDAFE:

US$000	Q2 2006	Q2 2005

Net income (loss)	(1,342)	(1,416)
Add back:
Interest on Long-Term Debt	1,447	1,307
Income taxes	108	64
Amortization	965	760
Loss/(Gain) on Foreign Exchange	541	65

EBITDAFE	1,719	780

The Company presents its consolidated financial statements in Canadian GAAP, and provides reconciliations to US GAAP where required.

With effect from the reporting period ended December 26, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company‘s functional and reporting currency was the Canadian Dollar.

Sales

Sales increased during the twenty-six weeks ended June 25, 2006 to $17,378,000 from $15,053,000 in 2005. The year on year increase in sales of $2,325,000 is comprised of:

US$
Increase in sales from same US stores (+7.8)	529,000
Increase in sales from same Canadian stores (+9.9)	613,000
Impact of closed Canadian stores	(1,453,000)
Consolidation of Canadian sales at higher exchange rate	537,000
Share of sales from San Francisco joint venture	89,000
Impact of new stores (Chicago-Huron and Washington)	2,094,000
Changes in other income	(84,000)

Total change in sales versus 2005	2,325,000

For the five US Corporate locations open throughout both years, sales for the 2006 period were $7,279,000, which represents an increase of 7.8% compared to the prior year. Four out of five US same corporate stores showed year on year growth. Chicago's sales grew +19.2% versus the same period in 2005, continuing the store’s strong growth. Likewise, Boston (+8.1%), Seattle (+6.6%) and San Diego (+1.7%) have each grown compared to the prior year. Philadelphia sales have remained flat.

For the seven Canadian corporate locations fully open throughout both periods, sales for the twenty-six weeks ended June 25, 2006 totaled CDN$7,772,000 and increased 9.9% compared to the twenty-six weeks ended June 26, 2005. Five of the seven stores (Edmonton Whyte Avenue +38.4%; Toronto - King Street +16.4%; Rosie’s on Robson +13.3%; Edmonton Eaton Centre +12.3%; Ottawa +10.1%) showed year on year sales increases. The return of NHL Hockey in the fourth quarter of 2005 had a positive impact on the Edmonton Whyte Avenue and Rosie’s on Robson locations. Edmonton Whyte Avenue benefited from the Edmonton Oilers making it to the NHL playoff finals resulting in a positive second quarter of 2006.

Net Loss

For the twenty-six weeks ended June 25, 2006, the Company generated a net loss of $1,342,000 compared to a net loss of $1,416,000 for the twenty-six week period in 2005. The current year loss includes a loss on foreign exchange of $541,000 (2005 - $65,000 loss), and interest costs of $1,447,000 (2005 - $1,307,000) reflecting the Company’s funding structure. Losses per common share for the current period were $0.23, versus a loss per common share of $0.25 in 2005. The weighted average number of common shares outstanding increased from 5,677,907 in 2005 to 5,936,181 in 2006, reflecting the purchase of common shares by Management in accordance with the Company’s funding agreements and the issuance of 12,000 common shares to directors.

Income from Restaurant Operations

The Company generated income from restaurant operations of $2,356,000 for the twenty-six weeks ended June 25, 2006 compared to $1,562,000 for the same period in 2005. The increase versus 2005 of $794,000 is comprised of:

US$

Increase in income from same US stores	318,000
Increase in income from same Canadian stores	142,000
Impact in income from closed Canadian stores	52,000
Impact of foreign exchange	65,000
Income from San Francisco store	13,000
Impact of new stores (Chicago-Huron and Washington)	166,000
Changes in other income	38,000

Total change in income versus 2005	794,000

The Company opened two new corporate stores in May 2005, a first store in Washington, DC, and a second store in Chicago, IL (East Huron Street). These new stores generated income of $100,000 in the first half year, versus a loss of $66,000 in the first half of 2005.

Same Store Performance

The following tables show same store sales and profit performance for US and Canadian stores (in local currency):

US same stores (US$000)

		% of		% of
	2006	sales	2005	sales

SALES	7,279		6,750

RESTAURANT EXPENSES
Food and Beverage Costs	1,737	23.9%	1,689	25.0%
Restaurant Operating Expenses
Labor	2,253	31.0%	2,175	32.2%
Occupancy and Other	1,726	23.7%	1,624	24.1%
Amortization	320	4.4%	333	4.9%
Loss on Asset Disposal	0	0.0%	4	0.1%

	6,036	82.9%	5,825	86.3%

INCOME FROM RESTAURANT
OPERATIONS	1,243	17.1%	925	13.7%

CDN same stores (CDN$000)

		% of		% of
	2006	sales	2005	sales

SALES	7,772		7,074

RESTAURANT EXPENSES
Food and Beverage Costs	2,256	29.0%	2,099	29.7%
Restaurant Operating Expenses
Labor	2,384	30.7%	2,172	30.7%
Occupancy and Other	1,929	24.8%	1,785	25.2%
Amortization	261	3.4%	243	3.4%
Loss on Asset Disposal	6	0.1%	0	0.0%

	6,836	88.0%	6,299	89.0%

INCOME FROM RESTAURANT
OPERATIONS	936	12.0%	775	11.0%

Canadian same store performance is reported above in Canadian dollars to eliminate the impact of foreign exchange fluctuations and to facilitate year on year comparisons. It excludes the three stores that closed during 2006.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, decreased to 25.7% for the twenty-six weeks ended June 25, 2006, compared to 26.7% for the twenty-six weeks ended June 26, 2005.

Food costs improved reflecting favorable commodity pricing and continuing efforts in training kitchen personnel and management.

Labor and Benefits Costs

Labor and benefits decreased from 32.0% of sales in 2005 to 30.5% in the current period.

Same store percentage was below last year for the US reflecting higher sales volumes and good cost control. In Canada, same store percentage of sales was broadly flat versus the prior year, with volume efficiencies offset by minimum wage increases in Ontario and Manitoba which impacted four of the seven Canadian stores.

Occupancy and Other Operating Costs

Occupancy and other operating expenses as a percentage of sales decreased to 24.6% from 25.9% in the same period last year. The closure of three smaller, less profitable stores in Canada contributed to this improvement.

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

As at June 25, 2006, the Company has concluded that no provisions for the impairment of long-lived assets are required.

Amortization Expense

Amortization costs increased from 5.0% of sales in 2005 to 5.6% in 2006.

The increase in amortization can be attributed to an additional $235,000 in amortization expenses attributable to the new stores (Chicago – Huron and Washington, DC) and the refurbishment of the Office Bar in the Toronto – King Street store.

General and Administrative Costs

General and administrative costs were 9.2% of sales for 2006, a reduction of 1.0% versus the 10.2% of sales for 2005. Costs increased from $1,542,000 in 2005 to $1,602,000 in the current period. This reflects conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. Underlying costs in Canadian dollars were CDN$62,000 lower than the prior year, which included costs associated with the opening of two new stores in 2005. The $60,000 increase versus 2005 is comprised of:

US$
Decrease in costs of Vancouver office	62,000
Exchange rate applied to Vancouver office costs	(122,000)
Total increase in G&A costs versus 2005	(60,000)

Loss on foreign exchange

For the twenty-six weeks ended June 25, 2006, the Company recorded a loss on foreign exchange of $541,000 (2005 – $65,000 loss). This reflects the conversion into US dollars of the Company’s CDN$14,421,000 of Canadian dollar denominated debt, including preferred shares, at a higher rate than year end 2005.

Interest on Long-Term Debt

Interest on long-term debt was $1,447,000 for the twenty-six weeks ended June 25, 2006, compared to $1,307,000 in 2005. The increase is attributable to interest costs on Canadian dollar denominated debt being converted at a higher exchange rate than that used in the prior year.

Loss Before Taxes

The Company generated a loss before income taxes of $1,234,000 for the twenty-six weeks ended June 25, 2006 compared to a loss of $1,352,000 for 2005. The current year loss includes a loss on foreign exchange of $541,000 (2005 – $65,000 loss) and interest costs of $1,447,000 (2005 – $1,307,000).

Income Taxes

The Company recorded income taxes of $108,000 for the twenty-six weeks ended June 25, 2006 (2005 - $64,000), representing state taxes which are payable in the US.

Net Loss

For the twenty-six weeks ended June 25, 2006, the Company generated a net loss of $1,342,000 compared to a net loss of $1,416,000 for the twenty-six week period ended March 27, 2005. The current year loss includes a loss on foreign exchange of $541,000 (2005 – $65,000 loss), and interest costs of $1,447,000 (2005 – $1,307,000). Losses per common share for the current period were $0.23, versus a loss per common share of $0.25 in 2005. The weighted average number of common shares outstanding increased from 5,677,907 in 2005 to 5,936,181 in 2006 for the current year, reflecting the purchase of common shares by Management in accordance with the Company’s funding agreements and the issuance of 12,000 common shares to directors.

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

Seasonality

The Company experienced strong sales and profit performance in the first half of 2006, reflecting improved operational standards, and a strong trading environment, including the interest created by the FIFA World Cup in Germany.

The first quarter of the year continues to be the Company’s weakest trading period, but the closure in late 2005 of two Canadian stores with a heavier bias towards summer trading resulted in a flatter seasonal profile for 2006 than in previous years.

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

The Company has determined that this position is unchanged as at June 25, 2006.

(2) Future income taxes

The Company has calculated, as at June 25, 2006, the following values for future income tax benefits:

(a) Non-capital loss carry forwards -

US $000		FIT	Valuation		FIT
	Losses	Benefit	Allowance		Asset
US operations	8,038	2,828	(1,414)	50%	1,414
CDN operations	628	246	(123)	50%	123
Group functions	5,172	2,017	(2,017)	100%	0

	13,838	5,091	(3,554)		1,537

(b) Fixed asset values for tax purposes in excess of book values -

US $000	FIT	Valuation		FIT
	Benefit	Allowance		Asset
US operations	685	(343)	50%	342
CDN operations	466	(233)	50%	233
Group functions	30	(30)	100%	0

	1,181	(606)		575

The Company has applied 50% valuation allowances against both its US and Canadian operations. The Company considers these valuation allowances to be appropriate. The Company has applied a 100% valuation allowance against its group function, since at current business volumes this entity does not generate taxable profits.

In addition, the Company has $8,362,000 of net capital losses, against which a 100% valuation allowance has been applied.

Summary of future income tax asset as at June 25, 2006 -

US $000	FIT	Valuation	FIT
	Benefit	Allowance	Asset
Tax benefit of non-capital loss carry forwards	5,068	(3,531)	1,537
Tax benefit of capital loss carry forwards	1,210	(1,210)	0
Fixed asset values for tax purposes in excess of book values	1,181	(606)	575

	7,459	(5,347)	2,112

Liquidity and Capital Resources

On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN$5,000,000 (US$4,450,000) for the purposes of opening new Elephant & Castle restaurants and refurbishing existing Elephant & Castle restaurants.

During 2005, the Company had invested US$4,685,000 in the building of its two new restaurants in Chicago, IL and Washington, DC, both of which opened in the spring of 2005.

The Company experienced strong trading and operating cash flows during the twenty-six weeks ended June 25, 2006.

The Company’s cash balance as at June 25, 2006 was US$1,715,000. This balance will allow the Company to continue its planned refurbishment program and to maintain current operations. The Company expects to generate sufficient cash from its existing and new stores to be able to continue its expansion program in 2006.

As a result of the December 17, 2004 funding arrangements, the structure of the Company’s pre-existing debt and equity were substantially altered, as described below.

(a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

In consideration for the surrender of US$3,900,000 of the existing Senior Notes, the surrender of US$5,000,000 of the existing Junior Notes and the exchange of US$1,209,000 of accrued interest on these Notes, the Company issued US$4,204,000 of new Secured Notes, 3,653,972 of CDN$2 (US$1.78) preferred shares and a warrant to purchase 1,750,000 common shares. The Secured Notes bear interest at 14%, which is deferred until payments commence in March 2007, except in certain circumstances and are fully repayable on December 18, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown and the Secured Notes are repaid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500,000, at the rate of three common shares for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.594) per share.

(b) Transactions with Crown

The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN$5,000,000 (US$4,450,000). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN$40,000 (US$36,000) commence in December 2006, rising to CDN$60,000 (US$53,000) in December 2007 and CDN$100,000 (US$89,000) in December 2008, with the balance of CDN$2,600,000 (US$2,313,000) repayable by December 17, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 common shares of the Company and 730,794 preferred shares of the Company for one hundred Canadian dollars, representing 15% of the outstanding shares of both classes of shares and a further warrant to purchase 350,000 common shares. These further warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.594) per share.

(c) Transactions with Management

The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN$265,000 (US$236,000), over a period of 18 months, 699,534 common shares and 487,196 preferred shares, representing 10% of the outstanding shares of both classes of shares. Management has made an initial payment of CDN$115,000 (US$102,000). In connection with this purchase, Management have also been issued a warrant for the purchase of an additional 5% of both classes of shares for CDN$133,000 (US$118,000).

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

(e) Accounting treatment of preferred shares

Holders of preferred shares have the ability to require redemption of their shares at a future date at a predetermined price. In accordance with CICA handbook sections 3860.20 and 3860.22 and with EIC 149, the preferred shares have been recorded as long-term debt at CDN$2 (US$1.78) per share, with dividends earned on the shares recorded as interest expense. In addition, redemption premiums accrued from the date of issue have been added to long-term debt. All warrants issued for the purchase of preferred shares are treated as a liability. Accordingly, no stock-based compensation expense was recorded for the issue of these warrants.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CDN GAAP AND US GAAP)

The Company prepares its financial statements in accordance with Canadian GAAP. (The reader is referred to note 7 of the Notes to Consolidated Financial Statements for the twenty-six weeks ended June 25, 2006 for additional explanation.) The financial statements, if prepared in accordance with US GAAP, would have differed as follows:

Net loss for the twenty-six weeks ended June 25, 2006 would have been reduced by $247,000, comprised of the amortization of leasehold improvements for stores opened prior to 1993 which, under Canadian GAAP, are amortized over the term of the lease plus two renewals, but which under US GAAP are amortized over the term of the lease only, and pre-opening costs which would have been expensed in 2005 under US GAAP. Net loss for the twenty-six weeks ended June 26, 2005 would have increased by $388,000, comprised of the amortization of leasehold improvements for stores opened prior to 1993 which, under Canadian GAAP, are amortized over the term of the lease plus two renewals, but which under US GAAP are amortized over the term of the lease only, and pre-opening costs which would have been expensed in 2005 under US GAAP as incurred but which are amortized over 12 months from the opening of the new store under Canadian GAAP. The impact of these adjustments would reduce the net loss per share in the first half of 2006 to $0.18 but would increase the net loss per share in the first half of 2005 from $0.25 under Canadian GAAP to a loss of $0.32 under US GAAP.

Shareholders’ deficit at June 25, 2006 would increase by $104,000 from a deficit of $7,102,000 under Canadian GAAP to a deficit of $7,206,000 under US GAAP. Shareholders’ deficit at June 26, 2005 would increase by $351,000 from a deficit of $5,795,000 under Canadian GAAP to a deficit of $6,146,000 under US GAAP.

SELECTED FINANCIAL INFORMATION

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
CDN GAAP	Quarter ended:				ended
	6/25/2006	3/26/2006	12/25/2005	9/25/2005	6/25/2006
Revenue	$9,135	$8,243	$9,065	$8,927	$35,370
Income (loss) from Restaurant Operations	$1,391	$965	$1,000	$689	$4,045
Per share	$0.23	$0.16	$0.17	$0.12	$0.69
Diluted per share	$0.11	$0.08	$0.08	$0.06	$0.33
Earnings (loss) before income taxes	$(695)	$(540)	$(372)	$(1,285)	$(2,892)
Per share	$(0.12)	$(0.09)	$(0.06)	$(0.22)	$(0.49)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Net income (loss)	$(743)	$(600)	$(557)	$(1,294)	$(3,194)
Per share	$(0.12)	$(0.10)	$(0.10)	$(0.22)	$(0.54)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Total assets	$14,845	$14,406	$14,682	$14,623	$14,845
Shareholders' equity (deficit)	$(7,102)	$(6,374)	$(5,795)	$(5,260)	$(7,102)
Long term debt	$18,628	$17,712	$17,348	$16,470	$18,628
Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
CDN GAAP		Quarter ended:			ended
	6/26/2005	3/27/2005	12/26/2004	9/26/2004	6/26/2005
Revenue	$8,081	$6,972	$7,499	$7,294	$29,846
Income (loss) from Restaurant Operations	$831	$732	$964	$785	$3,312
Per share	$0.15	$0.13	$0.18	$0.15	$0.61
Diluted per share	$0.07	$0.06	$0.12	$0.10	$0.33
Earnings (loss) before income taxes	$(594)	$(757)	$(66)	$(27)	$(1,444)
Per share	$(0.10)	$(0.13)	$(0.01)	$(0.01)	$(0.26)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Net income (loss)	$(611)	$(804)	$(202)	$(35)	$(1,652)
Per share	$(0.11)	$(0.14)	$(0.04)	$(0.01)	$(0.30)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Total assets	$15,108	$14,693	$15,164	$9,768	$15,108
Shareholders' equity (deficit)	$(3,994)	$(3,440)	$(2,642)	$1,819	$(3,994)
Long term debt	$15,687	$15,533	$15,262	$4,633	$15,687
Cash dividend per share	$-	$-	$-	$-	$-

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
US GAAP		Quarter ended:			ended
	6/25/2006	3/26/2006	12/25/2005	9/25/2005	6/25/2006
Revenue	$8,952	$8,054	$8,891	$8,767	$34,665
Income (loss) from Restaurant Operations	$1,479	$1,113	$1,353	$741	$4,686
Per share	$0.25	$0.19	$0.23	$0.13	$0.80
Diluted per share	$0.12	$0.09	$0.11	$0.06	$0.38
Earnings (loss) before income taxes	$(603)	$(385)	$(31)	$(1,211)	$(2,229)
Per share	$(0.10)	$(0.07)	$(0.01)	$(0.21)	$(0.38)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Net income (loss)	$(651)	$(445)	$(216)	$(1,219)	$(2,531)
Per share	$(0.11)	$(0.08)	$(0.04)	$(0.21)	$(0.43)
Diluted per share	n/a	n/a	n/a	n/a	n/a
Total assets	$12,955	$12,369	$12,454	$11,913	$12,956
Shareholders' equity (deficit)	$(7,206)	$(6,569)	$(6,146)	$(5,944)	$(7,206)
Long term debt	$16,910	$15,931	$15,511	$14,492	$16,910
Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
US GAAP		Quarter ended:			ended
	6/26/2005	3/27/2005	12/26/2004	9/26/2004	6/26/2005
Revenue	$7,943	$6,828	$7,339	$7,151	$29,262
Income (loss) from Restaurant Operations	$546	$632	$952	$775	$2,905
Per share	$0.10	$0.11	$0.18	$0.15	$0.53
Diluted per share	$0.04	$0.05	$0.12	$0.10	$0.29
Earnings (loss) before income taxes	$(883)	$(856)	$706	$(112)	$(1,145)
Per share	$(0.15)	$(0.15)	$0.13	$(0.02)	$(0.21)
Diluted per share	n/a	n/a	$0.09	n/a	n/a
Net income (loss)	$(900)	$(903)	$570	$(120)	$(1,353)
Per share	$(0.16)	$(0.16)	$0.11	$(0.02)	$(0.25)
Diluted per share	n/a	n/a	$0.07	n/a	n/a
Total assets	$12,396	$12,327	$12,876	$9,229	$12,396
Shareholders' equity (deficit)	$(4,760)	$(3,917)	$(3,020)	$(5,002)	$(4,760)
Long term debt	$13,777	$13,646	$13,386	$10,262	$13,777
Cash dividend per share	$-	$-	$-	$-	$-

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

As at June 25, 2006, the potential reduction in future reported earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately $1,066,000. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars.

At June 25, 2006 and June 26, 2005, we had no outstanding currency forward exchange contracts and during the six months ended June 25, 2006 and June 26, 2005, we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for these periods.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Vice President, Finance and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 25, 2006 in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be in the Company’s periodic reports filed with the SEC. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports.

During the quarter ended June 25, 2006, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

None.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of a certain investment agreement dated December 17, 2004 by and among the Company, Management, GEIPPPII and Crown, the Company issued 56,094 common shares and 39,070 preferred shares, on June 30, 2006 to Messrs. Bryant and Laurie in consideration for an aggregate of CDN$21,000.

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

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 11, 2006. A quorum of shareholders was present, consisting of a total of 4,468,855 shares. At the Annual Meeting, the shareholders elected Jeffrey M. Barnett, Richard H. Bryant, Thomas Chambers, F.C.A., George W. Pitman, Colin Stacey, David Wiederecht, and Christopher Anderson as directors to serve on the Board of Directors until the 2007 Annual Meeting of Shareholders.

The vote on director nominations was as follows:

				BROKER
				NON-
	FOR	WITHHELD	ABSTAIN	VOTE
Jeffrey M. Barnett	4,296,836	21,500	0	0
Richard H. Bryant	4,296,836	21,500	0	0
Thomas Chambers, F.C.A	4,296,836	21,500	0	0
George W. Pitman	4,296,836	21,500	0	0
Colin Stacey	4,296,836	21,500	0	0
David Wiederecht	4,296,836	21,500	0	0
Christopher Anderson	4,296,836	21,500	0	0

At the Annual Meeting, the following additional matters were voted upon and received the votes set forth below:

(1) Fixing the number of directors of the Company for the ensuing year at eight (8). The number of directors of the Company for the ensuing year was fixed at eight (8), having received the following vote:

For:	4,301,361
Against:	15,000
Abstain:	0
Broker Non-Vote:	0
Spoiled:	1,975

(2) Appointment of Pannell Kerr Forster LLP as auditors of the Company for the ensuing year and authorization of the directors to fix the remuneration to be paid to Pannell Kerr Forster LLP. Pannell Kerr Forster LLP were so appointed and the directors were authorized to fix the remuneration to be paid to Pannell Kerr Forster LLP, having received the following vote:

For:	4,317,811
Against:	50
Abstain:	0
Broker Non-Vote:	0
Spoiled:	475

(3) Amendment of the Notice of Articles and Articles of the Company to alter the authorized share structure of the Company by creating an unlimited number of Class A preferred shares, with no par value, with certain special rights and restrictions to be set out in the Articles of the Company. The Notice of Articles and Articles of the Company were so amended, having received the following vote:

For:	3,857,014
Against:	36,050
Abstain:	0
Broker Non-Vote:	424,747
Spoiled:	525

Item 5 – Other Information

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

The Company has filed amended Articles in the Province of British Columbia, altering the authorized share structure of the Company by creating an unlimited number of Class A Preferred Shares, with no par value, with the special rights and restrictions t set out therein. The Company’s amended Articles are filed herewith as Exhibit 3.2

A proposal for approval of this amendment to the Company’s Articles was presented to the Company’s shareholders as part of the Company’s proxy statement for the 2006 Annual Meeting and was approved by the shareholders on May 11, 2006.

Item 6 – Exhibits

The following exhibits are filed herewith:

Exhibit No.	Exhibit

3.1	Certificate of Incorporation and Certificate of Name Change of Registrant (1)
3.2	Articles of Association of Registrant, as amended May 11, 2006 (12)
3.3	Certificate of Amalgamation, dated May 1, 1990 (1)
4.1	Specimen of Common Share Certificate (1)
4.2	Form of Convertible Subordinated Note issued in Delphi Financing (5)
4.3	Form of Warrant issued to Delphi Noteholders (5)
4.4	Special Rights and Restrictions Attached to Preferred Shares, Series A (10)
10.1	Letter Agreement dated June 26, 1991, regarding expansion of facilities at Edmonton Eaton Centre (1)
10.2	Restaurant Lease Agreement with Holiday Inns of Canada, Ltd. with respect to Holiday Inn Crown Plaza in Winnipeg, Manitoba (2)
10.3	Restaurant Lease Agreement with respect to Holiday Inn, Philadelphia, Pennsylvania location (3)
10.4	Abstract of Restaurant Lease Agreement with respect to Holiday Inn, San Diego location (4)
10.5	Abstract of Lease Agreement of Elephant & Castle Group Inc. with respect to Edmonton, Alberta location (5)
10.6	Form of Franchise Agreement for Elephant & Castle Group Inc. (6)
10.7	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Chicago, Illinois location (7)
10.8	Operating Agreement of BC Restaurants, LLC dated January 3, 2003 (8)
10.9	Member Control Agreement of BC Restaurants, LLC dated January 3, 2003 (8)
10.10	Management Agreement dated January 3, 2003 between E & C San Francisco, LLC and BC Restaurants, LLC (8)
10.11	License Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and BC Restaurants, LLC (8)
10.12	Franchising and Development Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and Battery & Clay, LLC (8)
10.13	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to San Francisco, California location (8)
10.14	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Washington, D.C. location (9)
10.15	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to East Huron Street, Illinois location (9)
10.16	Amended and Restated Note and Stock Purchase Agreement dated December 17, 2004 by and between the Company and GE Investment Private Placement Partners II (10)
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

21.1	List of Subsidiaries (11)
31.1	Section 302 Certification of Chief Executive Officer – July 24, 2006
31.2	Section 302 Certification of Chief Financial Officer – July 24, 2006
32.1	Section 906 Certification of Chief Executive Officer – July 24, 2006
32.2	Section 906 Certification of Chief Financial Officer – July 24, 2006

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Exhibits filed with the Company’s Registration Statement on Form SB-2 (Registration No. 33-60612)
(2)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1993
(3)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1994
(4)	Incorporated by reference from Registrant’s 10-KSB/A for the Fiscal Year Ended December 31, 1996
(5)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 27,1998
(6)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 26, 1999
(7)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 31, 2000
(8)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 29, 2002
(9)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 26, 2004
(10)	Incorporated by reference from Registrant’s Form 8-K dated December 23, 2004
(11)	Incorporated by reference from Registrant’s Form 10-K for the Fiscal Year Ended December 25, 2005
(12)	Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elephant & Castle Group Inc.

Date: July 24, 2006	/s/ Richard Bryant
Richard Bryant
Chairman of the Board,
Chief Executive Officer and President
(principal executive officer)

Date: July 24, 2006	/s/ Roger Sexton
Roger Sexton
Chief Financial Officer
(principal financial and accounting officer)