Form 10-Q
period 2006-09-24
ELEPHANT & CASTLE GROUP INC
filed 2006-10-30
CIK 899849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( ) Yes ( X ) No

As of October 23, 2006, 6,052,369 common shares of the registrant were issued and outstanding.

ELEPHANT & CASTLE GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 24, 2006

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

Item 1 – Financial Statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
US Dollars
(In Thousands of Dollars)

	September 24,	December 25,
	2006	2005
	(Unaudited)	(audited)
ASSETS (Note 6)
Current
Cash	$1,284	$956
Accounts Receivable	530	558
Inventory	352	380
Deposits and Prepaid Expenses	812	396
Pre-Opening Costs	-	191
Total Current Assets	2,978	2,481

Property, Plant and Equipment	7,983	8,187
Future Income Tax Benefits	2,114	2,099
Other Assets	1,730	1,915

Total Assets	$14,805	$14,682

LIABILITIES
Current
Accounts Payable and Accrued Liabilities	$2,227	$2,713
Current Portion of Long-Term Debt	458	41
Total Current Liabilities	2,685	2,754

Long-Term Debt (Note 6)	18,656	17,306
Other Liabilities	764	417
Total Liabilities	22,105	20,477

SHAREHOLDERS' EQUITY (DEFICIT)
Common Shares	13,164	13,112
Contributed Surplus	1,282	1,282
Cumulative Translation Adjustment	(880)	(880)
Deficit	(20,866)	(19,309)
Total Shareholders' Equity (Deficit)	(7,300)	(5,795)

Total Liabilities and Shareholders' Equity (Deficit)	$14,805	$14,682

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Operations
US Dollars
(In Thousands of Dollars, Except Net Income/(Loss) Per Share)
(Unaudited)

	US $		US $
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005

SALES
Corporate Locations	$8,633	$8,789	$25,787	$23,586
Revenue from Franchises	134	138	357	394

Total Sales	8,767	8,927	26,144	23,980

RESTAURANT EXPENSES
Food and Beverage Costs	2,276	2,343	6,745	6,361
Restaurant Operating Expenses
Labour	2,740	2,890	8,046	7,710
Occupancy and Other	2,033	2,265	6,315	6,159
Impairment of Long-Lived Assets	-	181	-	181
Amortization	441	559	1,406	1,318
	7,490	8,238	22,512	21,729

INCOME FROM RESTAURANT OPERATIONS	1,277	689	3,632	2,251

GENERAL AND ADMINISTRATIVE EXPENSES	750	719	2,351	2,260

LOSS/(GAIN) ON FOREIGN EXCHANGE	(16)	572	524	637

INTEREST ON LONG-TERM DEBT	741	683	2,188	1,990

(LOSS) BEFORE INCOME TAXES	(198)	(1,285)	(1,431)	(2,636)

INCOME TAX	18	9	126	74

NET (LOSS) FOR THE PERIOD	$(216)	$(1,294)	$(1,557)	$(2,710)

Weighted average number of shares outstanding Basic	6,024,322	5,787,946	5,965,228	5,712,429

Net Income/(Loss) per share Basic	($0.04)	($0.22)	($0.26)	($0.47)

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
US Dollars
(In Thousands of Dollars)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005

OPERATING ACTIVITIES

NET (LOSS)	$(216)	$(1,294)	$(1,557)	$(2,710)
Add: Items not involving cash -
Amortization	441	559	1,406	1,318
Loss (Gain) on Foreign Exchange	(16)	572	524	637
Impairment of Long-Lived Assets	-	181	-	181
Non-Cash Interest	592	861	1,734	1,572
Other	20	(377)	10	(498)
	821	502	2,117	500

CHANGES IN NON-CASH WORKING CAPITAL
Accounts Receivable	47	(81)	28	(117)
Inventory	25	26	28	(11)
Deposits and Prepaid Expenses	(367)	(105)	(417)	427
Accounts Payable and Accrued Liabilities	(442)	(114)	(486)	566
	(737)	(274)	(847)	865

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	84	228	1,270	1,365

INVESTING ACTIVITIES
Acquisition of Fixed Assets	(534)	(477)	(989)	(4,288)
Acquisition of Other Assets, including pre-
opening costs	-	(106)	-	(516)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(534)	(583)	(989)	(4,804)

FINANCING ACTIVITIES
Repayment of Capital Leases	0	(7)	(9)	(20)
Proceeds of Share Issue	19	-	56	-
	19	(7)	47	(20)

INCREASE (DECREASE) IN CASH DURING PERIOD	(431)	(362)	328	(3,459)

CASH AT BEGINNING OF PERIOD	1,715	884	956	3,981

CASH AT END OF PERIOD	$1,284	$522	$1,284	$522

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity (Deficit)
US Dollars
(In Thousands of Dollars)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 24,	September 25,
	2006	2005

Balance at Beginning of Period	$(5,795)	$(2,642)

Net income/(loss)	(1,557)	(2,710)
Issuance of Share Capital	53	90
Other		2

Balance at End of Period	$(7,300)	$(5,260)

See notes to consolidated financial statements

Notes to Consolidated Financial Statements
Thirteen and Thirty-Nine Weeks Ended September 24, 2006 and September 25,
2005 US Dollars
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

In the opinion of the Company’s management, these interim financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 24, 2006 and the consolidated results of operations, the consolidated statement of shareholders’ equity (deficit) and cash flows for the thirteen and thirty-nine weeks then ended. The results of operations for the interim period are not necessarily indicative of the results of any other interim periods or for the entire fiscal year.

2.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period’s presentation.

3.	FRANCHISES

The Company recognizes initial fees from the sale of franchises as revenue once the Company has fully complied with its obligations to the new franchisee in providing operational support and training regarding the opening of the restaurant. For the thirty-nine weeks ended September 24, 2006 such fees were $nil. (2005 – $25).

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

As at September 24, 2006, the Company has concluded that no provisions for the impairment of long-lived assets are required.

5.	PRE-OPENING COSTS

During the year ended December 25, 2005, the Company incurred $516 of pre-opening costs in relation to its new store openings in Chicago, IL (East Huron St.) and Washington, DC (Pennsylvania Ave.). In accordance with Canadian GAAP, these costs were amortized over a period of 12 months commencing from the opening date of each store.

As at September 24, 2006 the unamortized value of such pre-opening costs was $nil. (September 2005 - $325; December 2005 - $191)

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

(a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

In consideration for the surrender of US$3,900 of the existing senior notes (the “Senior Notes”), the surrender of US$5,000 of the existing junior notes (the “Junior Notes”) (together with the Senior Notes, the “Notes”) and the exchange of US$1,209 of accrued interest on these Notes the Company issued US$4,204 of new secured 14% notes (the “Secured Notes”), 3,653,972 of CDN$2 (US$1.78) preferred shares and a warrant to purchase 1,750,000 common shares. The Secured Notes bear interest at 14%, which is deferred until payments commence in March 2007, except in certain circumstances, and are fully repayable on December 18th, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Capital Partners (“Crown”) and the Secured Notes are repaid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500, at the rate of three common shares for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.594) per share.

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

6.	FINANCING STRUCTURE (Continued)

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

Post-conversion of the preferred shares, GEIPPPII will own the following percentages of the Company’s outstanding common shares:

% owned
by GEIPPPII

(a) If Management performance warrants (for purchase of a further 5% of outstanding shares) are not exercisable	66.7%

(b) If Management performance warrants (for purchase of a further 5% of outstanding shares) are exercisable	62.3%

As such, GEIPPPII continues to have voting control over the Company's operations.

7.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”)

Financial statement presentation differs in certain respects between Canada and the United States. Reconciliation of Canadian earnings and US earnings is as follows (the reader is referred to the Company’s annual report on Form 10-K for the year ended December 25, 2005, as filed with the United States Securities and Exchange Commission (the “SEC”)):

Reconciliation of total assets, liabilities and shareholders’ equity (deficit):

In thousands of US dollars
	Sept 24,	Dec 25,
	2006	2005

Total assets for Canadian GAAP	14,805	14,682

Less proportional share of San Francisco JV assets	(153)	(166)
Add investment in San Francisco JV	132	126
Less pre-opening costs	0	(191)
Less additional amortisation on leasehold improvements	(73)	(160)
Less deferred finance costs	(1,653)	(1,837)

Total assets for US GAAP	13,058	12,454

Total liabilities per Canadian GAAP	22,105	20,477

Less proportional share of San Francisco JV liabilities	(21)	(40)
Less deferred finance costs	(1,653)	(1,837)

Total liabilities for US GAAP	20,431	18,600

Total equity for Canadian GAAP	(7,300)	(5,795)

Less pre-opening costs	0	(191)
Less additional amortisation on leasehold improvements	(73)	(160)

Total equity for US GAAP	(7,373)	(6,146)

Total equity & liabilities for US GAAP	13,058	12,454

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

(b) Reconciliation of income (loss) reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,	Thirteen weeks ended		Thirty-nine weeks ended
except net income/(loss) per share	Sept 24,	Sept 25,	Sept 24,	Sept 25,
	2006	2005	2006	2005

Net Income/(Loss) - Canadian GAAP	$(216)	$(1,294)	$(1,557)	$(2,710)

Adjustments:

Amortization of leasehold
improvement costs	31	7	87	18
Pre-opening costs	-	74	191	(325)
Net Income/(Loss) - US GAAP	(185)	(1,212)	(1,279)	(3,017)

Net Income/(Loss) per Common Share

Canada Basic	($0.04)	($0.22)	($0.26)	($0.47)

United States Basic	($0.03)	($0.21)	($0.21)	($0.53)

Weighted Average Number of Common
Shares Outstanding: Basic	6,024,322	5,787,946	5,965,228	5,712,429

7.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(c) Statement of cash flows reported in accordance with US GAAP:

In thousands of US Dollars,	Thirty-nine Weeks Ended
	Sept 24,	Sept 25,
	2006	2005
OPERATING ACTIVITIES

NET (LOSS)	$(1,279)	$(3,017)
Add: Items not involving cash -
Amortization	1,128	1,625
Loss (Gain) on Foreign Exchange	524	637
Impairment of Long-Lived Assets	-	181
Non-Cash Interest	1,734	1,572
Other	9	(497)
	2,117	500
CHANGES IN NON-CASH WORKING CAPITAL
Accounts Receivable	30	(112)
Inventory	27	(13)
Deposits and Prepaid Expenses	(415)	428
Accounts Payable and Accrued Liabilities	(489)	569

	(848)	872
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,269	1,372

INVESTING ACTIVITIES
Acquisition of Fixed Assets	(989)	(4,288)
Acquisition of Other Assets, including pre-
opening costs	-	(516)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(989)	(4,804)
FINANCING ACTIVITIES
Repayment of Capital Leases	(9)	(20)
Proceeds of Share Issue	56	-
	47	(20)
INCREASE (DECREASE) IN CASH DURING PERIOD	326	(3,452)

CASH AT BEGINNING OF PERIOD	952	3,970

CASH AT END OF PERIOD	$1,279	$518

Cash at beginning of period - Canadian GAAP	956	3,981
Less proportional share of San Francisco joint venture	(3)	(11)
Cash at beginning of period - US GAAP	$952	$3,970
Cash at end of period - Canadian GAAP	1,284	522
Less proportional share of San Francisco joint venture	(5)	(4)

Cash at end of period - US GAAP	$1,279	$518

7.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

(d) Reconciliation statement of shareholders’ equity (deficit) reported in accordance with Canadian GAAP and US GAAP:

In thousands of US Dollars,	Thirty-nine weeks ended
	Sept 24,	Sept 25,
	2006	2005

Opening Shareholders' Equity (Deficit) - Canadian GAAP	$(5,795)	$(2,642)
Amortization of improvement costs	(160)	(378)
Pre-opening costs expensed under US GAAP	(191)	0

Opening Shareholders' Equity (Deficit) - US GAAP	(6,146)	(3,020)

Net Income (Loss) - Canada	(1,557)	(2,710)
Amortization of leasehold improvement costs	87	18
Pre-opening costs	191	(325)

Net Income (Loss) - US	(1,279)	(3,017)

Issuance of Share Capital - Canada and US	53	90

Closing Shareholders' Equity (Deficit) - Canada	$(7,300)	$(5,260)
Amortization of improvement costs	(73)	(360)
Pre-opening costs expensed under US GAAP	0	(325)

Closing Shareholders' Equity (Deficit) - US	(7,373)	(5,944)

8.	SUBSEQUENT EVENT

On Friday October 6th, 2006 a burst water main in the City of Boston caused widespread water damage to buildings in the financial district, including the basement of the Company’s Boston restaurant.

Property damage is estimated at US$350,000 and the Company’s restaurant was closed for a week during the clean-up. The restaurant continues to operate on a limited menu and without the use of its banquet and conference facilities.

The Company believes that the costs associated with this incident will be covered by insurance.

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

Thirteen weeks ended September 24, 2006 vs. Thirteen weeks ended September 25, 2005

During the thirteen weeks ended September 24, 2006, the Company saw strong comparable store sales and profit growth from both US and Canadian operations, reflecting improved operational standards and continuing favorable economic conditions in both markets. Comparisons with available market data suggest that the Company’s growth in comparable US store sales has exceeded the average for the casual dining sector by approximately 5.1% for the three months ended September 24, 2006. (Source: KnappTrack).

During the thirteen weeks ended September 24, 2006, the Company generated Earnings Before Interest, Tax, Depreciation, Amortization and Loss/(Gain) on Foreign Exchange (“EBITDAFE”) of US$968,000 which represents a 36% increase on the prior year when EBITDAFE was US$710,000. EBITDAFE is a non-GAAP term, but the Company believes it to be a good measure of underlying business performance. Loss/(Gain) on Foreign Exchange has been excluded since these losses/(gains) largely relate to the translation of the Company’s Canadian dollar denominated debt, rather than to trading activities, and are also extremely sensitive to relatively small movements in period end exchange rates. Impairment of long-lived assets has been excluded since it represents accelerated depreciation. The following table provides a reconciliation between Net Income (Loss) and EBITDAFE:

US$000	Q3 2006	Q3 2005

Net income (loss)	(216)	(1,294)
Add back:
Interest on Long-Term Debt	741	683
Income taxes	18	9
Amortization	441	559
Impairment of Long-Lived Assets	0	181
Loss/(Gain) on Foreign Exchange	(16)	572

EBITDAFE	968	710

The Company presents its consolidated financial statements in Canadian GAAP, and provides reconciliations to US GAAP where required.

With effect from the reporting period ended December 26, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company‘s functional and reporting currency was the Canadian Dollar.

Sales

Despite continued same store sales growth, sales decreased during the thirteen weeks ended September 24, 2006 to $8,767,000 from $8,927,000 in 2005, reflecting the closure of three loss making Canadian stores. The year on year decrease in sales of $160,000 is comprised of:

US$
Increase in sales from same US stores (+3.4%)	122,000
Increase in sales from same Canadian stores (+4.0%)	146,000
Impact of closed Canadian stores	(910,000)
Consolidation of Canadian sales at higher exchange rate	224,000
Share of sales from San Francisco joint venture	24,000
Improved sales in new stores (Chicago-Huron and Washington)	249,000
Changes in other income	(15,000)

Total change in sales versus 2005	(160,000)

For the five US Corporate locations open throughout both years, sales for the 2006 period were $3,694,000, which represents an increase of 3.4% compared to the prior year.

The Company’s Boston store was closed for three weeks in July 2006 for renovations. The Company estimates that lost sales during this closure were $125,000. Had the Boston store not been closed for this three week period, the Company estimates that US same store sales growth would have been 6.9% for the quarter.

Three out of five US same corporate stores showed year on year growth. Chicago's sales grew +15.5% versus the same period in 2005, continuing the store’s strong growth. Likewise, Seattle (+14.3%) and Philadelphia (+2.2%) have each grown compared to the prior year.

For the seven Canadian corporate locations fully open throughout both periods, sales for the thirteen weeks ended September 24, 2006 totaled CDN$3,755,000 and increased 4.0% compared to the thirteen weeks ended September 25, 2005. Five of the seven stores (Toronto - King Street +21.4%; Edmonton Whyte Avenue +14.6%; Edmonton Eaton Centre +4.6%; Winnipeg +3.4%; Ottawa +2.4%) showed year on year sales increases. Toronto – King Street has experienced increased sales following the refurbishment of its Office Bar, completed in the second quarter of 2006.

Net Loss

For the thirteen weeks ended September 24, 2006, the Company generated a net loss of $216,000 compared to a net loss of $1,294,000 for the thirteen week period in 2005. The current year loss includes a gain on foreign exchange of $16,000 (2005 - $572,000 loss), and interest costs of $741,000 (2005 - $683,000) reflecting the Company’s funding structure. Losses per common share for the current period were $0.04, versus a loss per common share of $0.22 in 2005. The weighted average number of common shares outstanding increased from 5,787,946 in 2005 to 6,024,322 in 2006, reflecting the purchase of common shares by Management in accordance with the Company’s funding agreements and the issuance of 12,000 common shares to directors.

Income from Restaurant Operations

The Company generated income from restaurant operations of $1,277,000 for the thirteen weeks ended September 24, 2006 compared to $689,000 for the same period in 2005. The increase versus 2005 of $588,000 is comprised of:

US$

Increase in income from same US stores	25,000
Increase in income from same Canadian stores	106,000
Impact of closed Canadian stores	(24,000)
Asset impairment charge for closed Canadian stores	181,000
Impact of foreign exchange	29,000
Income from San Francisco store	(2,000)
Impact of new stores (Chicago-Huron and Washington)	237,000
Changes in other income	36,000

Total change in income versus 2005	588,000

The Company opened two new corporate stores in May 2005, a first store in Washington, DC, and a second store in Chicago, IL (East Huron Street). These new stores generated income of $120,000 in the third quarter versus a loss of $117,000 in the third quarter of 2005.

Same Store Performance

The following tables show same store sales and profit performance for US and Canadian stores for the thirteen weeks ended September 24, 2006 and September 25, 2005 (in local currency):

US same stores (US$000)
		% of		% of
	2006	sales	2005	sales

SALES	3,694		3,571

RESTAURANT EXPENSES
Food and Beverage Costs	907	24.6%	863	24.2%
Restaurant Operating Expenses
Labor	1,180	31.9%	1,165	32.6%
Occupancy and Other	871	23.6%	850	23.8%
Amortization	188	5.1%	180	5.0%
Loss on Asset Disposal	10	0.3%	0	0.0%

	3,156	85.4%	3,058	85.6%

INCOME FROM RESTAURANT
OPERATIONS	538	14.6%	513	14.4%

CDN same stores (CDN$000)
		% of		% of
	2006	sales	2005	sales

SALES	3,755		3,609

RESTAURANT EXPENSES
Food and Beverage Costs	1,085	28.9%	1,043	28.9%
Restaurant Operating Expenses
Labor	1,198	31.9%	1,134	31.4%
Occupancy and Other	845	22.5%	898	24.9%
Amortization	133	3.5%	168	4.7%
Loss on Asset Disposal	0	0.0%	0	0.0%

	3,261	86.8%	3,243	89.9%

INCOME FROM RESTAURANT
OPERATIONS	494	13.2%	366	10.1%

Canadian same store performance is reported above in Canadian dollars to eliminate the impact of foreign exchange fluctuations and to facilitate year on year comparisons. It excludes the three stores that closed during 2005.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, decreased to 26.0% for the thirteen weeks ended September 24, 2006, compared to 26.3% for the thirteen weeks ended September 25, 2005.

Food costs improved reflecting favorable commodity pricing and continuing efforts in training kitchen personnel and management.

Labor and Benefits Costs

Labor and benefits decreased from 32.4% of sales in 2005 to 31.3% in the current period.

Same store percentage was below last year for the US reflecting higher sales volumes and good cost control. In Canada, same store percentage of sales was broadly flat versus the prior year, with volume efficiencies offset by minimum wage increases in Ontario and Manitoba which impacted four of the seven Canadian stores.

Occupancy and Other Operating Costs

Occupancy and other operating expenses as a percentage of sales decreased to 23.2% from 25.4% in the same period last year. The closure of three smaller, less profitable stores in Canada contributed to this improvement.

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

The Company recorded a $181,000 charge for the impairment of long-lived assets in the third quarter of 2005, which related to the three Canadian stores which closed in the fourth quarter of 2005.

As at September 24, 2006, the Company has concluded that no provisions for the impairment of long-lived assets are required.

Amortization Expense

Amortization costs decreased from 6.3% of sales in 2005 to 5.0% in 2006, reflecting higher sales volumes.

General and Administrative Costs

General and administrative costs were 8.6% of sales for 2006, an increase of 0.5% versus the 8.1% of sales for 2005. Costs increased from $719,000 in 2005 to $750,000 in the current period. This reflects conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. Underlying costs were $24,000 lower than the prior year. The $31,000 increase versus 2005 is comprised of:

US$
Decrease in costs of Vancouver office	24,000
Exchange rate applied to Vancouver office costs	(55,000)

Total increase in G&A costs versus 2005	(31,000)

(Gain) Loss on foreign exchange

For the thirteen weeks ended September 24, 2006, the Company recorded a gain on foreign exchange of $16,000 (2005 – $572,000 loss), reflecting the stability of the Canadian/US exchange rate during the quarter..

Interest on Long-Term Debt

Interest on long-term debt was $741,000 for the thirteen weeks ended September 24, 2006, compared to $683,000 in 2005, reflecting the conversion of interest on Canadian dollar denominated debt.

Loss Before Taxes

The Company generated a loss before income taxes of $198,000 for the thirteen weeks ended September 24, 2006 compared to a loss of $1,285,000 for 2005. This includes a gain on foreign exchange of $16,000 (2005 – $572,000 loss) and interest costs of $741,000 (2005 – $683,000).

Income Taxes

The Company recorded income taxes of $18,000 for the thirteen weeks ended September 24, 2006 (2005 - $9,000), representing state taxes which are payable in the US.

Net Loss

For the thirteen weeks ended September 24, 2006, the Company generated a net loss of $216,000 compared to a net loss of $1,294,000 for the thirteen week period ended September 25, 2005. The current year loss includes a gain on foreign exchange of $16,000 (2005 – $572,000 loss), and interest costs of $741,000 (2005 – $683,000). Losses per common share for the current period were $0.04, versus a loss per common share of $0.22 in 2005. The weighted average number of common shares outstanding increased from 5,787,946 in 2005 to 6,024,322 in 2006 for the current year, reflecting the purchase of common shares by Management in accordance with the Company’s funding agreements and the issuance of 12,000 common shares to directors.

Thirty-nine weeks ended September 24, 2006 vs. Thirty-nine weeks ended September 25, 2005

During the thirty-nine weeks ended September 24, 2006, the Company saw strong comparable store sales and profit growth from both US and Canadian operations, reflecting improved operational standards and continuing favorable economic conditions in both markets. Comparisons with available market data suggest that the Company’s growth in comparable US store sales has exceeded the average for the casual dining sector by approximately 6.4% for the nine months ended September 24, 2006. (Source: KnappTrack).

The Company promoted itself as a venue for watching the FIFA World Cup 2006 and benefited from this event. The return of the NHL Playoffs in the second quarter of 2006 had a positive impact compared to the second quarter of 2005.

During the thirty-nine weeks ended September 24, 2006, the Company generated Earnings Before Interest, Tax, Depreciation, Amortization and Loss/(Gain) on Foreign Exchange (“EBITDAFE”) of US$2,687,000 which represents an 80% increase on the prior year when EBITDAFE was US$1,490,000. EBITDAFE is a non-GAAP term, but the Company believes it to be a good measure of underlying business performance. Loss/(Gain) on Foreign Exchange has been excluded since these losses/(gains) largely relate to the translation of the Company’s Canadian dollar denominated debt, rather than to trading activities, and are extremely sensitive to relatively small movements in period end exchange rates. Impairment of long-lived assets has been excluded since it represents accelerated depreciation. The following table provides a reconciliation between Net Income (Loss) and EBITDAFE:

US$000	Q3 2006	Q3 2005

Net income (loss)	(1,557)	(2,710)
Add back:
Interest on Long-Term Debt	2,188	1,990
Income taxes	126	74
Amortization	1,406	1,318
Impairment of Long-Lived Assets	0	181
Loss/(Gain) on Foreign Exchange	524	637

EBITDAFE	2,687	1,490

The Company presents its consolidated financial statements in Canadian GAAP, and provides reconciliations to US GAAP where required.

With effect from the reporting period ended December 26, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company‘s functional and reporting currency was the Canadian Dollar.

Sales

Sales increased during the thirty-nine weeks ended September 24, 2006 to $26,144,000 from $23,980,000 in 2005. The year on year increase in sales of $2,164,000 is comprised of:

US$
Increase in sales from same US stores (+6.3)	651,000
Increase in sales from same Canadian stores (+7.9)	745,000
Impact of closed Canadian stores	(2,363,000)
Consolidation of Canadian sales at higher exchange rate	761,000
Share of sales from San Francisco joint venture	113,000
Impact of new stores (Chicago-Huron and Washington)	2,343,000
Changes in other income	(86,000)

Total change in sales versus 2005	2,164,000

For the five US Corporate locations open throughout both years, sales for the 2006 period were $10,973,000, which represents an increase of 6.3% compared to the prior year. Four out of five US same corporate stores showed year on year growth. Chicago's sales grew +17.9% versus the same period in 2005, continuing the store’s strong growth. Likewise, Seattle (+9.3%), Boston (+2.2%) and Philadelphia (1.0%) have each grown compared to the prior year. San Diego sales have remained flat.

Excluding the impact of the three week closure of the Boston store for renovations in July 2006, the Company estimates that US same store sales growth would have been 7.5%, including 10.1% from Boston.

For the seven Canadian corporate locations fully open throughout both periods, sales for the thirty-nine weeks ended September 24, 2006 totaled CDN$11,527,000 and increased 7.9% compared to the thirty-nine weeks ended September 25, 2005. Six of the seven stores (Edmonton Whyte Avenue +29.0%; Toronto - King Street +17.9%; Edmonton Eaton Centre +10.0%; Ottawa +7.6%; Rosie’s on Robson +5.3%; Winnipeg +1.0%) showed year on year sales increases. The return of NHL Hockey in the fourth quarter of 2005 had a positive impact on the Edmonton Whyte Avenue and Rosie’s on Robson locations. Edmonton Whyte Avenue benefited from the Edmonton Oilers making it to the NHL playoff finals resulting in a positive second quarter of 2006. Toronto – King Street has experienced increased sales following the refurbishment of its Office Bar, completed the second quarter of 2006.

Net Loss

For the thirty-nine weeks ended September 24, 2006, the Company generated a net loss of $1,557,000 compared to a net loss of $2,710,000 for the thirty-nine week period in 2005. The current year loss includes a loss on foreign exchange of $524,000 (2005 - $637,000 loss), and interest costs of $2,188,000 (2005 - $1,990,000) reflecting the Company’s funding structure. Losses per common share for the current period were $0.26, versus a loss per common share of $0.47 in 2005. The weighted average number of common shares outstanding increased from 5,712,429 in 2005 to 5,965,228 in 2006, reflecting the purchase of common shares by Management in accordance with the Company’s funding agreements and the issuance of 12,000 common shares to directors.

Income from Restaurant Operations

The Company generated income from restaurant operations of $3,632,000 for the thirty-nine weeks ended September 24, 2006 compared to $2,251,000 for the same period in 2005. The increase versus 2005 of $1,381,000 is comprised of:

US$

Increase in income from same US stores	343,000
Increase in income from same Canadian stores	320,000
Impact of closed Canadian stores	28,000
Asset impairment charge for closed Canadian stores	181,000
Impact of foreign exchange	94,000
Income from San Francisco store	11,000
Impact of new stores (Chicago-Huron and Washington)	403,000
Changes in other income	1,000

Total change in income versus 2005	1,381,000

The Company opened two new corporate stores in May 2005, a first store in Washington, DC, and a second store in Chicago, IL (East Huron Street). These new stores generated income of $178,000 in the first three quarters of 2006, versus a loss of $225,000 in the same period for 2005.

Same Store Performance

The following tables show same store sales and profit performance for US and Canadian stores for the thirty-nine weeks ended September 24, 2006 and September 25, 2005 (in local currency):

US same stores (US$000)
		% of		% of
	2006	sales	2005	sales

SALES	10,973		10,322

RESTAURANT EXPENSES
Food and Beverage Costs	2,643	24.1%	2,553	24.7%
Restaurant Operating Expenses
Labor	3,433	31.3%	3,341	32.4%
Occupancy and Other	2,597	23.7%	2,473	24.0%
Amortization	509	4.6%	513	5.0%
Loss on Asset Disposal	10	0.1%	4	0.0%

	9,192	83.8%	8,884	86.1%

INCOME FROM RESTAURANT
OPERATIONS	1,781	16.2%	1,438	13.9%

CDN same stores (CDN$000)
		% of		% of
	2006	sales	2005	sales

SALES	11,527		10,683

RESTAURANT EXPENSES
Food and Beverage Costs	3,340	29.0%	3,142	29.4%
Restaurant Operating Expenses
Labor	3,582	31.1%	3,306	30.9%
Occupancy and Other	2,775	24.1%	2,682	25.1%
Amortization	394	3.4%	483	4.5%
Loss on Asset Disposal	6	0.1%	1	0.0%

	10,097	87.6%	9,614	90.0%

INCOME FROM RESTAURANT
OPERATIONS	1,430	12.4%	1,069	10.0%

Canadian same store performance is reported above in Canadian dollars to eliminate the impact of foreign exchange fluctuations and to facilitate year on year comparisons. It excludes the three stores that closed during 2005.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, decreased to 25.8% for the thirty-nine weeks ended September 24, 2006, compared to 26.5% for the thirty-nine weeks ended September 25, 2005.

Food costs improved reflecting favorable commodity pricing and continuing efforts in training kitchen personnel and management.

Labor and Benefits Costs

Labor and benefits decreased from 32.2% of sales in 2005 to 30.8% in the current period.

Same store percentage was below last year for the US reflecting higher sales volumes and good cost control. In Canada, same store percentage of sales was broadly flat versus the prior year, with volume efficiencies offset by minimum wage increases in Ontario and Manitoba which impacted four of the seven Canadian stores.

Occupancy and Other Operating Costs

Occupancy and other operating expenses as a percentage of sales decreased to 24.2% from 25.7% in the same period last year. The closure of three smaller, less profitable stores in Canada contributed to this improvement.

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

The Company recorded a $181,000 charge for the impairment of long-lived assets in the third quarter of 2005, which related to the three Canadian stores which closed in the fourth quarter of 2005.

As at September 24, 2006, the Company has concluded that no provisions for the impairment of long-lived assets are required.

Amortization Expense

Amortization costs were 5.5% of sales in 2005 and 5.4% in 2006. Amortization expense increased from $1,318,000 to $1,406,000.

The increase in amortization can be attributed to an additional $235,000 in amortization expenses attributable to the new stores (Chicago – Huron and Washington, DC), the refurbishment of the Office Bar in the Toronto – King Street store and the renovation of the Boston location

General and Administrative Costs

General and administrative costs were 9.0% of sales for 2006, a reduction of 0.4% versus the 9.4% of sales for 2005. Costs increased from $2,260,000 in 2005 to $2,351,000 in the current period. This reflects conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. Underlying costs were $81,000 lower than the prior year, which included costs associated with the opening of two new stores in 2005. The $91,000 increase versus 2005 is comprised of:

US$
Decrease in costs of Vancouver office	81,000
Exchange rate applied to Vancouver office costs	(172,000)
Total increase in G&A costs versus 2005	(91,000)

Loss on foreign exchange

For the thirty-nine weeks ended September 24, 2006, the Company recorded a loss on foreign exchange of $524,000 (2005 – $637,000 loss). This reflects the conversion into US dollars of the Company’s CDN$14,421,000 of Canadian dollar denominated debt, including preferred shares, at a higher rate than year end 2005.

Interest on Long-Term Debt

Interest on long-term debt was $2,188,000 for the thirty-nine weeks ended September 24, 2006, compared to $1,990,000 in 2005. The increase is attributable to interest costs on Canadian dollar denominated debt being converted at a higher exchange rate than that used in the prior year.

Loss Before Taxes

The Company generated a loss before income taxes of $1,431,000 for the thirty-nine weeks ended September 24, 2006 compared to a loss of $2,636,000 for 2005. The current year loss includes a loss on foreign exchange of $524,000 (2005 – $637,000 loss) and interest costs of $2,188,000 (2005 – $1,990,000).

Income Taxes

The Company recorded income taxes of $126,000 for the thirty-nine weeks ended September 24, 2006 (2005 - $74,000), representing state taxes which are payable in the US.

Net Loss

For the thirty-nine weeks ended September 24, 2006, the Company generated a net loss of $1,557,000 compared to a net loss of $2,710,000 for the thirty-nine week period ended September 25, 2005. The current year loss includes a loss on foreign exchange of $524,000 (2005 – $637,000 loss), and interest costs of $2,188,000 (2005 – $1,990,000). Losses per common share for the current period were $0.26, versus a loss per common share of $0.47 in 2005. The weighted average number of common shares outstanding increased from 5,712,429 in 2005 to 5,965,228 in 2006 for the current year, reflecting the purchase of common shares by Management in accordance with the Company’s funding agreements and the issuance of 12,000 common shares to directors.

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

Seasonality

The Company experienced strong sales and profit performance in the second quarter of 2006, reflecting the interest created by the FIFA World Cup in Germany.

The first quarter of the year continues to be the Company’s weakest trading period, but the closure in late 2005 of two Canadian stores with a heavier bias towards summer trading has resulted in a flatter seasonal profile for 2006 than in previous years.

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

The Company has determined that this position is unchanged as at September 24, 2006.

(2) Future income taxes

The Company has calculated, as at September 24, 2006, the following values for future income tax benefits:

(a) Non-capital loss carry forwards -

US $000	Losses	FIT Benefit	Valuation Allowance		FIT Asset
US operations	8,038	2,828	(1,414)	50%	1,414
CDN operations	628	249	(125)	50%	125
Group functions	5,172	2,017	(2,017)	100%	0

	13,838	5,094	(3,556)		1,539

(b) Fixed asset values for tax purposes in excess of book values -

US $000	FIT Benefit	Valuation Allowance		FIT Asset
US operations	685	(343)	50%	342
CDN operations	466	(233)	50%	233
Group functions	30	(30)	100%	0

	1,181	(606)		575

The Company has applied 50% valuation allowances against both its US and Canadian operations. The Company considers these valuation allowances to be appropriate. The Company has applied a 100% valuation allowance against its group function, since at current business volumes this entity does not generate taxable profits.

In addition, the Company has $8,362,000 of net capital losses, against which a 100% valuation allowance has been applied.

Summary of future income tax asset as at September 24, 2006 -

US $000	FIT Benefit	Valuation Allowance	FIT Asset
Tax benefit of non-capital loss carry forwards	5,094	(3,555)	1,539
Tax benefit of capital loss carry forwards	1,210	(1,210)	0
Fixed asset values for tax purposes in excess of book values	1,181	(606)	575

	7,485	(5,371)	2,114

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

The Company experienced strong trading and operating cash flows during the thirty-nine weeks ended September 24, 2006. During the thirteen weeks ended September 24, 2006, the Company invested US$335,000 in refurbishing its store in Boston, MA and spent US$510,000 on preliminary works for its new store in Chicago which is expected to open in late 2006.

The Company’s cash balance as at September 24, 2006 was US$1,284,000. This balance will allow the Company to continue its planned refurbishment program and to maintain current operations. The Company expects to generate sufficient cash from its existing and new stores to be able to continue its expansion program in 2006.

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

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CDN GAAP AND US GAAP)

The Company prepares its financial statements in accordance with Canadian GAAP. (The reader is referred to note 7 of the Notes to Consolidated Financial Statements for the thirty-nine weeks ended September 24, 2006 for additional explanation.) The financial statements, if prepared in accordance with US GAAP, would have differed as follows:

Net loss for the thirty-nine weeks ended September 24, 2006 would have been reduced by $278,000, comprised of the amortization of leasehold improvements for stores opened prior to 1993 which, under Canadian GAAP, are amortized over the term of the lease plus two renewals, but which under US GAAP are amortized over the term of the lease only, and pre-opening costs which would have been expensed in 2005 under US GAAP. Net loss for the thirty-nine weeks ended September 25, 2005 would have increased by $307,000, comprised of the amortization of leasehold improvements for stores opened prior to 1993 which, under Canadian GAAP, are amortized over the term of the lease plus two renewals, but which under US GAAP are amortized over the term of the lease only, and pre-opening costs which would have been expensed in 2005 under US GAAP as incurred but which are amortized over 12 months from the opening of the new store under Canadian GAAP. The impact of these adjustments would reduce the net loss per share in the thirty-nine weeks ended September 24, 2006 to $0.21 but would increase the net loss per share in the thirty-nine weeks ended September 25, 2005 from $0.47 under Canadian GAAP to a loss of $0.53 under US GAAP.

Shareholders’ deficit at September 24, 2006 would increase by $73,000 from a deficit of $7,300,000 under Canadian GAAP to a deficit of $7,373,000 under US GAAP. Shareholders’ deficit at December 25, 2005 would increase by $351,000 from a deficit of $5,795,000 under Canadian GAAP to a deficit of $6,146,000 under US GAAP.

SELECTED FINANCIAL INFORMATION

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
CDN GAAP	Quarter ended:				ended
	9/24/2006	6/25/2006	3/26/2006	12/25/2005	9/24/2006

Revenue	$8,767	$9,135	$8,243	$9,065	$35,210

Income (loss) from Restaurant Operations	$1,277	$1,391	$965	$1,000	$4,633

Per share	$0.21	$0.23	$0.16	$0.17	$0.78
Diluted per share	$0.10	$0.11	$0.08	$0.08	$0.37

Earnings (loss) before income taxes	$(198)	$(695)	$(540)	$(372)	$(1,804)

Per share	$(0.03)	$(0.12)	$(0.09)	$(0.06)	$(0.30)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Net income (loss)	$(216)	$(743)	$(600)	$(557)	$(2,116)

Per share	$(0.04)	$(0.12)	$(0.10)	$(0.10)	$(0.36)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Total assets	$14,805	$14,845	$14,406	$14,682	$14,805
Shareholders' equity (deficit)	$(7,300)	$(7,102)	$(6,374)	$(5,795)	$(7,300)
Long term debt	$19,114	$18,628	$17,712	$17,348	$19,114

Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
CDN GAAP	Quarter ended:				ended
	9/25/2005	6/26/2005	3/27/2005	12/26/2004	9/25/2005

Revenue	$8,927	$8,081	$6,972	$7,499	$31,479

Income (loss) from Restaurant Operations	$689	$831	$732	$964	$3,216

Per share	$0.12	$0.15	$0.13	$0.18	$0.57
Diluted per share	$0.06	$0.07	$0.06	$0.12	$0.29

Earnings (loss) before income taxes	$(1,285)	$(594)	$(757)	$(66)	$(2,702)

Per share	$(0.22)	$(0.10)	$(0.13)	$(0.01)	$(0.48)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Net income (loss)	$(1,294)	$(611)	$(804)	$(202)	$(2,911)

Per share	$(0.22)	$(0.11)	$(0.14)	$(0.04)	$(0.52)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Total assets	$14,623	$15,108	$14,693	$15,164	$14,623
Shareholders' equity (deficit)	$(5,260)	$(3,994)	$(3,440)	$(2,642)	$(5,260)
Long term debt	$16,470	$15,687	$15,533	$15,262	$16,470

Cash dividend per share	$-	$-	$-	$-	$-

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
US GAAP	Quarter ended:				ended
	9/24/2006	6/25/2006	3/26/2006	12/25/2005	9/24/2006

Revenue	$8,583	$8,952	$8,054	$8,891	$34,481

Income (loss) from Restaurant Operations	$1,300	$1,479	$1,113	$1,346	$5,238

Per share	$0.22	$0.25	$0.19	$0.23	$0.88
Diluted per share	$0.10	$0.12	$0.09	$0.11	$0.42

Earnings (loss) before income taxes	$(167)	$(603)	$(385)	$(38)	$(1,192)

Per share	$(0.03)	$(0.10)	$(0.07)	$(0.01)	$(0.20)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Net income (loss)	$(185)	$(651)	$(445)	$(223)	$(1,504)

Per share	$(0.03)	$(0.11)	$(0.08)	$(0.04)	$(0.25)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Total assets	$13,057	$12,956	$12,369	$12,454	$13,058
Shareholders' equity (deficit)	$(7,373)	$(7,206)	$(6,569)	$(6,146)	$(7,373)
Long term debt	$17,461	$16,910	$15,931	$15,511	$17,461

Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
US GAAP	Quarter ended:				ended
	9/25/2005	6/26/2005	3/27/2005	12/26/2004	9/25/2005

Revenue	$8,767	$7,943	$6,828	$7,339	$30,878

Income (loss) from Restaurant Operations	$748	$546	$632	$952	$2,878

Per share	$0.13	$0.10	$0.11	$0.18	$0.51
Diluted per share	$0.06	$0.04	$0.05	$0.12	$0.26

Earnings (loss) before income taxes	$(1,204)	$(883)	$(856)	$706	$(2,237)

Per share	$(0.21)	$(0.15)	$(0.15)	$0.13	$(0.40)
Diluted per share	n/a	n/a	n/a	$0.09	n/a

Net income (loss)	$(1,212)	$(900)	$(903)	$570	$(2,445)

Per share	$(0.21)	$(0.16)	$(0.16)	$0.11	$(0.44)
Diluted per share	n/a	n/a	n/a	$0.07	n/a

Total assets	$11,913	$12,396	$12,327	$12,876	$11,913
Shareholders' equity (deficit)	$(5,944)	$(4,760)	$(3,917)	$(3,020)	$(5,944)
Long term debt	$14,492	$13,777	$13,646	$13,386	$14,492

Cash dividend per share	$-	$-	$-	$-	$-

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

As at September 24, 2006, the potential reduction in future reported earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately $1,066,000. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars.

At September 24, 2006 and September 25, 2005, we had no outstanding currency forward exchange contracts and during the six months ended September 24, 2006 and September 25, 2005, we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for these periods.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Vice President, Finance and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2006 in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be disclosed in the Company’s periodic reports filed with the SEC. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports; however, the Company’s disclosure of controls are designed to provide reasonable assurance that they will achieve their objective of timely alerting the CEO and CFO to the material information relating to the Company (or its consolidated subsidiaries) required to be disclosed in the Company’s periodic reports required to be filed with the SEC.

During the quarter ended September 24, 2006, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following exhibits are filed herewith:

Exhibit
No.	Exhibit
3.1	Certificate of Incorporation and Certificate of Name Change of Registrant (1)
3.2	Articles of Association of Registrant, as amended May 11, 2006 (12)
3.3	Certificate of Amalgamation, dated May 1, 1990 (1)
4.1	Specimen of Common Share Certificate(1)
4.2	Form of Convertible Subordinated Note issued in Delphi Financing(5)
4.3	Form of Warrant issued to Delphi Noteholders(5)
4.4	Special Rights and Restrictions Attached to Preferred Shares, Series A (10)
10.1	Letter Agreement dated June 26, 1991, regarding expansion of facilities at Edmonton Eaton Centre (1)
10.2	Restaurant Lease Agreement with Holiday Inns of Canada, Ltd. with respect to Holiday Inn Crown Plaza in Winnipeg, Manitoba (2)
10.3	Restaurant Lease Agreement with respect to Holiday Inn, Philadelphia, Pennsylvania location (3)
10.4	Abstract of Restaurant Lease Agreement with respect to Holiday Inn, San Diego location(4)
10.5	Abstract of Lease Agreement of Elephant & Castle Group Inc. with respect to Edmonton, Alberta location (5)
10.6	Form of Franchise Agreement for Elephant & Castle Group Inc. (6)
10.7	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Chicago, Illinois location (7)
10.8	Operating Agreement of BC Restaurants, LLC dated January 3, 2003 (8)
10.9	Member Control Agreement of BC Restaurants, LLC dated January 3, 2003 (8)
10.10	Management Agreement dated January 3, 2003 between E & C San Francisco, LLC and BC Restaurants, LLC (8)
10.11	License Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and BC Restaurants, LLC (8)
10.12	Franchising and Development Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and Battery & Clay, LLC(8)
10.13	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to San Francisco, California location (8)
10.14	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Washington, D.C. location (9)
10.15	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to East Huron Street, Illinois location (9)
10.16	Amended and Restated Note and Stock Purchase Agreement dated December 17, 2004 by and between the Company and GE Investment Private Placement Partners II (10)
10.17	Credit Agreement dated as of December 17, 2004 by and among the Company, Elephant and Castle Canada Inc., Elephant & Castle, Inc., Elephant & Castle of Pennsylvania, Inc., E&C Pub, Inc., Massachusetts Elephant & Castle Group, Inc., Elephant & Castle International, Inc., Elephant & Castle (Chicago) Corporation, Elephant & Castle East Huron, LLC, E&C San Francisco, LLC and E&C Capital, LLC and Crown Life Insurance Company (10)
10.18	Investment Agreement dated December 17, 2004 by and among the Company, GE Investment Private Placement Partners II, Crown Life Insurance Company, Richard H.

Bryant, Roger Sexton and Peter Laurie (10)
10.19	Inter-Creditor Agreement dated as of December 17, 2004 by and among the Company, Elephant and Castle Canada Inc., Elephant & Castle, Inc., Elephant & Castle of Pennsylvania, Inc., E&C Pub, Inc., Massachusetts Elephant & Castle Group, Inc., Elephant & Castle International, Inc., Elephant & Castle (Chicago) Corporation, Elephant & Castle East Huron, LLC, E&C San Francisco, LLC and E&C Capital, LLC, GE Investment Private Placement Partners II and Crown Life Insurance Company (10)
10.20	Inter-Shareholder Agreement dated as of December 17, 2004 by and among the Company, GE Investment Private Placement Partners II, Crown Life Insurance Company, Richard H. Bryant, Roger Sexton and Peter Laurie (10)
21.1	List of Subsidiaries (11)
31.1	Section 302 Certification of Chief Executive Officer – October 24, 2006
31.2	Section 302 Certification of Chief Financial Officer – October 24, 2006
32.1	Section 906 Certification of Chief Executive Officer – October 24, 2006
32.2	Section 906 Certification of Chief Financial Officer – October 24, 2006

*	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Company’s Registration Statement on Form SB-2 (Registration No. 33-60612)
(2)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1993
(3)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1994
(4)	Incorporated by reference from Registrant’s 10-KSB/A for the Fiscal Year Ended December 31, 1996
(5)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 27,1998
(6)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 26, 1999
(7)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 31, 2000
(8)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 29, 2002
(9)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 26, 2004
(10)	Incorporated by reference from Registrant’s Form 8-K dated December 23, 2004
(11)	Incorporated by reference from Registrant’s Form 10-K for the Fiscal Year Ended

December 25, 2005
(12)	Incorporated by reference from Registrant’s Form 10-Q for the Twenty-Six Weeks Ended June 25, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elephant & Castle Group Inc.

/s/ Richard Bryant
Date: October 24, 2006
Chairman of the Board,
Chief Executive Officer and President
(principal executive officer)

/s/ Roger Sexton
Date: October 24, 2006
Chief Financial Officer
(principal financial and accounting
officer)