Form 10-K
period 2006-12-31
ELEPHANT & CASTLE GROUP INC
filed 2007-04-16
CIK 899849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 1-12134

ELEPHANT & CASTLE GROUP INC.
(Name of registrant as specified in its charter)

Province of British Columbia	Not Applicable
(State or other	(IRS Employer
jurisdiction of incorporation)	Identification Number)

1190 Hornby Street, Suite 1200
Vancouver, B.C. CANADA	V6Z 2K5
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code: (604) 684-6451

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act. YES [   ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section
15(d) of the Act. YES  [   ]  NO [X]

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
YES [   ]  NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter
(June 25, 2006): US$ 5,516,173.

Number of Registrant’s common shares outstanding as of March 31, 2007, the latest practicable date for determination: 6,052,369.

NOTE REGARDING FORWARD–LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitute “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. In some cases, you can identify the forward-looking statements by Elephant & Castle Group Inc.’s (the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to changes in economic conditions, consumer tastes and lifestyle, government regulations, fluctuating commodity prices, behavior of existing and new competitor companies and other risks and uncertainties discussed in this annual report on Form 10-K.

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

	March	February	January	December	November	October
	2007	2007	2007	2006	2006	2006

High for the month	0.8674	0.8632	0.8584	0.8759	0.8868	0.8965

Low for the month	0.8467	0.8437	0.8463	0.8581	0.8715	0.8763

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The noon rate of exchange on March 30, 2007 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was Cdn$1.00 = US$0.8673.

PART I

ITEM 1           BUSINESS

General

Elephant & Castle Group Inc. (was formed in 1977 and owns and operates pub and casual dining restaurants in the United States and Canada, and is actively engaged in restaurant franchising activities. As of the date of this report, the Company currently owns and operates a chain of 15 full-service casual dining restaurants and pubs, seven of which are located in Canada and eight of which are located in the United States.

Fourteen of the Company's 15 owned restaurants are operated under the name "Elephant & Castle," an English pub concept, eight of which are in the United States. The 15th owned restaurant, located in Canada, operates under the name “Rosie’s on Robson” but is regarded by management as an Elephant & Castle location for internal financial reporting purposes.

In addition to the owned and operated units, there are eight Elephant & Castle franchise locations, of which three are in Canada and five are in the United States, and there is one Elephant & Castle restaurant operated under a joint venture agreement in the US.

2006 Results of Operations

For the 53 weeks ended December 31, 2006, the Company's sales were US$36,312,000 compared to US$33,045,000 for the 52 weeks ended December 25, 2005 (2004: US$28,202,000), an increase of US$3,267,000 or 9.9%. The year 2006 included a 53rd week of trading, which accounted for US$603,000 of the sales growth versus 2005. The years 2005 and 2004 were both 52 weeks. On a same store basis, and ignoring the impact of the 53rd week, revenues for the five US owned and operated locations open throughout both periods were US$14,872,000, an increase of 5.3% over US$14,127,000 in 2005, while revenues for the seven Canadian corporate locations open throughout both periods were CDN$15,811,000, an increase of 8.5% over CDN$14,578,000 in 2005. In November 2006, the Company opened its third restaurant in Chicago, IL.

During the fiscal year ended December 31, 2006, the Company generated a net loss of US$334,000 compared to a net loss of US$3,266,000 in 2005. (2004: Net loss US$888,000). The net loss for the year ended December 31, 2006 included a gain on foreign exchange of US$65,000 compared to a loss of US$679,000 in 2005.

The geographic distribution of the Company’s sales and assets is as follows:

US$000	2006	2005	2004

Sales to unaffiliated customers
Canada	$14,431	$15,149	$13,986
United States	21,881	17,896	14,216

	$36,312	$33,045	$28,202

Capital assets and other assets
Canada	$3,168	$3,357	$4,038
United States	8,634	6,745	3,454

	$11,802	$10,102	$7,492

Significant Events

(1) Arrangement with RRG and Repechage

On January 22, 2007, the Company entered into a definitive Arrangement Agreement (the Arrangement Agreement”)with Repechage Restaurant Group Ltd. (“RRG”), a company incorporated under the laws of Canada. RRG is a wholly-owned subsidiary of Repechage Investments Limited (“Repechage”).

Repechage is a closely-held investment company incorporated under the laws of Newfoundland and Labrador. It holds investments in the transportation, service and real estate sectors.

Pursuant to the Arrangement Agreement and the Plan of Arrangement, on the Effective Date (as defined in the Arrangment Agreement):

(a) Each of the holders of the Company’s Common Shares will transfer his Common Shares to RRG for US$0.7982 for each Common Share held;

(b) Each of the holders of the Company’s Preferred Shares will transfer his Preferred Shares to RRG for US$2.3946 for each Preferred Share held;

(c) Each of the holders of Warrants to acquire Common Shares and Preferred Shares in the Company will transfer his Warrants to RRG at a price equal to the amount, if any, by which the applicable per share consideration exceeds the warrant exercise price;

(d) All options to acquire shares in the Company will be terminated; and

(e) Lenders and Noteholders will be paid all amounts owing under the Notes held by them, and the Notes will be discharged.

On the Effective Date of the Arrangement, the Company will be a direct, wholly-owned subsidiary of RRG and an indirect wholly-owned subsidiary of Repechage. The Company expects to close the Arrangement during the second quarter of 2007.

(2) Financings with GEIPPPII and Crown

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

(a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

On December 17, 2004, in consideration for the surrender of US$3,900,000 of the existing senior notes (the “Senior Notes”), the surrender of US$5,000,000 of the existing junior notes (the “Junior Notes,” together with the Senior Notes, the “Notes”) and the exchange of US$1,209,000 of accrued interest on the Notes, the Company issued US$4,204,000 of new secured 14% notes (the “Secured Notes”), 3,653,972 of CDN$2.00 (US$1.72) series A, preferred shares (see note 8(b) of the Notes to Consolidated Financial Statements) and a warrant to purchase 1,750,000 common shares to GEIPPPII (collectively, the “GEIPPPII Security”). The Secured Notes bear interest at 14%, which was deferred until payments commenced in March 2007, except in certain circumstances, and are fully repayable on December 18, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Capital Partners (“Crown”) (see “Transactions with Crown” below) and the Secured Notes are paid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof (see note 8(b) of the Notes to Consolidated Financial Statements). Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500,000 at the rate of three common shares for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share. The Notes will be paid in full and the preferred shares redeemed pursuant to the Arrangement Agreement.

(b) Transactions with Crown

On December 17, 2004, the Company entered into a credit agreement with Crown, pursuant to which it borrowed CDN$5,000,000 (US$4,288,000). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN$40,000 (US$34,000) commencing in December, 2006, rising to CDN$60,000 (US$51,000) in December 2007 and CDN$100,000 (US$86,000) in December 2008, with the balance of CDN$2,600,000 (US$2,230,000) repayable by December 17, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 common shares and 730,794 preferred shares for one hundred Canadian dollars (collectively, the “Crown Security”), representing 15% of the outstanding shares of both classes of shares of the Company and a further warrant to purchase 350,000 common shares. These further warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share. The loan will be discharged and the warrants transferred to RRG pursuant to the Arrangement Agreement.

(c) Transactions with Management

On December 17, 2004, the Company entered into an agreement with the three senior managers of the Company ("Management"), whereby Management committed to purchase for CDN$265,000 (US$227,000), over a period of 18 months commencing December 2004, 699,534 Common Shares and 487,196 preferred shares, representing 10% of the outstanding shares of both classes of shares of the Company. Management made an initial payment of CDN$115,000 (US$99,000) on December 17, 2004 and subsequent payments of CDN$86,000 (US$71,000) during the year ended December 25, 2005. The remaining balance of CDN$64,000 (US$55,000) was paid by June 30, 2006. In connection with this purchase, Management has also been issued a warrant for the purchase of an additional 5% of both classes of shares for CDN$133,000 (US$114,000), which will be transferred to RRG pursuant to the Arrangement Agreement.

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

The terms of the 8% convertible, subordinated notes of the Company issued in 2000 ("Delphi Financing") have been amended such that the coupon has been increased to 9.25%. Repayment re-commenced in March 2007 and the balance will be paid off pursuant to the Arrangement Agreement.

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

Hotel Restaurants. Starting in 1994, the Company shifted its previous emphasis from mall locations to hotel locations. The Winnipeg Delta Elephant & Castle restaurant was opened on May 18, 1994. The Philadelphia Crowne Plaza unit was opened on February 28, 1995, Rosie’s on Robson in the Rosedale Hotel also opened in 1995, and the San Diego Holiday Inn was opened on July 1, 1996. The Boston Club Quarters and Seattle West Coast Grand restaurants were added in 1997. The Company opened its Chicago Club Quarters, West Adams Street restaurant in April of 2001, and a second Chicago Restaurant adjacent to the Radisson hotel, East Huron Street, in May 2005.

During 2002, the Company signed its first joint venture agreement to open an Elephant & Castle ”managed” restaurant in a newly built hotel in San Francisco, CA. Under this agreement, capital costs and profits are shared between the Company and its joint venture partner. The San Francisco restaurant opened on March 28, 2003. The Company believes that joint venture managed unit opportunities offer potential for future growth.

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

Future Company Growth. On December 17, 2004, the Company entered into a series of financing agreements (see “Financings” above). The transactions resulted in the raising of CDN$5,000,000 (US$4,288,000) for the purposes of opening new Elephant & Castle restaurants and refurbishing existing Elephant & Castle restaurants. Management is focused on growth of revenues at existing units and on adding new wholly-owned Elephant & Castle restaurants, primarily in the US. Any added units will be predominantly hotel-based or located in high traffic, urban centre locations. The Company opened 2 new wholly-owned restaurants in the US during 2005, a second restaurant in Chicago, IL and the Company’s first restaurant in Washington DC. The Company opened one further US restaurant in November 2006, a third location in Chicago, IL.

It is anticipated that the Arrangement Agreement will give the Company access to further funds for expansion.

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

The Company conducts many local promotions and loyalty programs geared to the neighborhoods and market each restaurant serves, and supports these with print and direct mail advertising. During fiscal 2006, the Company’s expenditures for advertising and promotional activities were approximately 3% of its revenues.

iii.    Status of New Developments. The Company is always in the process of examining, evaluating and undertaking various new restaurant opportunities. The Company opened two new wholly-owned locations in 2005 and one in 2006, and plans to identify and open one new wholly-owned restaurant in 2007. The Company is continually evaluating other opportunities to add further owned or franchised stores, primarily in the US.

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

v.      Competitors and Competitive Business Conditions. The restaurant and food service industry is highly competitive and fragmented. There are countless restaurants and other food and beverage service operations that compete directly and indirectly with the Company. In addition, many restaurant chains have significantly greater financial resources and higher sales volumes than the Company. Restaurant revenues are affected by changing consumer tastes and discretionary spending priorities, local economic conditions, demographic trends, traffic patterns, the ability of business customers to deduct restaurant expenses, the increasing trend towards prohibition of smoking in restaurants and the type, number and location of competing restaurants. In addition, factors such as inflation and increased food, liquor, labour and other employee compensation costs can adversely affect profitability. The Company believes that its ability to compete effectively and successfully will depend on, among other things, management's ability to offer quality food for moderate prices, management’s ability to control labour costs, and ultimately on the executive determinations as to extensions of the brand (i.e., selection of sites for new locations and related strategies). The Elephant & Castle brand has successfully existed in Canada for 30 years and the United States for 16 years and, in the opinion of management, has proven that its brand concept is durable and is capable of significant growth.

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

Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state or provincial authority and, in certain locations, county and municipal authorities, for a license and permit to sell alcoholic beverages in the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere. The Company has not encountered any material problems related to alcoholic beverage licensing to date. The Company is in the process of obtaining consent to transfer its existing liquor licenses under the Plan of Arrangement, but cannot guarantee that such consent will be obtained.

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

xiii.  Number of Total Employees and Full-Time Employees. As of December 31, 2006, the Company employed approximately 760 persons on a full-time and part-time basis. Eighteen of such persons serve in administrative or executive capacities, approximately 64 serve as restaurant management personnel and the remainder are hourly workers in the Company's restaurant operations. The Company believes that its working conditions and compensation packages are competitive with those offered by its competitors. Management considers the Company's relations with its employees to be good, and its rate of employee turnover to be low in relation to industry standards. The Company's service personnel at the San Diego Elephant & Castle unit and Rosie's on Robson are separately unionized.

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

Available Information. The Company files annual and quarterly reports with the Securities and Exchange Commission (“SEC”). Its Commission file number is 1-12134. The public may read and copy any materials filed by the Company with the SEC at the SEC’s public reference room, 100 F Street, N.E., Room 1580, Washington, DC. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The Company’s internet website address is: www.elephantcastle.com

The Company also makes available, free of charge, through its internet website, its annual report on Form 10-K as soon as reasonably practicable after the same is electronically filed with, or furnished to the SEC. The Company will provide paper copies of its SEC filings free of charge upon request. The Company’s board of directors has adopted a Code of Ethics which was attached as an exhibit to the Company’s Proxy Statement in connection with its 2004 Annual Meeting of Shareholders.

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

(i) The Company has a history of losses from operations, and it may incur additional losses in the future.

During the fiscal year ended December 31, 2006, the Company generated a net loss of US$334,000 under Canadian generally accepted accounting principles (“Canadian GAAP”). With the exception of the fiscal years ended December 28, 2003 and December 30, 2001 in which the Company had a net income of approximately US$228,000 and US$192,000, respectively, under Canadian GAAP, the Company has incurred losses from operations during the last six years under Canadian GAAP. For the period ended December 31, 2006, such loss included interest costs of US$2,873,000 relating to the Company’s funding structure. Although the Company’s income from restaurant operations has improved, the Company continued to incur high interest costs associated with the Company’s funding structure for the year ended December 31, 2006 and the Company’s operations continue to remain subject to fluctuations in foreign currency exchange rates, the Company may incur additional losses in the future unless its operations generate significant revenues to offset these expense items. If the Company continues to incur losses from operations in the future, this may adversely affect the price of the Company’s common shares.

(ii) The Company’s results from operations are subject to fluctuations in foreign currency exchange rates.

The Company generates approximately Cdn$3,000,000 of operating cash flow from its Canadian restaurants each year, with these cash flows generated in Canadian dollars. Offsetting this revenue, the Company incurs approximately Cdn$3,100,000 of general and administrative expenses and approximately Cdn$600,000 in cash interest expenses. As at December 31, 2006 the Company had Cdn$14,900,000 of long-term debt denominated in Canadian dollars. The Company’s reported earnings are, therefore, subject to exchange rate fluctuations on the approximately Cdn$700,000 net cash outflow in Canadian dollars each year, and on its Canadian dollar denominated debt. During the year ended December 25, 2005, the Company incurred a loss of approximately US$679,000 as a result of fluctuations in foreign currency exchange rates due to the weakening of the US dollar against the Canadian dollar. If the US dollar were to weaken against the Canadian dollar, the Company’s revenues in Canadian dollars decrease and/or the Company’s expenses in Canadian dollars increase, the Company’s results from operations could be adversely affected by fluctuations in foreign currency exchange rates.

(iii) The Company is dependent on certain key personnel.

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

(iv) The concentration of ownership of the Company’s common shares and preferred shares with GEIPPPII results in GEIPPPII controlling all matters requiring shareholder approval.

Although GEIPPPII disclaims beneficial ownership of certain securities held by management and other third parties that own securities in the Company, according to the latest amendment to the Schedule 13D filed by GEIPPPII and related persons, GEIPPPII beneficially owns 92.0% of the Company’s common shares. As discussed elsewhere in this annual report, a significant portion of this beneficial ownership interest was acquired by GEIPPPII through the Company’s new funding structure. See “Item 1. Business – Financings.” As a result, GEIPPPII is able to control all matters requiring shareholder approval including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, deter or prevent actions that would result in a change of control and might affect the market price of the Company’s common shares.

(v) The Company’s ability to raise capital in the future may be limited, which could adversely impact its operations and growth.

Changes in the Company’s operating plans, acceleration of its expansion plans, lower than anticipated sales, increased expenses or other events described in this annual report may require it to seek additional debt or equity financing. Financing may not be available on acceptable terms and the Company’s failure to raise capital when needed could negatively impact its growth and its financial condition and results of operations. In addition, the ownership interest held by GEIPPPII and security interest that GEIPPPII and Crown possess in certain of the Company’s assets may further complicate and frustrate the Company’s ability to raise additional capital in the future. Additional equity financing, if obtained, may be dilutive to the holders of the Company’s common shares, and debt financing, if available, may involve significant cash payment obligations, significant renegotiation with existing debt holders in the Company and covenants that restrict the Company’s ability to operate its business.

(vi) The Company’s ability to expand its restaurant base is influenced by factors beyond its control and, therefore, it may not be able to achieve its planned growth.

The Company’s growth strategy depends in large part upon its ability to open new restaurants and to operate these restaurants profitably. Delays or failures in opening new restaurants could impair the Company’s ability to meet its growth objectives. In the past, the Company has experienced delays in restaurant openings, for example with its two restaurant openings in Washington, DC, and Chicago, Illinois, in 2005, and may experience similar delays in the future. Further, the Company may encounter unforeseen cost over-runs when opening new restaurant locations, which might also contribute to, or result in, delays in restaurant openings. The Company’s ability to expand its business successfully will depend upon numerous factors, including:

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

(vii) Unexpected expenses and low market acceptance could adversely affect the profitability of restaurants that the Company opens in new markets.

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

(viii) A decline in visitors or business travelers to areas where the Company’s restaurants are located could negatively affect its restaurant sales.

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

(ix) The Company’s growth may strain its infrastructure and resources, which could slow its development of new restaurants and adversely affect its ability to manage its existing restaurants.

The Company opened two new company-owned restaurants in 2005, and a further one in 2006. The Company’s expansion and its future growth may strain its restaurant management systems and resources, financial controls and information systems. Those demands on the Company’s infrastructure and resources may also adversely affect its ability to manage its existing restaurants. If the Company fails to continue to improve its infrastructure or to manage other factors necessary for the Company to meet its expansion objectives, the Company’s operating results could be materially and adversely affected.

(x) Negative publicity concerning food quality, health and other issues and costs or liabilities resulting from litigation may have a material adverse effect on the Company’s results of operations.

The Company may be subject to complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Litigation or adverse publicity resulting from these allegations may materially and adversely affect the Company or its restaurants, regardless of whether the allegations are valid or whether the Company is liable. Further, these claims may divert the Company’s financial and management resources from revenue-generating activities and business operations.

(xi) Health concerns related to the consumption of beef, chicken or other foods could affect consumer preferences and could negatively impact the Company’s results of operations.

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

(xii) The Company’s operations are susceptible to changes in food availability and costs, which could adversely affect its operating results.

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

(xiii) Labor shortages or increases in labor costs could slow the Company’s growth or harm its business.

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

(xiv) The Company’s business is subject to significant competition.

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

(xv) The Company’s success depends on its ability to protect its proprietary information. Failure to protect the Company’s trademarks, service marks or trade secrets could adversely affect its business.

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

(xvi) You may have difficulty selling the Company’s common shares on the Over-The-Counter Bulletin Board.

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

(xvii) If trading in the Company’s common shares is less than $5.00 per common share, trading in the Company’s common shares would be subject to certain rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act).

If the trading price of the Company’s common shares is less than US$5.00 per share, trading in the Company’s common shares would be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock.” A broker-dealer is required to deliver to each customer information regarding the risks of investing in penny stocks, its offer and bid prices for the penny stock and the amount of compensation received by the broker-dealer with respect to such transactions. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in the Company’s common shares, which could reduce the liquidity of the Company’s common shares, and thereby have a material adverse effect on the trading market for the Company’s securities.

(xviii) The Company has never declared or paid dividends and it does not have plans to do so in the near future.

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

(xix) You may face difficulties in attempting to pursue legal actions under United States laws against the Company, its directors and officers.

The Company was incorporated under the laws of the province of British Columbia, Canada. Most of the Company’s directors and officers are citizens or residents of countries other than the United States and certain of the Company’s assets and the assets of such persons are located outside of the United States. Consequently, it may be difficult for you to effect service of process within the United States upon the Company, its directors and officers or to realize in the United States upon judgments against such persons granted by courts of the United States based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States. There is doubt as to the enforceability against the Company and against its non-US resident directors and officers, in original actions in Canadian courts, of liabilities based upon the U.S. federal securities laws and as to the enforceability against the Company and against its non-US resident directors and officers in Canadian courts of judgments of US courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. As a result, it may not be possible to enforce those actions against the Company or against certain of its directors and officers.

ITEM 1B          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2           PROPERTIES

All of the Company’s restaurants are located on leased sites. The Company owns the furnishings, fixtures and equipment in each of its restaurants. Existing restaurant leases have expirations ranging from 2007 through 2021 (including existing renewal options).

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

The Company's leased facilities at hotels and other non-mall locations are as follows:

Hotel Locations	Opening Date	Square Ft.	Indoor Seating

Winnipeg	May. 1994	4,300	180
Philadelphia	Feb. 1995	7,900	310
Vancouver	Aug. 1995	5,500	200
San Diego	Jul. 1996	7,500	300
Seattle	Aug. 1997	7,600	230
Boston	Nov. 1997	9,500	200
Chicago West Adams	Apr. 2001	6,000	190
San Francisco	Mar. 2003	5,230	148
(Joint venture)
Chicago East Huron	May. 2005	5,000	160

Other Non-Mall Locations

Toronto King Street	Oct. 1996	9,200	330
Edmonton	Nov. 1997	5,600	180
Toronto Yonge Street	Dec. 1999	3,200	160
Washington, DC	May. 2005	7,000	200
Chicago, Wabash St.	Nov. 2006	6,900	238

The Company also currently operates two mall-based restaurants, both of which are in Canada. The following table provides opening date, square footage and indoor seating capacity information with respect to each of the mall based restaurants currently in operation:

				Indoor
City	Mall	Opening Date	Square Feet	Seating(a)

Ottawa, Ont.	Rideau Center	Mar. 1983	7,119	280
Edmonton, Alb.	Eaton Center	Sep. 1988	5,939	225

(a) Outdoor/patio seating is available at a number of the locations, and not included herein.

The following table sets forth, for all restaurants by location, the earliest expiration date of the leases and the minimum annual rent:

	Earliest
Location	Expiration Date	Minimum Annual Rent

San Diego, Holiday Inn	2010	92,000
Edmonton, Eaton Centre	2007	54,000
Boston, Club Quarters	2007	73,000
Ottawa Rideau Center	2008	142,000
Toronto, Yonge Street	2008	121,000
Philadelphia, Holiday Inn	2010	122,000
Chicago, West Adams	2010	141,000
Toronto, King Street	2011	111,000
Edmonton, Whyte Ave	2012	89,000
Seattle, WestCoast Grand	2012	101,000
San Francisco	2013	0*
Winnipeg, Delta Hotel	2014	51,000
Vancouver, Rosedale Hotel	2015	137,000
Washington, DC	2015	203,000
Chicago, East Huron	2015	208,000
Chicago, Wabash Street	2021	245,000

Total:		US$1,890,000

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

The Company has been served notice of a class action launched against it in Massachusetts in relation to the distribution of gratuities received and paid over to staff for banquet and conference services. The Company maintains that it has materially complied with all appropriate legislation and that underpayment of gratuities to the staff in question amounts to no more than US$10,000. The class action suggests that the Company should be denied tip-credit relief for a period of three years as a result of this administrative oversight, which would represent a cost to the Company of US$250,000. The Company has received legal advice that this aspect of the claim is without merit, and accordingly the Company has not made provision against it for the year ended December 31, 2006.

In March 2006, the Company initiated an arbitration action against its franchisee in Springfield, NJ, B&S Limited (“B&S), for failure to pay continuing franchise fees and other costs per the parties’ Franchise Agreement. At present, the amount the Company seeks to recover is approximately US$150,000. However, due to the ongoing nature of the continuing franchise fees, the Company’s demand increases by approximately US$5,000 each month. In November 2006, B&S responded to the arbitration demand by denying the Company’s allegations and pleading several counterclaims, seeking rescission of the Franchise Agreement and the return of all sums paid to the Company since 2002. The Company vigorously disputes the counterclaims and filed a motion with the arbitrator to dismiss them in December 2006. The arbitrator’s decision, dismissing some, but not all of the counterclaims was received in February 2007. The Company believes that all of B&S’s counterclaims will ultimately be dismissed, and that the Company will prevail in full on the merits of its claim against B&S. The binding arbitration hearing is scheduled for July 2007.

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5           MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s common shares were traded on the NASDAQ Small Cap Market from June 29, 1993 until it was involuntarily delisted on March 22, 2000 as a result of having failed to maintain a minimum bid price of US$1.00. The shares continue to be traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “PUBSF”, but following Effective Date of the Arrangment will cease being quoted.

The range of high and low bid and asked prices for the Company’s common shares from January 1, 2005, to the end of 2006 has been:

	High	Low

First Quarter of 2005:	$0.50	$0.28
Second Quarter of 2005:	$0.95	$0.45
Third Quarter of 2005:	$0.51	$0.40
Fourth Quarter of 2005:	$0.51	$0.29

First Quarter of 2006:	$0.60	$0.30
Second Quarter of 2006:	$1.00	$0.25
Third Quarter of 2006:	$0.82	$0.30
Fourth Quarter of 2006:	$0.79	$0.30

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

(b) The approximate number of record holders of the Company's common shares as of April 2, 2007 is 350. After the Effective Date of the Plan of Arrangement, the number of shareholders will be less than 10.

(c) The Company has never paid any dividends in respect of any of its capital shares, and does not intend to do so any time in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans.

Equity based compensation plans in force as at December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	260,000	US $ 3.70 CDN $ 4.31	550,000
Equity compensation plans not approved by security holders	0		0
Total	260,000	US $ 3.70 CDN $ 4.31	550,000

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No repurchases of the Company’s equity securities were made by the Company or by an affiliated purchaser during the fourth quarter of 2006.

ITEM 6	SELECTED FINANCIAL DATA
(in thousands of US dollars except per share information which is set forth in US dollars)

UNDER CDN GAAP	2006	2005	2004	2003	2002

Sales	$36,312	$33,045	$28,202	$26,725	$27,716
Income from
Restaurant Operations	5,321	3,252	2,719	2,740	2,640
Per share	0.89	0.57	0.52	0.53	0.51

Earnings (loss)
before Income Taxes	(813)	(3,008)	(710)	173	(1,514)
Per share	(0.14)	(0.52)	(0.14)	0.03	(0.29)

Net income (loss)	(334)	(3,266)	(888)	228	(1,344)
Earnings (loss)
per share - basic	($0.06)	($0.57)	($0.17)	$0.04	($0.26)

Total assets	16,968	14,682	15,164	10,677	10,656
Shareholders'
equity (deficit)	(6,077)	(5,795)	(2,642)	2,470	1,908
Long-term debt	18,815	17,347	15,262	4,622	5,142
Average shares
outstanding	5,982,656	5,744,360	5,244,507	5,163,271	5,163,354

UNDER US GAAP	2006	2005	2004	2003	2002

Sales	$35,539	$32,431	$27,615	$26,270	$27,716
Income from
Restaurant Operations	5,469	3,272	2,744	2,677	2,669
Per share	0.91	0.57	0.52	0.52	0.52

Earnings (loss)
before Income Taxes	(635)	(2,981)	(132)	957	(1,810)
Per share	(0.11)	(0.52)	(0.03)	0.19	(0.35)

Net income (loss) as previously stated	(154)	(3,239)	(1,170)	(166)	(1,646)
Restatements:
Gain on exchange of junior notes	0	0	0	201	0
Gain on translation of convertible notes
using period end rate for US GAAP	0	0	860	1,023	51
Amortize set up costs of junior notes	0	0	0	(45)	(45)
Net income (loss) as restated	(154)	(3,239)	(310)	1,013	(1,640)
Earnings (loss)
per share	($0.03)	($0.56)	($0.06)	$0.20	($0.32)

Total assets	15,049	12,454	12,876	10,046	9,886
Shareholders' equity (deficit)
as previously stated	(6,248)	(6,146)	(3,020)	(4,482)	(3,742)
Restatements:
Gain on translation of convertible notes
using period end rate for US GAAP	0	0	0	(136)	(90)
Amortize set up costs of junior notes	0	0	0	657	(365)
Shareholders' equity (deficit)
as restated	(6,248)	(6,146)	(3,020)	(3,961)	(4,197)

Long-term debt	17,151	15,510	13,386	10,327	10,387
Average shares
outstanding	5,982,656	5,744,360	5,244,507	5,163,271	5,163,354

Summary of differences between Canadian GAAP and US GAAP for selected financial data

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

The impact of the above on net income (loss) may be summarized as follows:

	2006	2005	2004	2003	2002

Net income (loss) Canadian GAAP	($334)	($3,266)	($888)	$228	($1,344)

Adjustments decreasing (increasing)
net income (loss):
Amortization of improvement costs	117	218	6	(2)	(6)
Pre-opening costs, expensed under US GAAP	63	(191)	45	(45)	35
Dividend on paid-in capital that would be
treated as interest under US GAAP	0	0	(333)	(347)	(330)

Net (loss) US GAAP as previously stated	(154)	(3,239)	(1,170)	(166)	(1,645)

Restatements decreasing (increasing)
net income (loss):
Gain on exchange of junior notes	0	0	0	201	0
Amortize set up costs of junior notes	0	0	0	(45)	(45)
Gain on translation of convertible notes
using period end rate for US GAAP	0	0	860	1,023	51

Net income (loss) US GAAP as restated	($154)	($3,239)	($310)	$1,013	($1,640)

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

The impact of the above on shareholders equity (deficit) may be summarized as follows:

	2006	2005	2004	2003	2002

Shareholders' equity (deficit) Canadian GAAP	($6,077)	($5,795)	($2,642)	$2,470	$1,908

Adjustments decreasing (increasing)
shareholders' equity (deficit):
Amortization of improvement costs	(42)	(160)	(378)	(384)	(382)
Pre-opening costs, expensed under US GAAP	(129)	(191)	0	(45)	(1)
GEIPPPII Junior Notes
treated as liability under US GAAP	0	0	0	(6,524)	(5,267)

Equity (deficit) US GAAP as previously stated	(6,248)	(6,146)	(3,020)	(4,483)	(3,742)

Restatements decreasing (increasing)
shareholders' equity (deficit):
Gain on exchange of junior notes
Amortize set up costs of junior notes	0	0	0	(135)	(90)
Gain on translation of convertible notes
using period end rate for US GAAP	0	0	0	657	(365)

Equity (deficit) US GAAP as restated	($6,248)	($6,146)	($3,020)	($3,961)	($4,197)

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

Fifty-three weeks ended December 31, 2006 vs. Fifty-two weeks ended December 25, 2005

It should be noted that the year ended December 31, 2006 was a fifty-three week year, whereas 2005 and 2004 were fifty-two week years.

During the fifty-three weeks ended December 31, 2006, the Company saw strong comparable store sales and profit growth from both US and Canadian operations, reflecting improved operational standards and continuing favorable economic conditions in both markets. Comparisons with available market data suggest that the Company’s growth in comparable US store sales has exceeded the average for the casual dining sector by approximately 4.9% for the twelve months ended December 31, 2006. (Source: KnappTrack).

The Company promoted itself as a venue for watching the FIFA World Cup 2006 and benefited from this event. The return of the NHL Playoffs in the second quarter of 2006 had a positive impact compared to the second quarter of 2005.

During the fifty-three weeks ended December 31, 2006, the Company generated Earnings Before Interest, Tax, Depreciation, Amortization and Loss/(Gain) on Foreign Exchange (“EBITDAFE”) of US$3,853,000 which represents a 62% increase on the prior year when EBITDAFE was US$2,384,000. EBITDAFE is a non-GAAP term, but the Company believes it to be a good measure of underlying business performance. Loss/(Gain) on Foreign Exchange has been excluded since these losses/(gains) largely relate to the translation of the Company’s Canadian dollar denominated debt, rather than to trading activities, and are also extremely sensitive to relatively small movements in period end exchange rates. Impairment of long-lived assets has been excluded since it represents accelerated depreciation. The following table provides a reconciliation between Net Income (Loss) and EBITDAFE:

US$000	2006	2005	2004

Income (Loss) Before Income Taxes	(813)	(3,008)	(710)
Add back:
Interest on Long-Term Debt	2,873	2,605	558
(Gain) Loss on Foreign Exchange	(65)	679	28
Amotization	1,858	1,872	1,559
Restaurant Closing Costs	0	55	0
Impairment of Long-Lived Assets	0	181	199

EBITDAFE	3,853	2,384	1,634

The Company presents its consolidated financial statements in Canadian GAAP, and provides reconciliations to US GAAP where required.

With effect from the reporting period ended December 26, 2004, the Company denominated its functional and reporting currency to be the US Dollar. Previously the Company‘s functional and reporting currency was the Canadian Dollar.

Sales

Sales increased during the fifty-three weeks ended December 31, 2006 to $36,312,000 from $33,045,000 in 2005. The year on year increase in sales of $3,267,000 is comprised of:

US$
Increase in sales from same US stores (+5.3%)	745,000
Increase in sales from same Canadian stores (+8.5%)	1,086,000
Impact of closed Canadian stores	(2,850,000)
Consolidation of Canadian sales at higher exchange rate	905,000
Share of sales from San Francisco joint venture	147,000
Impact of 2005 new stores (Chicago-Huron and Washington)	2,540,000
Impact of 2006 new store (Chicago-Wabash)	231,000
Changes in other income	(140,000)
Impact of 53rd week in 2006	603,000

Total change in sales versus 2005	3,267,000

The year ended December 31, 2006 was a 53 week year (2005 and 2004 = 52 weeks), resulting in an additional week’s sales of $603,000 in 2006.

For the five US Corporate locations open throughout both years, sales for the 2006 period, excluding the 53rd week, were $14,873,000, which represents an increase of 5.3% compared to the prior year. Two of five US same corporate stores showed year on year growth: Chicago Adams Street, +13.8%; Seattle, +11.6% . Sales at the other three US same corporate stores were broadly flat. The Boston store showed good growth for most of the year, but was closed for 3 weeks in the Summer for refurbishment, and further impacted by a basement flood in October which resulted in further closures.

For the seven Canadian corporate locations fully open throughout both periods, sales for the 2006 period, excluding the 53rd week, totaled CDN$15,811,000 and increased 8.5% compared to the fifty-two weeks ended December 25, 2005. Six of the seven stores (Edmonton Whyte Avenue +20.9%; Toronto - King Street +17.9%; Edmonton Eaton Centre +12.1%; Ottawa +7.7%; Winnipeg +4.5%; Rosie’s on Robson +2.4%) showed year on year sales increases. The return of NHL Hockey in the fourth quarter of 2005 had a positive impact on the Edmonton Whyte Avenue and Rosie’s on Robson locations. Edmonton Whyte Avenue benefited from the Edmonton Oilers making it to the NHL playoff finals resulting in a positive second quarter of 2006. Toronto – King Street has experienced increased sales following the refurbishment of its Office Bar, completed in early 2006.

Net Loss

For the fifty-three weeks ended December 31, 2006, the Company generated a net loss of $334,000 compared to a net loss of $3,266,000 for the fifty-two week period in 2005. The current year loss includes a gain on foreign exchange of $65,000 (2005 - $679,000 loss), and interest costs of $2,873,000 (2005 - $2,605,000) reflecting the Company’s funding structure. Losses per common share for the current period were $0.06, versus a loss per common share of $0.57 in 2005. The weighted average number of common shares outstanding increased from 5,744,360 in 2005 to 5,982,656 in 2006, reflecting the purchase of common shares by Management in accordance with the Company’s funding agreements and the issuance of 12,000 common shares to directors.

Income from Restaurant Operations

The Company generated income from restaurant operations of $5,321,000 for the fifty-three weeks ended December 31, 2006 compared to $3,252,000 for the same period in 2005. The increase versus 2005 of $2,069,000 is comprised of:

US$

Increase in income from same US stores	486,000
Increase in income from same Canadian stores	565,000
Impact of closed Canadian stores	123,000
Asset impairment charge for closed Canadian stores	181,000
Impact of foreign exchange	121,000
Income from San Francisco store	153,000
Impact of 2005 new stores (Chicago-Huron and Washington)	566,000
Impact of 2006 new store (Chicago-Wabash)	29,000
Changes in other income	(155,000)

Total change in income versus 2005	2,069,000

The Company opened two new corporate stores in May 2005, a first store in Washington, DC, and a second store in Chicago, IL (East Huron Street). These new stores generated income of $224,000 in the first three quarters of 2006, versus a loss of $341,000 in the same period of 2005. A third corporate store located in Chicago, IL (North Wabash Street) opened in December 2006 generated $29,000 in its first month of operation.

The Company estimates that the additional 53rd week in 2006 added approximately $200,000 to restaurant income.

Same Store Performance

The following tables show same store sales and profit performance for US and Canadian stores for the fifty-three weeks ended December 31, 2006 versus the fifty-two weeks ended December 25, 2005 (in local currency):

US same stores (US$000)

	53 Wks	% of	52 Wks	% of
	2006	sales	2005	sales

SALES	15,128		14,127

RESTAURANT EXPENSES
Food and Beverage Costs	3,644	24.1%	3,471	24.6%
Restaurant Operating Expenses
Labor	4,677	30.9%	4,518	32.0%
Occupancy and Other	3,560	23.5%	3,350	23.7%
Amortization	717	4.7%	735	5.2%
Loss on Asset Disposal	10	0.1%	19	0.1%

	12,608	83.3%	12,093	85.6%

INCOME FROM RESTAURANT
OPERATIONS	2,520	16.7%	2,034	14.4%

CDN same stores (CDN$000)

	53 Wks	% of	52 Wks	% of
	2006	sales	2005	sales

SALES	16,053		14,578

RESTAURANT EXPENSES
Food and Beverage Costs	4,656	29.0%	4,275	29.3%
Restaurant Operating Expenses
Labor	4,932	30.7%	4,475	30.7%
Occupancy and Other	3,741	23.3%	3,674	25.2%
Amortization	567	3.5%	644	4.4%
Loss on Asset Disposal	9	0.1%	2	0.0%

	13,905	86.6%	13,070	89.7%

INCOME FROM RESTAURANT
OPERATIONS	2,148	13.4%	1,508	10.3%

Canadian same store performance is reported above in Canadian dollars to eliminate the impact of foreign exchange fluctuations and to facilitate year on year comparisons. It excludes the three stores that closed during 2005.

Food and Beverage Costs

Overall, food and beverage costs, as a percentage of sales, decreased to 25.7% for the fifty-three weeks ended December 31, 2006, compared to 26.4% for the fifty-two weeks ended December 25, 2005.

Food costs improved, despite some pressure on commodity pricing, reflecting continuing efforts in training kitchen personnel and management.

Labor and Benefits Costs

Labor and benefits decreased from 31.7% of sales in 2005 to 30.3% in the current period.

Same store percentage was below last year for the US reflecting higher sales volumes and good cost control. In Canada, same store percentage of sales was broadly flat versus the prior year, with volume efficiencies offset by minimum wage increases in Ontario and Manitoba which impacted four of the seven Canadian stores.

Occupancy and Other Operating Costs

Occupancy and other operating expenses as a percentage of sales decreased to 23.8% from 25.7% in the same period last year. The closure of three smaller, less profitable stores in Canada contributed to this improvement.

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

As at December 31, 2006, the Company has concluded that no provisions for the impairment of long-lived assets are required.

Amortization Expense

Amortization costs were 5.7% of sales in 2005 and 5.1% in 2006. Amortization expense decreased from $1,872,000 to $1,858,000.

The decrease in amortization can be attributed improved operating performance and to expiry of long-lived assets.

General and Administrative Costs

General and administrative costs were 9.1% of sales for 2006, an increase of 0.1% versus 9.0% of sales for 2005. Costs increased from $2,976,000 in 2005 to $3,326,000 in the current period. This reflects conversion of the mainly Canadian dollar costs into US dollars at a higher exchange rate than that used in the prior year. Underlying costs were $209,000 higher than the prior year, reflecting $55,000 of extra cost due to the 53rd week in 2006 and higher management bonuses for above budget profit performance. The $350,000 increase versus 2005 is comprised of:

US$
Increase in costs of Vancouver office	(209,000)
Exchange rate applied to Vancouver office costs	(141,000)
Total increase in G&A costs versus 2005	(350,000)

Gain/Loss on Foreign Exchange

For the fifty-three weeks ended December 31, 2006, the Company recorded a gain on foreign exchange of $65,000 (2005 – $679,000 loss). This reflects the conversion into US dollars of the Company’s CDN$14,900,000 of Canadian dollar denominated debt, including preferred shares, at a broadly similar rate to year end 2005.

Interest on Long-Term Debt

Interest on long-term debt was $2,873,000 for the fifty-three weeks ended December 31, 2006, compared to $2,605,000 in 2005. The increase is attributable to interest costs on Canadian dollar denominated debt being converted at a higher exchange rate than that used in the prior year.

Loss Before Taxes

The Company generated a loss before income taxes of $813,000 for the fifty-three weeks ended December 31, 2006 compared to a loss of $3,008,000 for 2005. The current year loss includes a gain on foreign exchange of $65,000 (2005 – $679,000 loss) and interest costs of $2,873,000 (2005 – $2,605,000).

Income Taxes

The Company recorded income taxes of $146,000 for the fifty-three weeks ended December 31, 2006 (2005 - $88,000), representing state taxes which are payable in the US.

The Company also recorded an increase in its future income tax balance of $625,000 for the fifty-three weeks ended December 31, 2006 (2005 – decrease of $170,000).

Net Loss

For the fifty-three weeks ended December 31, 2006, the Company generated a net loss of $334,000 compared to a net loss of $3,266,000 for the fifty-two week period ended December 25, 2005. The current year loss includes a gain on foreign exchange of $65,000 (2005 – $679,000 loss), and interest costs of $2,873,000 (2005 – $2,605,000). Losses per common share for the current period were $0.06, versus a loss per common share of $0.57 in 2005. The weighted average number of common shares outstanding increased from 5,744,360 in 2005 to 5,982,656 in 2006 for the current year, reflecting the purchase of common shares by Management in accordance with the Company’s funding agreements and the issuance of 12,000 common shares to directors.

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

Also, as noted above, the Company’s reported earnings include gains/losses on foreign exchange, which largely reflect revaluation of the Company’s approximately CDN$14,900,000 of long-term debt.

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

During the fifty-two weeks ended December 25, 2005, the Company opened two new corporate restaurants, a first restaurant in Washington, DC and a second restaurant in Chicago, IL. In addition, an eighth franchise restaurant opened in Wexford, PA.

During the fifty-two weeks ended December 25, 2005, the Company generated Earnings Before Tax, Interest, Depreciation and Amortization and Loss/(Gain) on Foreign Exchange(“EBITDAFE”) of US$2,384,000 which represents a 46% increase on the prior year when EBITDAFE was US$1,634,000. EBITDAFE is a non-GAAP term, but the Company believes it to be a good measure of underlying business performance, since it excludes the impact of gain/loss on foreign exchange and interest costs, both of which can vary significantly from year to year. The following table provides a reconciliation between Income (Loss) Before Income Taxes and EBITDAFE:

US$000	2005	2004	2003

Income (Loss) Before Income Taxes	(3,008)	(710)	173
Add back:
Interest on Long-Term Debt	2,605	558	545
(Gain) Loss on Foreign Exchange	679	28	(679)
Amotization	1,872	1,559	1,538
Restaurant Closing Costs	55	0	94
Impairment of Long-Lived Assets	181	199	0

EBITDAFE	2,384	1,634	1,671

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

Interest on Long-Term Debt

Interest on long-term debt was US$2,605,000 for the fifty-two weeks ended December 25, 2005, compared to US$558,000 in 2004. The increase is attributable to the interest cost associated with the Company’s funding structure agreed to in December 2004.

Income/Loss Before Taxes

The Company generated a loss before income taxes of US$3,008,000 for the fifty-two weeks ended December 25, 2005 compared to a loss of US$710,000 for 2004. The current year loss includes a loss on foreign exchange of US$679,000 (loss of US$28,000 in 2004), and interest costs of US$2,605,000 (internet costs of US$558,000 in 2004) reflecting the Company’s funding structure.

Income Taxes

The Company recorded income taxes of US$88,000 for the fifty-two weeks ended December 25, 2005 (US$52,000 in 2004), representing state taxes which are payable in the US. The Company also recorded a US$170,000 reduction in the value of its Future Income Tax asset in 2005 (versus a reduction of US$126,000 in 2004).

Net Income/Loss

For the fifty-two weeks ended December 25, 2005, the Company generated a net loss of US$3,266,000 compared to a net loss of US$888,000 for the fifty-two week period ended December 26, 2004. The current year loss includes a loss on foreign exchange of US$679,000 (versus a loss of US$28,000 in 2004), and interest costs of US$2,605,000 (versus interest costs of US$558,000 in 2004) reflecting the Company’s new funding structure. Losses per Common Share for the current period were US$0.57, versus a loss per Common Share of US$0.17 in 2004. The weighted average number of Common Shares outstanding increased from 5,244,507 in 2004 to 5,744,360 for the current year, reflecting the sale and issuance of Common Shares in connection with the Company’s funding structure, purchase of Common Shares by Management and the issue of 15,000 Common Shares to directors.

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

(2) Future income taxes

The Company has calculated, as at December 31, 2006, the following values for future income tax benefits:

(a) Non-capital loss carry forwards -

US $000		FIT	Valuation		FIT
	Losses	Benefit	Allowance		Asset
US operations	6,943	2,646	(661)	25%	1,985
CDN operations	829	282	(141)	50%	141
Group functions	365	124	(124)	100%	0

	8,137	3,052	(926)		2,126

(b) Fixed asset values for tax purposes in excess of book values -

US $000	FIT	Valuation		FIT
	Benefit	Allowance		Asset
US operations	540	(135)	25%	405
CDN operations	380	(190)	50%	190
Group functions	29	(29)	100%	0

	949	(354)		595

The Company has applied 25% valuation allowances against its US operations and a 50% valuation allowance against its Canadian operations. The Company considers these valuation allowances to be appropriate. The Company has applied a 100% valuation allowance against its group function, since at current business volumes this entity does to generate taxable profits.

In addition, the Company has US$3,401,000 of net capital losses, against which a 100% valuation allowance has been applied.

Summary of future income tax asset as at December 31, 2006 -

US $000	FIT	Valuation	FIT
	Benefit	Allowance	Asset
Tax benefit of non-capital loss carry forwards	3,052	(926)	2,126
Tax benefit of capital loss carry forwards	1,160	(1,160)	0
Fixed asset values for tax purposes in excess of book values	949	(354)	595

	5,161	(2,440)	2,721

(3) Franchise fees

The Company recognizes initial fees from the sale of franchises as revenue once the Company has fully complied with its obligations to the new franchisee in providing operational support and training regarding the opening of the restaurant. For the year ended December 31, 2006 such fees were $nil (2005 - $25,000, 2004 - $15,000).

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

(4) Foreign Currency Translation

Amounts recorded in foreign currency are remeasured into US dollars as follows:

(i) Monetary assets and liabilities, at the rate of exchange in effect at the balance sheet date;

(ii) Non-monetary assets and liabilities, at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and,

(iii) Revenues and expenses (excluding amortization, which is translated at the same rate as the related asset), at the average rate of exchange for the year.

Gains and losses arising from this remeasurement of foreign currency are included in net income.

Liquidity and Capital Resources

On January 22, 2007, the Company entered into a definitive Arrangement Agreement (the Arrangement Agreement”)with Repechage Restaurant Group Ltd. (“RRG”), a company incorporated under the laws of Canada. RRG is a wholly-owned subsidiary of Repechage Investments Limited (“Repechage”).

Repechage is a closely-held investment company incorporated under the laws of Newfoundland and Labrador. It holds investments in the transportation, service and real estate sectors.

Pursuant to the Arrangement Agreement and the Plan of Arrangement, on the Effective Date:

(a) Each of the holders of the Company’s Common Shares will transfer his Common Shares to RRG for US$0.7982 for each Common Share held;

(b) Each of the holders of the Company’s Preferred Shares will transfer his Preferred Shares to RRG for US$2.3946 for each Preferred Share held;

(c) Each of the holders of Warrants to acquire Common Shares and Preferred Shares in the Company will transfer his Warrants to RRG at a price equal to the amount, if any, by which the applicable per share consideration exceeds the warrant exercise price;

(d) All options to acquire shares in the Company will be terminated; and

(e) Lenders and Noteholders will be paid all amounts owing under the Notes held by them, and the Notes will be discharged.

On the Effective Date of the Arrangement, the Company will be a direct, wholly-owned subsidiary of RRG and an indirect wholly-owned subsidiary of Repechage. The Company expects to close the Arrangement during the second quarter of 2007.

The Plan of Arrangement provides that holders of Common Shares in the Company will be granted a right of dissent in accordance with the dissent provisions of the British Columbia Act.

On December 17, 2004, the Company entered into a series of financing agreements. The transactions resulted in the raising of CDN$5,000,000 (US$4,288,000) for the purposes of opening new Elephant & Castle restaurants and refurbishing existing Elephant & Castle restaurants.

During 2005, the Company invested US$4,685,000 in the building of its second restaurant in Chicago, IL and its first restaurant in Washington, DC, both of which opened in the spring of 2005.

As at December 31, 2006, the Company had invested US$2,500,000 in the building of its third restaurant in Chicago, IL which opened at the end of November 2006.

The Company’s remaining cash balance as at December 31, 2006 was

US$507,000. This balance will allow the Company to continue its planned refurbishment and to maintain current operations. The Company expects to generate sufficient cash from its existing and new stores to be able to continue its expansion program in 2007.

As a result of the December 17, 2004 funding arrangements, the structure of the Company’s pre-existing debt and equity were substantially altered, as described below.

(a) Transactions with GE Investment Private Placement Partners II ("GEIPPPII")

In consideration for the surrender of US$3,900,000 of the existing Senior Notes, the surrender of US$5,000,000 of the existing Junior Notes and the exchange of US$1,209,000 of accrued interest on these Notes the Company issued US$4,204,000 of new Secured Notes, 3,653,972 of CDN$2 (US$1.72) Preferred Shares and a warrant to purchase 1,750,000 Common Shares. The Secured Notes bear interest at 14%, which was deferred until payments commenced in March 2007, except in certain circumstances and are fully repayable on December 18, 2009. The Preferred Shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown and the Secured Notes are repaid in full. The Preferred Shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof. Unless redeemed earlier, the Preferred Shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500,000, at the rate of three Common Shares for every Preferred Share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share. The Notes will be paid in full and the preferred shares redeemed pursuant to the Arrangement Agreement.

(b) Transactions with Crown

The Company has entered into a credit agreement with Crown, pursuant to which it borrowed CDN$5,000,000 (US$4,288,000). The loan bears interest at the rate of 12% per annum. Interest is payable monthly and monthly principal payments of CDN$40,000 (US$34,000) commence in December 2006, rising to CDN$60,000 (US$51,000) in December 2007 and CDN$100,000 (US$86,000) in December 2008, with the balance of CDN$2,600,000 (US$2,230,000) repayable by December 17, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company's assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown a warrant to purchase 1,049,301 Common Shares of the Company and 730,794 Preferred Shares of the Company for one hundred Canadian dollars, representing 15% of the outstanding shares of both classes of shares and a further warrant to purchase 350,000 Common Shares. These further warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share. The loan will be discharged and the warrants transferred to RRG pursuant to the Arrangement Agreement.

(c) Transactions with Management

The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN$265,000 (US$227,000), over a period of 18 months, 699,534 Common Shares and 487,196 Preferred Shares, representing 10% of the outstanding shares of both classes of shares. Management has made an initial payment of CDN$115,000 (US$99,000). In connection with this purchase, Management have also been issued a warrant for the purchase of an additional 5% of both classes of shares for CDN$133,000 (US$114,000), which will be transferred to RRG pursuant to the Arrangement Agreement.

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

The terms of the 8% convertible, subordinated notes of the Company issued in 2000 ("Delphi Financing") have been amended such that the coupon has been increased to 9.25% Repayment re-commenced in March 2007 and the balance will be paid off pursuant to the Arrangement Agreement.

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

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CDN GAAP AND US GAAP)

The Company prepares its financial statements in accordance with Canadian GAAP. (The reader is referred to note 16 of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 for additional explanation.) The financial statements, if prepared in accordance with US GAAP, would have differed as follows:

Net loss for the year ended December 31, 2006 would have been reduced by US$180,000, comprised of pre-opening costs which would have been expensed in 2005 under US GAAP, and of leasehold depreciation previously accelerated under US GAAP.

Net loss for the year ended December 25, 2005 would have been reduced by US$27,000, comprised primarily of pre-opening costs which would have been expensed in 2005 under US GAAP, offset by the closure of three Canadian stores and the consequent write-back for US GAAP of leasehold depreciation previously accelerated under US GAAP. Net loss for the year ended December 26, 2004 would have decreased by US$578,000, comprised primarily of dividends on convertible subordinated debentures that would have been treated as interest expense under US GAAP, offset by pre-opening costs which would have been expensed in 2003 under US GAAP, and a gain on translation of convertible notes using period end rates for US GAAP. The impact of these adjustments would reduce the net loss per share for 2006 from US$0.06 under Canadian GAAP to a net loss of US$0.02 under US GAAP. The net loss per share in 2005 would be unchanged at $0.57 but the net loss per share would increase in 2004 from US$0.17 under Canadian GAAP to a loss of US$0.22 under US GAAP.

Shareholders’ deficit at December 31, 2006 would increase by US$171,000 from a deficit of US$6,077,000 under Canadian GAAP to a deficit of US$6,248,000 under US GAAP. Shareholders’ deficit at December 25, 2005 would increase by US$351,000 from a deficit of US$5,795,000 under Canadian GAAP to a deficit of US$6,146,000 under US GAAP.

Off-Balance Sheet Arrangements

At December 31, 2006, the Company did not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

		Payments due by period:
	Total	Less than	1 to 3	3 to 5	More than
US$000	Outstanding	1 year	years	years	5 years

Long-term debt obligations	18,814	582	18,232	0	0
Capital lease obligations	1	1	0	0	0
Operating lease obligations	13,411	1,980	3,407	2,678	5,346
Purchase obligations	124	124	0	0	0
Other long-term obligations	57	57	0	0	0

Total contractual obligations	32,407	2,744	21,639	2,678	5,346

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

Market Risk – Foreign Exchange

The Company’s functional and reporting currency is US dollars. The Company generates approximately CDN$3,000,000 of operating cash flow from its Canadian restaurants each year. These cash flows are generated in Canadian dollars. Offsetting this, the Company incurs approximately CDN$3,100,000 of general and administrative expenses, and approximately CDN$600,000 interest on long-term debt in Canadian dollars.

The Company’s reported earnings are, therefore, subject to exchange rate fluctuations on the approximately CDN$700,000 net cash outflow in Canadian dollars each year.

Also, the Company’s reported earnings include gains/losses on foreign exchange, which largely reflect revaluation of the Company’s approximately CDN$14,900,000 of long-term debt.

As of December 31, 2006, the potential reduction in future reported earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately US$1,066,000. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars. At December 31, 2006 and December 25, 2005, we had no outstanding currency forward exchange contracts and during the 12 months ended December 31, 2006 and December 25, 2005, we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for these periods.

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ELEPHANT & CASTLE GROUP INC.

Consolidated Financial Statements
December 31, 2006, December 25, 2005 and December 26, 2004
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

President and Chief Executive Officer
April 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF ELEPHANT & CASTLE GROUP INC.

We have audited the consolidated balance sheets of Elephant & Castle Group Inc. as at December 31, 2006 and December 25, 2005 and the consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the 53-week period ended December 31, 2006 and the 52-week periods ended December 25, 2005 and December 26, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance generally accepted auditing standards in Canada and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Elephant & Castle Group Inc. as at December 31, 2006 and December 25, 2005 and the results of its operations and its cash flows for the 53-week period ended December 31, 2006 and the 52-week periods ended December 25, 2005 and December 26, 2004 in accordance with Canadian generally accepted accounting principles.

“Pannell Kerr Forster”
(Registered with the PCAOB as “Smythe Ratcliffe”).

Chartered Accountants

Vancouver, Canada
February 14, 2007

ELEPHANT & CASTLE GROUP INC.
Consolidated Balance Sheets
At December 31, 2006 and December 25, 2005
(US Dollars)
(In Thousands of Dollars)

	2006	2005
Assets (note 6)
Current
Cash	$507	$956
Accounts receivable	1,044	558
Inventory	412	380
Deposits and prepaid expenses	353	396
Pre-opening costs	129	191
Total Current Assets	2,445	2,481
Property, Plant and Equipment (note 3)	10,050	8,187
Future Income Tax Benefits (note 13)	2,721	2,099
Other (note 4)	1,752	1,915
Total Assets	$16,968	$14,682

Liabilities
Current
Accounts payable and accrued liabilities (note 5)	$3,391	$2,713
Current portion of long-term debt (notes 6 and 7)	583	41
Total Current Liabilities	3,974	2,754
Long-Term Debt (notes 6, 7 and 8(b))	18,232	17,306
Other Liabilities	839	417
Total Liabilities	23,045	20,477

Shareholders' Equity (Deficit)

Common Shares (note 8(a))	13,164	13,112
Contributed Surplus (note 8(c))	1,282	1,282
Cumulative Translation Adjustment (note 8(e))	(880)	(880)
Deficit	(19,643)	(19,309)
Total Shareholders’ Equity (Deficit)	(6,077)	(5,795)

Total Liabilities and Shareholders’ Equity (Deficit)	$16,968	$14,682

Contingencies and Commitments (notes 10 and 11)
Subsequent Event (note 17)
Approved on behalf of the Board:

/s/ R. Bryant	Director	/s/ T. Chambers	Director
R. Bryant		T. Chambers

See notes to consolidated financial statements

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Operations
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousands of Dollars, except net income (loss) per share)

	2006	2005	2004

Sales
Corporate locations	$35,874	$32,542	$27,719
Revenue from Franchises	438	503	483
Total Sales	36,312	33,045	28,202

Restaurant Expenses
Food and beverage	9,373	8,731	7,682
Operating
Labour	11,070	10,466	8,862
Occupancy and other	8,690	8,488	7,181
Impairment of Long Lived Assets (notes 12 (a) and (b))	0	181	199
Restaurant closing costs (notes 12 (c) and (d))	0	55	0
Amortization	1,858	1,872	1,559
	30,991	29,793	25,483
Income from Restaurant Operations	5,321	3,252	2,719

General and Administrative Expenses	3,326	2,976	2,843
(Gain) Loss on Foreign Exchange (note 2 (h))	(65)	679	28
Interest on Long-Term Debt	2,873	2,605	558
	6,134	6,260	3,429

Loss Before Income Taxes	(813)	(3,008)	(710)
Income Taxes (note 13)	(146)	(88)	(52)
Future Income Tax (Charge) Recovery (note 13)	625	(170)	(126)

Net Loss for Year	($334)	($3,266)	($888)

Loss Per Common Share (note 2(i))	($0.06)	($0.57)	($0.17)

Weighted Average Number of
Common Shares Outstanding	5,982,656	5,744,360	5,244,507

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Shareholders' Equity (Deficit)
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousands of Dollars)

	2006	2005	2004
	(53 wk)
Number of Common Shares Issued
Beginning balance	5,872,087	5,629,411	5,146,604
Issue of shares
On renegotiation of debenture interest	0	0	161,235
For services	12,000	15,000	18,000
Purchased by Management	168,282	227,676	303,572
Ending Balance	6,052,369	5,872,087	5,629,411
Common Shares Issued
Beginning balance	$13,112	$12,998	$12,829
Issue of shares
On renegotiation of debenture interest	0	0	59
For services	4	6	5
Purchased by Management	48	108	106
Ending balance	$13,164	$13,112	$12,998
Contributed Surplus
Beginning balance	$1,282	$1,282	$0
Issue of shares
On cancellation of Junior Notes and
issuance of Preferred Shares	0	0	201
For issue of warrants	0	0	1,081
Ending balance	$1,282	$1,282	$1,282
Other Paid-In Capital
Beginning balance	$0	$0	$5,343
On cancellation of Junior Notes	0	0	(5,343)
Ending balance	$0	$0	$0
Currency Translation Adjustment
Beginning balance	($880)	($880)	($880)
Deferred gain incurred during year	0	0	0
Ending balance	($880)	($880)	($880)
Deficit
Beginning balance	($19,309)	($16,043)	($14,822)
Dividends on other paid-in capital	0	0	(333)
Net loss	(334)	(3,266)	(888)
Ending balance	($19,643)	($19,309)	($16,043)
Total Shareholders' Equity (Deficit)	($6,077)	($5,795)	($2,643)

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Consolidated Statements of Cash Flows
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousands of Dollars)

	2006	2005	2004

Operating Activities
Net loss	($334)	($3,266)	($888)
Operating items not using cash
Amortization	1,858	1,872	1,559
Loss (Gain) on Foreign Exchange	(65)	679	28
Impairment of Long-Lived Assets	0	181	199
Non-Cash Interest	2,275	1,998	317
Future Income Tax	(625)	170	126
Other	75	(569)	992

Operating Cash Flow	3,184	1,065	2,333

Changes in Non-Cash Working Capital
Accounts receivable	(486)	(135)	(75)
Inventory	(32)	(26)	(49)
Deposits and prepaid expenses	43	268	(442)
Accounts payable and accrued liabilities	676	178	(1,045)

	201	285	(1,611)

Cash Provided by Operating Activities	3,385	1,350	722

Investing Activities
Acquisition of property, plant and equipment	(3,570)	(4,495)	(560)
Acquisition of other assets and pre-opening costs	(140)	(521)	0

Cash Used in Investing Activities	(3,710)	(5,016)	(560)

Financing Activities
Deferred finance charges	(138)	601	(372)
Repurchase of shares	0	0	0
Proceeds from long-term debt	0	0	3,842
Proceeds from sale of shares	56	71	93
Repayment of long-term debt	(42)	(31)	(154)

Cash Provided by (Used in) Financing Activities	(124)	641	3,409

Inflow (Outflow) of Cash	(449)	(3,025)	3,571
Cash, Beginning of Period	956	3,981	410

Cash, End of Period	$507	$956	$3,981

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$598	$608	$86
Income taxes	$291	$126	$45

See notes to consolidated financial statements.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

1.	BASIS OF PRESENTATION

These financial statements include the accounts of Elephant & Castle Group Inc. ("the Company") and its wholly-owned subsidiaries described below. All significant inter-company balances and transactions are eliminated.

	(a)	The Elephant and Castle Canada Inc. (the “Canadian subsidiary") owns and operates English style restaurants across Canada under the name "The Elephant & Castle Pub and Restaurant";

(b)

Elephant & Castle Inc. (the “US subsidiary") incorporated in Texas and its subsidiaries own and operate English style restaurants in Washington, Pennsylvania, Massachusetts, California, Illinois and in Washington, DC;

One such subsidiary, E&C Chicago Corporation, owns E&C San Francisco LLC, a single purpose entity,which is the ownership vehicle for the Company’s one-third stake in BC Restaurants LLC, a joint venture company that manages the Elephant & Castle restaurant in San Francisco (note 2(l)); and

	(c)	Elephant & Castle International, Inc. incorporated in Texas, franchises the Elephant & Castle British-style pub and restaurant concept.

For comparative purposes, in line with the recommendations of the Canadian Institute of Chartered Accountants (“CICA”) handbook and of the Financial Accounting Standards Board (“FASB”) as set out in FAS 52, the Company has translated its prior year’s consolidated financial statements, as reported in Canadian dollars, into US dollars using the current method of translation.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, realizing its assets and discharging its liabilities in the normal course of business.

These consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles and all figures are in US dollars unless otherwise stated. Canadian generally accepted accounting principles differ in certain respects from accounting principles generally accepted in the United States of America. (note 16).

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Franchise fees

The Company recognizes initial fees from the sale of franchises as revenue once the Company has fully complied with its obligations to the new franchisee in providing operational support and training regarding the opening of the restaurant. For the year ended December 31, 2006 such fees were $nil (2005 - $25, 2004 - $15).

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

Improvements to leased premises and property under capital leases are being amortized on a straight-line basis over the term of the lease except for locations opened prior to January 1, 1993. Those improvements are being amortized on the straight-line method over the term of the lease plus the first two renewal periods.

China, glassware and cutlery are recorded at cost. Replacements are charged directly to operations.

(d)	Intangible assets

Intangible assets are amortized over their useful lives unless the life is determined to be indefinite, in which case no amortization is taken. Intangible assets are tested for impairment on an annual basis or when events occur that may indicate impairment.

Liquor licences are recorded at cost of original acquisition. Additional costs incurred on an on- going basis to maintain and renew them are charged directly to operations.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(e)	Pre-opening costs

Pre-opening costs represent amounts for staff training costs, payroll for trainees, rents paid prior to opening, travel and accommodation of trainers and supplies consumed prior to opening,which were all incurred to open new locations. These costs are amortized on a straight-line basis over 12 months.

	(f)	Other assets

The following other assets are recorded at cost and amortized annually as follows:

Deferred finance costs	- Term of the related financial instruments
Deferred franchise costs	- 5 years

(g)	Income taxes

Income taxes are calculated using the asset and liability method of tax accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate future income tax assets or liabilities. Future income tax assets or liabilities are calculated using tax rates anticipated to apply in the periods that the temporary differences are expected to reverse. A valuation allowance is provided to reduce the asset to the net amount management estimates to be more likely than not to be realized (note 13).

(h)	Foreign currency translation

Amounts recorded in foreign currency are remeasured into US dollars as follows:

(i) Monetary assets and liabilities, at the rate of exchange in effect at the balance sheet date;

(ii) Non-monetary assets and liabilities, at the exchange rates prevailing at the time of the acquisition of the assets or assumption of the liabilities; and,

(iii) Revenues and expenses (excluding amortization, which is translated at the same rate as the related asset), at the average rate of exchange for the year.

Gains and losses arising from this remeasurement of foreign currency are included in net income.

(i)	Loss per share

Loss per share computations are based on the weighted average number of common shares outstanding during the year. Diluted loss per share has not been presented as the effects of the outstanding stock options and warrants are anti-dilutive.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(j)	Use of estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for certain items such as amortization, future income tax and employee future benefits. Actual results could differ from those estimates.

	(k)	Stock based compensation

The Company has a stock option plan whereby the Company may grant incentive stock options to officers, directors and employees. Stock options are non-transferable.

The exercise price of any option shall be fixed by the board of directors of the Company when such option is granted, provided that such price shall not be less than the discounted market price of the common shares, or such other price as may be determined under the applicable rules and regulations of all regulatory authorities to which the Company is subject. Options have a maximum term of five years and terminate following the termination of the optionee’s employment.

The Company estimates the fair value of all stock options awarded using the Black-Scholes method. All current options are fully vested and are exercisable at any time. When stock options are exercised for common shares, consideration paid by the stock option holders and contributed surplus associated with the stock options are recorded as capital stock.

	(l)	Joint venture

In 2002, the Company signed a joint venture agreement to open an Elephant & Castle restaurant in the new Club Quarters hotel in San Francisco. This restaurant opened for business on March 28, 2003.

Neither the Company nor its joint venture partner has unilateral control over major strategic, investing and financing decisions. Accordingly, the Company accounts for this operation as a joint venture and uses the proportionate method of consolidation.

Revenues, costs, assets and liabilities proportionate to the Company’s one-third ownership stake are included in the 2006 and 2005 consolidated financial statements. Additional costs have been recorded to reduce the Company’s profit share to 15% in 2006, 2005 and 2004, consistent with the sliding scale of profit participation detailed in the joint venture agreement.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

3.	PROPERTY, PLANT AND EQUIPMENT

		2006
		Accumulated
	Cost	Amortization	Net

Leasehold improvements	$15,805	$8,773	$7,032
Furniture and fixtures	5,829	3,595	2,234
China, glassware and cutlery	383	0	383
Computer equipment	821	420	401
	$22,838	$12,788	$10,050

		2005
		Accumulated
	Cost	Amortization	Net

Leasehold improvements	$13,261	$7,663	$5,598
Furniture and fixtures	5,174	3,267	1,907
China, glassware and cutlery	350	0	350
Computer equipment	787	455	332
	$19,572	$11,385	$8,187

4.	OTHER ASSETS

	2006	2005

Deferred finance costs	$1,664	$1,837
Other	68	58
Trademark	20	20

	$1,752	$1,915

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2006	2005

Trade payables	$1,601	$1,444
Accrued salaries, wages and related	975	607
Sales taxes	322	249
Lease inducements	192	0
Other payables	160	105
Occupancy and other operating	98	118
Debt redemption and other interest	43	50
Provision for income taxes (note 10)	0	140

	$3,391	$2,713

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
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

In consideration for the surrender of US$3,900 of the existing Senior Notes, the surrender of US$5,000 of the existing Junior Notes (together with the Senior Notes, the “Notes”) and the exchange of US$1,209 of accrued interest on these Notes the Company issued US$4,204 of new Secured 14% Notes (the “Secured Notes”), 3,653,972 of CDN$2 (US$1.72) preferred shares (note 8(b)) and a warrant to purchase 1,750,000 shares of common stock (note 8 (g) (v)). The Secured Notes bear interest at 14%, which was deferred until payments commenced in March 2007, except in certain circumstances, and are fully repayable on December 18, 2009. The preferred shares accrue a cumulative annual dividend of 6%, payable only when the debt owing to Crown Capital Partners (“Crown”) and the Secured Notes are repaid in full. The preferred shares are redeemable at the Company's option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. The premium shall accrue at 10% per year or part thereof (note 8(b)). Unless redeemed earlier, the preferred shares are automatically convertible, subject to the Company achieving an EBITDA target of US$3,500, at the rate of 3 shares of common stock for every preferred share. The warrants are exercisable for a period of ten years at a price of CDN$0.667 (US$0.572) per share.

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

The Company has entered into an agreement with the three senior managers of the Company ("Management"), whereby Management has committed to purchase for CDN$265 (US$227), over a period of 18 months commencing December 2004, 699,534 common shares and 487,196 preferred shares, representing 10% of the outstanding shares of both classes of stock of the Company. Management made an initial payment of CDN$115 (US$99) on December 17, 2004 and subsequent payments of CDN$86 (US$71) during the 52 weeks ended December 25, 2005 and of CDN$64 (US$) during the 53 weeks ended December 31, 2006, representing the remaining balance. In connection with this purchase, Management has also been issued a warrant for the purchase of an additional 5% of both classes of stock for CDN$133 (US$114) (notes 8 (g) (ii) and 8 (h) (i)).

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
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

The terms of the 8% convertible, subordinated notes of the Company issued in 2000 ("Delphi Financing") have been amended such that the coupon has been increased to 9.25% and repayment re-commenced in March 2007.

(e) Prior years’ accounting treatment of GEIPPPII Junior Notes

For the 52 weeks ended December 28, 2003, the GEIPPPII Junior Notes were recorded as an equity instrument.

For the twelve month period ended June 29, 2003, the Company achieved less than 67% of the original EBITDA target. Under the terms of the original agreement, this would have required the Company to reclassify the first two tranches as a debt instrument.

In 2003, the Company, however, reached an agreement with GEIPPPII to modify the terms of the Junior Notes, such that the test for mandatory conversion of all four tranches was dependent on achievement of EBITDA targets for the twelve months ending June 30, 2005. Accordingly, no reclassification of the Junior Notes was required for the 52 weeks ended December 28, 2003.

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

7.	LONG TERM DEBT

	2006	2005
General Electric Investment Private Placement Partners II ("GEIPPPII"), a limited partnership, secured 14% notes, maturing December 18, 2009. Interest payments were deferred until March 2007, at which point interest began being paid quarterly in cash. Deferred interest is to be repaid along with the principal on December 18, 2009.	$5,403	$4,805

First secured loan from Crown for CDN$5,000 (US$4,288) bearing an interest rate of 12% per annum. Interest is payable monthly in cash. Monthly principal payments of CDN$40 (US$34) commenced in December 2006 rising to CDN$60 (US$51) in December 2007 and CDN$100 (US$86) in December 2008, with the balance of CDN$2,600 (US$2,230) repayable by December 17, 2009.	4,256	4,288

4,141,185 Preferred Shares, Series A and Class A, with a redemption price of CDN$2 (US$1.72) per share (note 8(b)). 3,653,972 Series A shares were issued to GEIPPPII in exchange for US$5,000 of Junior Notes, plus US$905 of accrued interest (note 6(a)). The remaining 487,213 Class A shares were issued to management.	7,107	6,902

Redemption premium on Preferred Shares, accruing at 10% per annum or part thereof, to a maximum of 50% (note 8(b)).	1,399	695

Convertible subordinated notes issued in 2000 to the Delphi Investors, originally due December 31, 2003, but now repayable in quarterly instalments of US$38 beginning March 2007 with one final instalment of US$243 due on December 31, 2009. Interest at 9.25% per annum payable quarterly in cash (note 6(d)).	649	649

Capital lease obligations repayable over terms ranging from 36 to 60 months, interest rates average 13%.	1	8

	18,815	17,347
Less: Current portion	583	41

	$18,232	$17,306

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

7.	LONG TERM DEBT (continued)

Long-term debt principal repayments due in each of the next five fiscal years are as follows:

2007	$583
2008	806
2009	17,426

$18,815

8.	CAPITAL STOCK

	(a)	Common Shares

Authorized – 20,000,000 Common Shares without par value Issued – 6,052,369 (2005 – 5,872,087) Common Shares

Shares issued and cancelled are recorded at the market price on the date of the transaction.

	(b)	Preferred Shares

Authorized – 10,000,000 Preferred Shares with a par value of CDN$1 (US$0.813) per share
(6,000,000 designated as Preferred Shares, Series A)

Issued – 4,141,185 (2005 – 4,023,975) Preferred Shares, Series A and Class A

(i)	Voting Rights

The holders of the Preferred Shares, Series A and Class A shall be entitled as such to receive notice of and to attend all meetings of the shareholders of the Company (except meetings at which only holders of another class or series of shares of the Company are required by law to vote separately as a class or series) and at each such meeting shall have that number of votes in person or by proxy for each Preferred Share, Series A and Class A held equal to the number of Common Shares into which such Preferred Shares, Series A may be converted at the Series A and Class A Conversion Rate of 3 Common Shares for each Preferred Share, Series A or Class A.

(ii)	Dividends

The holders of the Preferred Shares, Series A and Class A, in priority to the holders of the Common Shares, shall be entitled to receive and the Company shall pay thereon, as and when declared by the Directors provided the GEIPPPII 14% Secured Notes and the Crown term loan have been repaid in full, fixed, cumulative cash dividends at the rate of 6% of the Series A Redemption Price of CDN$2.00 (US$1.72) per share per annum payable on the dates to be fixed from time to time by the Directors.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
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

Commencing on the date that is 135 days following the close of the Company's second fiscal year after repayment in full by the Company of the GEIPPPII 14% Secured Notes and the Crown loan (the "Retraction Period"), any holder of Preferred Shares, Series A, may, at the holder's option, upon giving at least 20 Business Days before the date specified for redemption (the "Retraction Date") to the Company at its registered office written notice thereof (the "Retraction Notice"), require the Company to redeem at any time the whole or from time to time any part of the Preferred Shares, Series A held by the holder by payment of the Series A Redemption Amount for each share to be redeemed.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

8.	CAPITAL STOCK (continued)

(v)	Conversion rights

(a) The holders of Preferred Shares, Series A have the conversion rights set out below (the "Conversion Rights").

(b) Each outstanding Preferred Share, Series A shall be converted into Common

Shares at the Series A Conversion Rate on the date (the "Conversion Date"), which is the earliest of:

(i) the date that is specified for conversion in written notice given to the Company at its registered office (the "Holder's Conversion Notice") which shall in any event be no less than 20 Business Days following the delivery of such written notice, requiring the Company to convert the whole or from time to time any part of the Preferred Shares, Series A held by the holder into Common Shares; and

(ii) the date that is 20 Business Days following written notice (the "Company's Conversion Notice") by the Company to all of the holders of the Preferred Shares, Series A and holders of outstanding warrants for the purchase thereof of the repayment in full by the Company of the Indebtedness, provided that no such notice may be given unless the Company shall have achieved earnings before interest, taxes, depreciation, and amortization of not less than US$3.5 million in the last fiscal year prior to such notice being given; and

(c) If the Company effects a consolidation or subdivision of the number of outstanding Common Shares into a lesser or greater number, then the Series A Conversion Rate shall be decreased or increased proportionately, as the case may be. If the Common Shares issueable upon the exchange of the Preferred Shares, Series A are changed into shares of any other class(es) in the capital of the Company, whether by capital reorganization, amalgamation, consolidation, merger or sale of assets or otherwise then the holder of each Preferred Share, Series A shall have the right thereafter to convert the share into the kind and number of shares, other securities and property receivable upon the reorganization, reclassification or other change as would the holder of the number of Common Shares into which the Preferred Shares, Series A might have been converted immediately prior to the reorganization, reclassification or change, but subject to further adjustment as otherwise provided herein.

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
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
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

During the year ended December 26, 2004, the Company entered into an agreement with three senior managers (note 6(c)) whereby in order for the lenders to renegotiate the existing debt, the lenders required management to commit to the purchase of 699,354 common and 487,196 preferred shares for total proceeds to the Company of CDN$265 (US$215). The price was agreed by way of arms length negotiation, and was deemed to represent fair market value for the shares acquired. As the commitment is directly related to the renegotiation of the debt, any difference between the agreed upon purchase price and the share price as at that date or redemption price per share will be accounted for as debt issue costs.

The common shares have a negotiated purchase price of US$0.10 per share representing fair value at the date of issuance. Any difference between the share price as at that date and the purchase price of US $0.10 per share will be recorded in the balance sheet as a deferred financing fee to be amortized over the remaining life of the GEIPPPII debt.

The Preferred Shares have a negotiated price of US$0.30 per share and a redemption value of CDN$2.00 (US$1.63) per share. As described in note 8 (b)(vi)(a) the preferred shares are treated as a liability, and accordingly, will be recorded as a liability in the books of the Company at the time of issuance. The difference between the negotiated price of US$0.30 per share and the redemption price will be recorded in the balance sheet as a deferred financing cost and amortized over the remaining life of the related debt.

Warrants issued to Management are exercisable in five years from the date of issue, exercisable for a 60 day period provided all the new notes and Crown debt are fully repaid. Past experience indicates the likelihood such warrants will be exercised is not high. Accordingly, no value has been assigned to these warrants.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
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

With effect from the reporting period ended December 26, 2004, the Company denominates its functional and reporting currency to be the US dollar. Previously, the Company‘s functional and reporting currency was the Canadian dollar.

The cumulative translation adjustment of US$880 (2005 - US$880) results from this accounting treatment.

	(f)	Stock option plans

Commencing from the 52 weeks ended December 26, 2004, the Company applies the fair value method in accounting for its stock options granted to employees, directors and consultants and accordingly, compensation expense of $Nil was recognised during the year (2005 - $Nil, 2004 - $Nil).

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

8.	CAPITAL STOCK (continued)

Stock option activity is summarized as follows:

	Number	Exercise Price
	of Shares	(US$)	(Cdn$)
Balance outstanding,
December 28, 2003	584,000	$5.70 *	$8.84
2004- Cancelled/lapsed	(27,500)	1.00	1.40

Balance outstanding,
December 26, 2004	556,500	$5.70 *	$8.84
2005- Cancelled/lapsed	(10,000)	1.00	1.40

Balance outstanding,
December 25, 2005	546,500	$5.79 *	$8.98
2006- Cancelled/lapsed	(286,500)	7.68	8.95

Balance outstanding,
December 31, 2006	260,000	$3.70*	$4.31

* Weighted average exercise price.

All outstanding options were vested and exercisable as at December 31, 2006.

At December 31, 2006 and at December 25, 2005, options to purchase Common Shares were outstanding as follows:

		Exercise	Balance outstanding
	Expiry	Price	2006	2005

(i)	2006/2007	US $11.26 to US $12.00	10,000	74,000
(ii)	2006/2007	US $10.00 to US $16.00	50,000	162,500
(iii)	2008	US $1.00	200,000	310,000

	Outstanding and exercisable		260,000	546,500

(i)

The 1997 employee option plan set aside 200,000 Common Shares. Options have been granted for 139,000 shares. All options expire on the fifth anniversary following the date of the grant. None have been exercised through December 31, 2006 and 129,000 of the options were cancelled through December 31, 2006.

(ii)

During 1999, options for 472,500 common shares were granted to five key executives, four of whom commenced employment with the Company in 1997. These stock options were granted in addition to the above stock option plans. None have been exercised and 422,500 of these options were cancelled through December 31, 2006.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

8.	CAPITAL STOCK (continued)

(iii)

The 2001 stock options and bonus plan set aside 950,000 Common Shares of which 400,000 were granted in January 2003. None have been exercised, but 200,000 have been cancelled due to option holders leaving the Company’s employment.

(g)	Warrants to purchase Common Shares.

Warrants to purchase Common Shares may be summarized as follows:

	Number	Exercise Price
	of Shares	(US$)	(Cdn$)

Balance outstanding,
December 31, 2006, December 25, 2005
and December 26, 2004	5,918,812	$0.54*	$0.76

* Weighted average exercise price.

At December 31, 2006 and at December 25, 2005, warrants to purchase Common Shares were outstanding as follows:

		Exercise	Balance outstanding
	Expiry	Price	2006	2005

(i)	2006	US $1.00	0	1,869,744
(ii)	2009	See note (8 (g) (ii))	566,434	566,434
(iii)	2009	CDN $0.667	233,333	233,333
(iv)	2014	See note (8 (g) (iv))	1,049,301	1,049,301
(v)	2014	CDN $0.667	2,100,000	2,100,000
(vi)	2014	See note (8 (g) (vi))	100,000	100,000

	Outstanding		4,049,068	5,918,812
	Exercisable		3,149,301	5,019,045

(i) The shareholders approved at the Annual General Meeting on June 29, 2001 the issue of five year warrants with a US$1.00 price on a one for one basis for the then outstanding shares, with the exception of the 2,600,000 shares issued to GEIPPPII in respect of debenture interest. Shares currently trade with the warrants attached.

(ii) Five year warrants, subject to certain restrictions, granted to Management on December 17, 2004 along with warrants for 295,799 Preferred Shares, Series A with a combined total exercise price of CDN$133 (US$108).

(iii) Five year warrants, subject to certain restrictions, granted to Management on December 17, 2004.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
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

(vii) The value in the warrants in (ii) and (vi) above, totalling $1,792, has been recorded as deferred financing costs and will be amortized over the life of the associated debt. The Company has adopted the fair value method, applying the Black-Scholes option-pricing model, using the following weighted average assumptions:

	2006	2005
Expected life (years)	n/a	n/a
Interest rate	n/a	n/a
Volatility	n/a	n/a

Dividend yield	n/a	n/a

The warrants in (iii) and (vi) above are deemed to have a cost of $nil due to the restrictions which apply to their exercise.

(h)	Warrants to purchase Preferred Shares.

Warrants to purchase Preferred Shares may be summarized as follows:

	Number	Exercise Price
	of Shares	(US$)	(Cdn$)

Balance outstanding,
December 31, 2006, December 25, 2005
and December 26, 2004	1,078,794	$0.06*	$0.08

* Weighted average exercise price.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

8.	CAPITAL STOCK (continued)

At December 31, 2006 and December 25, 2005, warrants to purchase Preferred Shares were outstanding as follows:

		Exercise	Balance outstanding
	Expiry	Price	2006	2005

(i)	2009	See note (8 (h) (i))	295,799	295,799
(ii)	2014	See note (8 (h) (ii))	730,794	730,794
(iii)	2014	See note (8 (h) (iii))	52,201	52,201

	Outstanding		1,078,794	1,078,794
	Exercisable		730,794	730,794

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

The carrying values of cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair values because of the short term maturity of these financial instruments.

The carrying value of long term debt represents fair value, as the interest rate reflects the market rate that the Company would be able to obtain (notes 6 and 7).

The carrying value of the Preferred Shares approximates their fair value. Redemption premiums and dividend accruals approximate interest rates the Company would acquire for similar loans.

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
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
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

The Company has been served notice of a class action launched against it in Massachusetts in relation to the distribution of gratuities received and paid over to staff for banquet and conference services. The Company maintains that it has materially complied with all appropriate legislation and that underpayment of gratuities to the staff in question amounts to no more than $10. The class action suggests that the Company should be denied tip-credit relief for a period of three years as a result of this administrative oversight, which would represent a cost to the Company of $250. The Company has received legal advice that this aspect of the claim is without merit, and accordingly the Company has not made provision against it for the year ended December 31, 2006.

In March 2006, the Company initiated an arbitration action against its franchisee in Springfield, NJ, B&S Limited (“B&S), for failure to pay continuing franchise fees and other costs per the parties’ Franchise Agreement. At present, the amount the Company seeks to recover is approximately $150. However, due to the ongoing nature of the continuing franchise fees, the Company’s demand increases by approximately $5 each month. In November 2006, B&S responded to the arbitration demand by denying the Company’s allegations and pleading several counterclaims, seeking rescission of the Franchise Agreement and the return of all sums paid to the Company since 2002. The Company vigorously disputes the counterclaims and filed a motion with the arbitrator to dismiss them in December 2006. The arbitrator’s decision, dismissing some, but not all of the counterclaims was received in February 2007. The Company believes that all of B&S’s counterclaims will ultimately be dismissed, and that the Company will prevail in full on the merits of its claim against B&S. The binding arbitration hearing is scheduled for July 2007.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

11.	COMMITMENTS

The subsidiaries are committed to leases on their restaurant locations extending into the 2021 fiscal year. Minimum annual rentals for the restaurants excluding realty taxes, common area maintenance and other charges are as follows:

2007	$1,980
2008	1,805
2009	1,602
2010	1,488
2011 to 2015 inclusive	6,536

$13,411

Most of the aforementioned restaurant leases provide for the payment of additional rent based on percentages of gross annual revenue in excess of minimum rents, or other graduated formulae derived from gross revenue as defined in the particular lease agreements. The percentages range from 3% to 12%.

For the 53 weeks ended December 31, 2006 minimum rents were US$1,701 (2005 - US$1,776, 2004 - US$1,457) and additional rents paid based on gross revenues were US$446 (2005 - US$418, 2004 - US$393).

The Company has guaranteed payments for the regular purchase of liquor by way of letters of credit for CDN$66 (US$57) with its main Canadian banker.

The Company has arranged with third party financiers to pay its annual insurance premiums in monthly instalments. As at December 31, 2006 the Company owed US$124 (2005 – US$107, 2004 - US$96) in relation to the insurance year ending May 2007.

The Company’s total contractual obligations at December 31, 2006 can therefore be summarized as follows:

		Payments due by period:
	Total	Less than	1 to 3	3 to 5	More than
	Outstanding	1 year	years	years	5 years

Long-term debt obligations	18,814	582	18,232	0	0
Capital lease obligations	1	1	0	0	0
Operating lease obligations	13,411	1,980	3,407	2,678	5,346
Purchase obligations	124	124	0	0	0
Other long-term obligations	57	57	0	0	0

Total contractual obligations	32,407	2,744	21,639	2,678	5,346

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

12.	IMPAIRMENT OF OTHER TANGIBLE AND INTANGIBLE ASSETS AND RESTAURANT CLOSING COSTS

(a) Impairment of Long Lived Assets for 2006

In accordance with the recommendations of the CICA, the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

As at December 31, 2006 the Company has determined that no impairment provision is required.

(b) Impairment of Long Lived Assets for 2005

In accordance with the recommendations of the CICA, the Company has compared the net book value of its long-lived assets with the cash flows those assets are expected to generate over their remaining useful lives.

The leases of the Company’s Canadian restaurants in Calgary, AB and Victoria, BC, expired in December 2005. Calculations performed each quarter during the 52 weeks ended December 25, 2005 determined that the discounted value of the cash flows expected from these stores until time of closure was US$181 lower than the net book value of the associated property, plant and equipment as that time.

Accordingly, the Company reduced the net book value of these assets by recording a US $181 charge for the Impairment of Long Lived Assets in 2005.

(c) Impairment of Long Lived Assets for 2004

The leases of the Company’s Canadian restaurants in Saskatoon, SK and Calgary, AB expired in October and December 2005 respectively. The discounted value of the cash flows expected from these stores until that time was US$199 lower than the net book value of the associated property, plant and equipment as at December 26, 2004.

Accordingly, the Company reduced the net book value of these assets by recording a US $199 charge for the Impairment of Long Lived Assets in 2004.

(d) Restaurant closing costs for 2005 were comprised of the following:

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

13.	INCOME TAXES

The components of the future income tax benefits at December 31, 2006 and December 25, 2005, are as follows:

	2006	2005

Future income tax benefits
Tax benefit of non-capital loss carry forwards	$3,052	$5,062
Tax benefit of capital loss carry forwards	1,160	1,203
Fixed asset values for tax purposes in excess of book values	949	1,166
	5,161	7,431
Valuation allowance	(2,440)	(5,332)
Net future income tax benefits	$2,721	$2,099

The Company has the following available tax losses, the partial benefits of which have been recorded in these financial statements:

(i)	Non-capital losses of approximately US$6,104 which can be applied against future income for Canadian tax purposes up to and including 2011.

(ii)	Operating losses of approximately US$6,943 which may be carried forward to apply against future years' income for United States income tax purposes expiring up to 2021.

(iii)	Net capital losses of approximately US$3,401 which can be applied against future capital gains income for Canadian tax purposes indefinitely.

Reconciliation of income tax provision computed at statutory rates to the reported income tax provision:

	2006	2005

Income tax benefit computed at Canadian statutory rates	$114	$1,776
Temporary differences not recognized in year	(439)	206
Recognition of FIT benefit resulting from recognition
of loss carrryforwards	123	(23)
Recognized (unrecognized) tax losses	(277)	(1,696)
Foreign exchange	0	(5)
	$(479)	$258

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

14.	RELATED PARTY TRANSACTIONS

(a) Included in general and administrative expenses are consulting fees paid to a director and shareholder of $13 (2005 - $80, 2004 - $48).

(b)

GEIPPPII (note 6) is related to the Company by way of its share ownership in the Company and the election of two directors to the Board. Interest payments totalled $nil in 2006 (2005 - $nil, 2004 - $nil); the balance was deferred or paid by share issuances.

15.	GEOGRAPHIC SEGMENTED DATA

	2006	2005	2004
Sales to unaffiliated customers
Canada	$14,431	$15,149	$13,986
United States	21,881	17,896	14,216

	$36,312	$33,045	$28,202
Property, plant & equipment and other assets
Canada	$3,168	$3,357	$4,038
United States	8,634	6,745	3,454

	$11,802	$10,102	$7,492

16.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP)

	(a)	US accounting pronouncements

(i)

FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. There is no impact on the Company’s financial statements.

(ii)

FAS 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There is no impact on the Company’s financial statements.

(iii)

FAS 159, Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. There is no impact on the Company’s financial statements.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

16.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (continued)

(iv)

FIN 48, Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. There is no impact on the Company’s financial statements.

(v)

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

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

16.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (continued)

(b)	Reconciliation of total assets, liabilities and shareholders' deficit.

	2006	2005

Total assets for Canadian GAAP	$16,968	$14,682
Adjustments increasing/(decreasing) total assets
Less proportional share of assets in San Francisco
joint venture (investment under US GAAP)	(163)	(166)
Add investment in San Francisco joint ventures
(proportional consolidation under CDN GAAP)	79	126
Less pre-opening costs (fully amortized for US GAAP)	(129)	(191)
Less additional amortization of leasehold improvements
(amortized over lease plus first renewal for CDN GAAP)	(42)	(160)
Less deferred finance costs (liability for US GAAP)	(1,664)	(1,837)

Total assets for US GAAP	$15,049	$12,454

Total liabilities per Canadian GAAP	$23,045	$20,477
Adjustments increasing/(decreasing) total liabilities
Less proportional share of liabilities in San Francisco
joint venture (investment under US GAAP)	(84)	(40)
Less deferred finance costs (asset for CDN GAAP)	(1,664)	(1,837)

Total liabilities for US GAAP	21,297	18,600

Total deficit for Canadian GAAP	(6,077)	(5,795)
Adjustments increasing/(decreasing) total (deficit)
Less pre-opening costs (fully amortized for US GAAP)	(129)	(191)
Less additional amortization of leasehold improvements
(amortized over lease plus first renewal for CDN GAAP)	(42)	(160)

Total deficit for US GAAP	(6,248)	(6,146)

Total deficit and liabilities for US GAAP	$15,049	$12,454

For Canadian GAAP purposes, the Company uses the proportionate method of consolidation to record its one-third ownership stake in the joint venture Elephant & Castle restaurant in San Francisco, CA. For US GAAP purposes these amounts would have been recorded as single line entries representing income from joint venture and investment in joint venture. (2006: Reduces assets and liabilities by $84; 2005: Reduces assets and liabilities by $40).

For Canadian GAAP purposes, pre-opening costs associated with new store openings are amortized over a period of 12 months commencing at date of opening. For US GAAP purposes, such costs are written off in full as they are incurred. (2006: Reduces assets and increases shareholders’ deficit by $129; 2005: Reduces assets and increases shareholders’ deficit by $191).

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

16.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (continued)

Improvements to leased premises and property under capital leases are being amortized on a straight-line basis over the term of the lease except for locations opened prior to January 1, 1993. Those improvements are being amortized on the straight-line method over the term of the lease plus the first two renewal options. Under US GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease. (2005: Reduces assets and increases deficit by $42; 2005: Reduces assets and increases deficit by $160).

For Canadian GAAP purposes, deferred financing costs are recorded as an asset which is then amortized over the life of the associated instrument. Under US GAAP, such costs are offset against long term debt. (2005: Reduces assets and liabilities by $1,664; 2005: Reduces assets and liabilities by $1,837).

(c)	Reconciliation of earnings (loss) reported in accordance with Canadian GAAP and US GAAP.

The financial statements under US GAAP for the year ended December 26, 2004 have been restated to reflect previously undisclosed gains on translation of convertible notes recorded as equity for Canadian GAAP purposes but as a liability under US GAAP. The Company has restated the 2004 financial statements as follows:

	2006	2005	2004

Net income (loss) Canadian GAAP	($334)	($3,266)	($888)

Adjustments decreasing (increasing) net income (loss)
Amortization of improvement costs*	117	218	6
Dividend on paid-in capital that would be treated
as interest under US GAAP	0	0	(333)
Pre-opening costs, expensed under US GAAP	63	(191)	45

Net (loss) US GAAP as previously stated	(154)	(3,239)	(1,170)

Restatements decreasing (increasing) net income (loss)
Gain on exchange of junior notes	0	0	0
Gain on translation of convertible notes
using period end rate for US GAAP	0	0	860
Amortize set up costs of junior notes	0	0	0

Net income (loss) US GAAP as restated	($154)	($3,239)	($310)

Net income (loss) per common share
Canadian GAAP - Basic	($0.06)	($0.57)	($0.17)
US GAAP - Basic	($0.03)	($0.56)	($0.06)

Weighted average number of shares outstanding - basic	5,982,656	5,744,360	5,244,507
Average options outstanding	403,250	556,500	577,125
Average warrants outstanding	5,918,812	5,918,812	1,980,677

Weighted average number of shares outstanding - diluted	12,304,718	12,219,672	7,802,309

* Under US GAAP, amortization of leasehold improvement costs would be restricted to the term of the lease.

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

16.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (continued)

(d)	Statement of cash flows under US GAAP:

	2006	2005	2004

Operating Activities
Net income (loss)	($155)	($3,239)	($310)
Operating items not using cash
Amortization	1,678	1,845	1,508
Loss (Gain) on Foreign Exchange	(65)	679	(831)
Impairment of Long-Lived Assets	0	181	199
Non-Cash Interest	2,275	1,998	650
Future Income Tax	(625)	170	126
Other	73	(568)	991

Operating Cash Flow	3,181	1,066	2,333

Changes in Non-Cash Working Capital
Accounts receivable	(484)	(150)	(59)
Inventory	(32)	(27)	(51)
Deposits and prepaid expenses	44	268	(442)
Accounts payable and accrued liabilities	674	201	(1,055)
	202	292	(1,607)

Cash Provided by Operating Activities	3,383	1,358	726

Investing Activities
Acquisition of property, plant and equipment	(3,570)	(4,495)	(560)
Acquisition of other assets and pre-opening costs	(140)	(521)	0

Cash Used in Investing Activities	(3,710)	(5,016)	(560)
Financing Activities
Deferred finance charges	(138)	601	(372)
Repurchase of shares	0	0	0
Proceeds from long-term debt	0	0	3,842
Proceeds from sale of shares	56	71	93
Repayment of long-term debt	(42)	(31)	(154)

Cash Provided by (Used in) Financing Activities	(124)	641	3,409

Inflow (Outflow) of Cash	(451)	(3,017)	3,575
Cash, Beginning of Year	953	3,970	395

Cash, End of Year	$502	$953	$3,970

Reconcilation to cash flow under CDN GAAP
Cash, End of Year under CDN GAAP	$507	$956	$3,981
Less proportional share of cash in joint venture	(5)	(3)	(11)
Cash, End of Year under US GAAP	$502	$953	$3,970

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

16.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CANADIAN GAAP AND US GAAP) (continued)

(e)	Statement of Shareholders’ Equity (Deficit) under US GAAP:

	2006	2005	2004
Common Shares Issued
Beginning balance	$13,112	$12,999	$12,829
Issue of shares
On renegotiation of debenture interest	0	0	59
For services	4	5	6
Purchased by Management	48	108	106
Ending balance	$13,164	$13,112	$12,999
Contributed Surplus
Beginning balance	$1,081	$1,081	$0
For issue of warrants	0	0	1,081
Ending balance	$1,081	$1,081	$1,081
Currency Translation Adjustment
Beginning balance	($2,494)	($2,494)	($2,494)
Deferred gain (loss) incurred during year	0	0	0
Ending balance	($2,494)	($2,494)	($2,494)
Deficit
Beginning balance	($17,845)	($14,606)	($14,296)
Net income (loss)	(154)	(3,239)	(310)
Ending balance	($17,999)	($17,845)	($14,606)
Total Shareholders' Equity (Deficit)	($6,248)	($6,146)	($3,020)

ELEPHANT & CASTLE GROUP INC.
Notes to Consolidated Financial Statements
53 Weeks Ended December 31, 2006, and 52 Weeks Ended December 25, 2005 and December 26, 2004
(US Dollars)
(In Thousand of Dollars, Except Share Prices)

17.	SUBSEQUENT EVENT

On January 22, 2007, the Company entered into a definitive Arrangement Agreement with Repechage Restaurant Group Ltd. (“RRG”), a company incorporated under the laws of Canada. RRG is a wholly-owned subsidiary of Repechage Investments Limited (“Repechage”).

Repechage is a closely-held investment company incorporated under the laws of Newfoundland and Labrador. It holds investments in the transportation, service and real estate sectors.

Pursuant to the Arrangement Agreement and the Plan of Arrangement:

(a) Each of the holders of the Company’s Common Shares will transfer their Common Shares to RRG for $0.7982 for each Common Share held;

(b) Each of the holders of the Company’s Preferred Shares will transfer their Preferred Shares to RRG for $2.3946 for each Preferred Share held;

(c) Each of the holders of Warrants to acquire Common Shares and Preferred Shares in the Company will transfer their Warrants to RRG at a price equal to the amount, if any, by which the applicable per share consideration exceeds the warrant exercise price;

(d) All options to acquire shares in the Company will be terminated; and

(e) Lenders and Noteholders (note 7) will be paid all amounts owing under the Notes, and the Notes will be discharged.

On the Effective Date of the Arrangement, the Company will be a direct, wholly-owned subsidiary of RRG and an indirect wholly-owned subsidiary of Repechage.

The Plan of Arrangement provides that holders of Common Shares in the Company will be granted a right of dissent in accordance with the dissent provisions of the British Columbia Act.

SELECTED FINANCIAL INFORMATION

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
CDN GAAP	Quarter ended:				ended
	12/31/2006	9/24/2006	6/25/2006	3/26/2006	12/31/2006

Revenue	$10,167	$8,767	$9,135	$8,243	$36,312

Income (loss) from Restaurant Operations	$1,688	$1,277	$1,391	$965	$5,321

Per share	$0.28	$0.21	$0.23	$0.16	$0.89
Diluted per share	$0.13	$0.10	$0.11	$0.08	$0.42

Earnings (loss) before income taxes	$620	$(198)	$(695)	$(540)	$(813)

Per share	$0.10	$(0.03)	$(0.12)	$(0.09)	$(0.14)
Diluted per share	$0.05	n/a	n/a	n/a	n/a

Net income (loss)	$1,225	$(216)	$(743)	$(600)	$(334)

Per share	$0.20	$(0.04)	$(0.12)	$(0.10)	$(0.06)
Diluted per share	$0.10	n/a	n/a	n/a	n/a

Total assets	$16,968	$14,805	$14,845	$14,406	$16,968
Shareholders' equity (deficit)	$(6,077)	$(7,300)	$(7,102)	$(6,374)	$(6,077)
Long term debt	$18,815	$19,114	$18,628	$17,712	$18,815

Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
CDN GAAP	Quarter ended:				ended
	12/25/2005	9/25/2005	6/26/2005	3/27/2005	12/25/2005

Revenue	$9,065	$8,927	$8,081	$6,972	$33,045

Income (loss) from Restaurant Operations	$1,000	$689	$831	$732	$3,252

Per share	$0.17	$0.12	$0.15	$0.13	$0.57
Diluted per share	$0.08	$0.06	$0.07	$0.06	$0.27

Earnings (loss) before income taxes	$(372)	$(1,285)	$(594)	$(757)	$(3,008)

Per share	$(0.06)	$(0.22)	$(0.10)	$(0.13)	$(0.52)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Net income (loss)	$(557)	$(1,294)	$(611)	$(804)	$(3,266)

Per share	$(0.10)	$(0.22)	$(0.11)	$(0.14)	$(0.57)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Total assets	$14,682	$14,623	$15,108	$14,693	$14,682
Shareholders' equity (deficit)	$(5,795)	$(5,260)	$(3,994)	$(3,440)	$(5,795)
Long term debt	$17,347	$16,470	$15,687	$15,533	$17,347

Cash dividend per share	$-	$-	$-	$-	$-

8 quarter selected financial history
US$000 except per share information which is stated in US$

					12 months
US GAAP	Quarter ended:				ended
	12/31/2006	9/24/2006	6/25/2006	3/26/2006	12/31/2006

Revenue	$9,950	$8,583	$8,952	$8,054	$35,539

Income (loss) from Restaurant Operations	$1,577	$1,300	$1,479	$1,113	$5,469

Per share	$0.26	$0.22	$0.25	$0.19	$0.91
Diluted per share	$0.12	$0.10	$0.12	$0.09	$0.43

Earnings (loss) before income taxes	$520	$(167)	$(603)	$(385)	$(635)

Per share	$0.09	$(0.03)	$(0.10)	$(0.07)	$(0.11)
Diluted per share	$0.04	n/a	n/a	n/a	n/a

Net income (loss)	$1,127	$(185)	$(651)	$(445)	$(154)

Per share	$0.19	$(0.03)	$(0.11)	$(0.08)	$(0.03)
Diluted per share	$0.09	n/a	n/a	n/a	n/a

Total assets	$15,049	$13,058	$12,956	$12,369	$15,048
Shareholders' equity (deficit)	$(6,248)	$(7,373)	$(7,206)	$(6,569)	$(6,249)
Long term debt	$17,151	$17,461	$16,910	$15,931	$17,151

Cash dividend per share	$-	$-	$-	$-	$-

Elephant & Castle Group Inc.
US$000 except per share information which is stated in US$

					12 months
US GAAP	Quarter ended:				ended
	12/25/2005	9/25/2005	6/26/2005	3/27/2005	12/25/2005

Revenue	$8,893	$8,767	$7,943	$6,828	$32,431

Income (loss) from Restaurant Operations	$1,346	$748	$546	$632	$3,272

Per share	$0.23	$0.13	$0.10	$0.11	$0.57
Diluted per share	$0.11	$0.06	$0.04	$0.05	$0.27

Earnings (loss) before income taxes	$(38)	$(1,204)	$(883)	$(856)	$(2,981)

Per share	$(0.01)	$(0.21)	$(0.15)	$(0.15)	$(0.52)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Net income (loss)	$(223)	$(1,212)	$(900)	$(903)	$(3,239)

Per share	$(0.04)	$(0.21)	$(0.16)	$(0.16)	$(0.56)
Diluted per share	n/a	n/a	n/a	n/a	n/a

Total assets	$12,454	$11,913	$12,396	$12,327	$12,454
Shareholders' equity (deficit)	$(6,146)	$(5,944)	$(4,760)	$(3,917)	$(6,146)
Long term debt	$15,510	$14,492	$13,777	$13,646	$15,510

Cash dividend per share	$-	$-	$-	$-	$-

ITEM 9           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Vice President, Finance and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) of the Exchange Act. Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports; however, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective of ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the fourth quarter of the year ended December 31, 2006, no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) occurred that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The assessment report of management due in respect of this item is not required of non-accelerated filers prior to fiscal years ending on or after December 15, 2007.

ITEM 9B.         OTHER INFORMATION

None.

PART III

The information required by PART III is incorporated by reference from Registrant’s joint proxy and information statement, provided such statement is filed not later than 120 days after the end of the fiscal year covered by the Form 10-K, or by an amendment to the Form 10-K, not later than the end of such 120-day period.

PART IV

ITEM 15        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

	(1)	Financial Statements

(2)	Exhibits

The following exhibits are filed herewith:

Exhibit	Exhibit
No.
2.1	Arrangement Agreement, dated January 22, 2007, among Repechage Investments Limited, Repechage Restaurant Group Ltd and Elephant & Castle Group Inc. (11)
3.1	Certificate of Incorporation and Certificate of Name Change of Registrant (1)
3.2	Articles of Association of Registrant, and amended May 11, 2006 (12)
3.3	Certificate of Amalgamation, dated May 1, 1990 (1)
4.1	Specimen of Common Share Certificate(1)
4.2	Form of Convertible Subordinated Note issued in Delphi Financing(5)
4.3	Form of Warrant issued to Delphi Noteholders(5)
4.4	Special Rights and Restrictions Attached to Preferred Shares, Series A (10)
10.1	Letter Agreement dated June 26, 1991, regarding expansion of facilities at Edmonton Eaton Centre (1)
10.2	Restaurant Lease Agreement with Holiday Inns of Canada, Ltd. with respect to Holiday Inn Crown Plaza in Winnipeg, Manitoba (2)
10.3	Restaurant Lease Agreement with respect to Holiday Inn, Philadelphia, Pennsylvania location (3)
10.4	Abstract of Restaurant Lease Agreement with respect to Holiday Inn, San Diego location(4)
10.5	Abstract of Lease Agreement of Elephant & Castle Group Inc. with respect to Edmonton, Alberta location (5)
10.6	Form of Franchise Agreement for Elephant & Castle Group Inc. (6)
10.7	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Chicago, Illinois location (7)
10.8	Operating Agreement of BC Restaurants, LLC dated January 3, 2003 (8)
10.9	Member Control Agreement of BC Restaurants, LLC dated January 3, 2003 (8)
10.10	Management Agreement dated January 3, 2003 between E & C San Francisco, LLC and BC Restaurants, LLC (8)
10.11	License Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and BC Restaurants, LLC (8)
10.12	Franchising and Development Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and Battery & Clay, LLC(8)
10.13	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to San Francisco, California location (8)
10.14	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Washington, D.C. location (9)

10.15	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to East Huron Street, Illinois location (9)

10.16	Amended and Restated Note and Stock Purchase Agreement dated December 17, 2004 by and between the Company and GE Investment Private Placement Partners II (10)

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

21.1	List of Subsidiaries (13)

31.1	Section 302 Certification of Chief Executive Officer – April 16, 2006

31.2	Section 302 Certification of Chief Financial Officer – April 16, 2006

32.1	Section 906 Certification of Chief Executive Officer – April 16, 2006

32.2	Section 906 Certification of Chief Financial Officer – April 16, 2006

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Exhibits filed with the Company’s Registration Statement on Form SB-2 (Registration No. 33-60612)
(2)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1993
(3)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1994
(4)	Incorporated by reference from Registrant’s 10-KSB/A for the Fiscal Year Ended December 31, 1996
(5)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 27,1998
(6)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 26, 1999
(7)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 31, 2000

(8)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 29, 2002
(9)	Incorporated by reference from the Registrant’s 10-K for the Fiscal Year Ended December 26, 2004
(10)	Incorporated by reference from the Registrant’s Form 8-K dated December 23, 2004
(11)	Incorporated by reference from the Registrant’s Form 8-K dated January 22, 2007
(12)	Incorporated by reference from the Registrant’s Form 10-Q for the Twenty-Six Weeks Ended June 25, 2006
(13)	Incorporated by reference from the Registrant’s Form 10-K for the Fiscal Year Ended December 25, 2005

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Elephant & Castle Group Inc.

By	/s/Richard Bryant
Richard Bryant, Chairman, Chief Executive Officer and a Director (principal executive officer)
Date	April 16, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/Richard Bryant
Richard Bryant, Chairman, Chief Executive Officer and a Director (principal executive officer)

Date	April 16, 2007

By	/s/Roger Sexton
Roger Sexton, Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

Date	April 16, 2007

By	/s/Jeffrey Barnett
Jeffrey Barnett, Director

Date	April 16, 2007

By	/s/George Pitman
George W. Pitman, Director

Date	April 16, 2007

By	/s/Colin Stacey
Colin Stacey, Director

Date	April 16, 2007

By	/s/Thomas Chambers
Thomas Chambers, Director

Date	April 16, 2007

By	/s/Christopher Anderson
Christopher Anderson, Director

Date	April 16, 2007

INDEX TO EXHIBITS

Exhibit	Exhibit
No.
2.1	Arrangement Agreement, dated January 22, 2007, among Repechage Investments Limited, Repechage Restaurant Group Ltd and Elephant & Castle Group Inc. (11)
3.1	Certificate of Incorporation and Certificate of Name Change of Registrant (1)
3.2	Articles of Association of Registrant, and amended May 11, 2006 (12)
3.3	Certificate of Amalgamation, dated May 1, 1990 (1)
4.1	Specimen of Common Share Certificate(1)
4.2	Form of Convertible Subordinated Note issued in Delphi Financing(5)
4.3	Form of Warrant issued to Delphi Noteholders(5)
4.4	Special Rights and Restrictions Attached to Preferred Shares, Series A (10)
10.1	Letter Agreement dated June 26, 1991, regarding expansion of facilities at Edmonton Eaton Centre (1)
10.2	Restaurant Lease Agreement with Holiday Inns of Canada, Ltd. with respect to Holiday Inn Crown Plaza in Winnipeg, Manitoba (2)
10.3	Restaurant Lease Agreement with respect to Holiday Inn, Philadelphia, Pennsylvania location (3)
10.4	Abstract of Restaurant Lease Agreement with respect to Holiday Inn, San Diego location(4)
10.5	Abstract of Lease Agreement of Elephant & Castle Group Inc. with respect to Edmonton, Alberta location (5)
10.6	Form of Franchise Agreement for Elephant & Castle Group Inc. (6)
10.7	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Chicago, Illinois location (7)
10.8	Operating Agreement of BC Restaurants, LLC dated January 3, 2003 (8)
10.9	Member Control Agreement of BC Restaurants, LLC dated January 3, 2003 (8)
10.10	Management Agreement dated January 3, 2003 between E & C San Francisco, LLC and BC Restaurants, LLC (8)
10.11	License Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and BC Restaurants, LLC (8)
10.12	Franchising and Development Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and Battery & Clay, LLC(8)
10.13	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to San Francisco, California location (8)
10.14	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Washington, D.C. location (9)
10.15	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to East Huron Street, Illinois location (9)
10.16	Amended and Restated Note and Stock Purchase Agreement dated December 17, 2004 by and between the Company and GE Investment Private Placement Partners II (10)
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

21.1	List of Subsidiaries (13)

31.1	Section 302 Certification of Chief Executive Officer – April 16, 2006

31.2	Section 302 Certification of Chief Financial Officer – April 16, 2006

32.1	Section 906 Certification of Chief Executive Officer – April 16, 2006

32.2	Section 906 Certification of Chief Financial Officer – April 16, 2006

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Exhibits filed with the Company’s Registration Statement on Form SB-2 (Registration No. 33-60612)
(2)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1993
(3)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1994
(4)	Incorporated by reference from Registrant’s 10-KSB/A for the Fiscal Year Ended December 31, 1996
(5)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 27,1998
(6)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 26, 1999
(7)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 31, 2000
(8)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 29, 2002
(9)	Incorporated by reference from the Registrant’s 10-K for the Fiscal Year Ended December 26, 2004
(10)	Incorporated by reference from the Registrant’s Form 8-K dated December 23, 2004
(11)	Incorporated by reference from the Registrant’s Form 8-K dated January22, 2007
(12)	Incorporated by reference from the Registrant’s Form 10-Q for the Twenty-Six Weeks Ended June 25, 2006
(13)	Incorporated by reference from the Registrant’s Form 10-K for the Fiscal Year Ended December 25, 2005