Form 10-K/A
period 2006-12-31
ELEPHANT & CASTLE GROUP INC
filed 2007-04-30
CIK 899849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

__     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Shares, no par value
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ____ NO      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ____ NO      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      X     NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer      X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ____ NO      X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 25, 2006): US$ 5,516,173.

Number of Registrant’s common shares outstanding as of April 24, 2007, the latest practicable date for determination:6,052,369.

2

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Elephant and Castle Group, Inc. (the “Company”) for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2007 (the “Original Filing”). The Company is filing this Amendment to include the information required by Part III, which was originally expected to be incorporated by reference to the definitive proxy statement to be delivered to the Company’s shareholders in connection with the 2007 annual general meeting of the shareholders and which was not included in the Original Filing. The Company will not file its definitive proxy statement within 120 days of the Company’s fiscal year ended December 31, 2006. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing and this Amendment does not amend, update or change any other items or disclosures in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Except as otherwise noted herein, all dollar figures are presented in Canadian dollars.

3

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and offices of each of the Company’s directors and executive officers, together with each person’s business experience for the past five years.

There are no family relationships among any of the Company’s directors or executive officers. None of the directors or officers has been involved in any legal proceedings during the past five years which is material to an evaluation of his or her ability or integrity. There are not any pending material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of the Company’s voting securities, or any associate of any of the foregoing, is a party adverse to the Company or of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Directors

The following persons were directors during the Company’s last fiscal year:

Name, Age and Province and Country of Residence of Director	Principal Occupation During Last 5 Years (1)	Director Since
Jeffrey M. Barnett (68) (2)(3) British Columbia, Canada	Chief Executive Officer of Tickers Watch and Clock Company Inc.	1993
Richard H. Bryant (53) British Columbia, Canada	President and Chief Executive Officer of the Company	1998
Thomas Chambers, F.C.A. (62) (2)(3) British Columbia, Canada	President, Senior Partner Services (financial consulting company)	2002
George W. Pitman (65) (3)(4) British Columbia, Canada	Design Consultant	1993

Colin Stacey (67) (3) (4) British Columbia, Canada	Restaurant Consultant	1997
David Wiederecht (50) (2)(3) New York, USA	Vice-President, Private Equity— Alternative Investments, GE Asset Management Incorporated (“GEAM”) (investment company)	1996
Christopher Anderson (55) (3)(4) Saskatchewan, Canada	Partner, Crown Capital Partners (investment management company)	2005

On January 22, 2007, the Company entered into a definitive arrangement agreement (the "Arrangement Agreement") with Repechage Investments Limited, a corporation incorporated under the laws of Newfoundland and Labrador, Canada ("Repechage Investments") and Repechage Restaurants Group, Ltd., a wholly-owned subsidiary of Repechage Investments and a corporation incorporated under the laws of Canada ("Repechage"), which resulted in the acquisition by Repechage of all of the outstanding securities of the Company by way of a plan of arrangement (the "Arrangement") pursuant to Section 288 of the Business Corporations Act (British Columbia). Pursuant to the Arrangement, the following new directors were appointed on April 20, 2007:

Name, Age and Province and Country of Residence of Director	Principal Occupation During Last 5 Years (1)	Director Since
David L. Dobbin (46) Chairman Nova Scotia, Canada	President, Repechage Investments Limited President, Repechage Restaurant Group Ltd. C hairman of the Board, Elephant & Castle Group, Inc. Chairman of the Board, Navitrak International Inc.	2007
Gary J. Heller (40) New York, USA	Vice President, Repechage Restaurant Group Ltd.	2007
John F. Morgan (46) Newfoundland, Canada	Secretary/ Treasurer Repechage Investments Limited Secretary/ Treasurer Repechage Restaurant Group Ltd. President Morgan Capital Limited President Lynx Logistics Limited

Notes:

(1)	Except as set out below, the information as to occupation of the directors of the Company includes present principal occupation and occupations for the preceding five years.
(2)	Member of the Audit Committee for 2006.
(3)	Each of these individuals resigned from the Company’s Board of Directors (the “Board”) effective April 20, 2007.
(4)	Member of the Compensation Committee for 2006.

The following are brief biographies of the Company’s former and current directors:

Jeffrey M. Barnett, Director. Mr. Barnett co-founded the predecessor of the Company in 1977 with his twin brother, Peter J. Barnett, and their long-time business colleague, Mr. George W. Pitman. Mr. Barnett served as Chief Executive Officer of the Company until March 1998 and Chairman of the Board until July 1999. Currently, Mr. Barnett is Chief Executive Officer of Tickers Watch and Clock Company Inc.

Richard H. Bryant, Director, President and Chief Executive Officer.

Mr. Bryant was appointed President and Chief Executive Officer of the Company in October 1999, having previously served as Chief Financial Officer since November 1997. Prior to that, Mr. Bryant served as Chief Financial Officer of Keg Restaurants Limited, a subsidiary of Whitbread PLC.

Thomas Chambers, F.C.A., Director. Mr. Chambers, F.C.A., has been President of Senior Partners Services since 2002, prior to which he was a Partner of PricewaterhouseCoopers LLP for 26 years. Mr. Chambers serves on the boards of Terasen Inc., Norske Skog Canada Limited (Chair of the Audit Committee), Mill and Timber Group, the B.C. Cancer Foundation and the Victoria Order of Nurses.

George W. Pitman, Director. Mr. Pitman co-founded the predecessor of the Company in 1977 and since then has been involved in the design, development and construction of Elephant & Castle restaurants. Previously Mr. Pitman developed restaurants in Canada, the US and

Japan. Currently Mr. Pitman consults through his company, G. Pitman Design, for the Elephant and Castle Group of Companies as well as other Canadian and US clients. He has been actively involved with various charities over the past 35 years, particularly Variety - The Children's Charity where he holds the position of International Vice President.

Colin Stacey, Director. Mr. Stacey has been a restaurant consultant since January 2003. Mr. Stacey served as Vice President and Chief Operating Officer of the Company from August 1997 to December 2002. Prior to that, Mr. Stacey was President and Chief Executive Officer of Keg Restaurants.

David Wiederecht, Director. Mr. Wiederecht is Vice President –Alternative Investments for GE Asset Management, where he co-heads the absolute return strategy team. He also has portfolio management responsibilities for various private equity and real estate investment strategies. Prior to joining GE Asset Management in 1988, Mr. Wiederecht held several positions throughout the General Electric Company. Companies in which he serves as a Director include Navigant International, Edmunds.com, Elephant & Castle and Nextec. He holds a BA in Economics from St. Lawrence University. Mr. Wiederecht serves as a director of the Company as the nominee of GEIPPPII, formerly the majority Shareholder of the Company. GEIPPPII was entitled pursuant to the Inter-Shareholder Agreement to nominate two directors to the Board, provided that GEIPPPII held at least 20% of the Common Shares (calculated on a fully diluted basis) or one director provided that GEIPPP holds at least 10% of the Common Shares (calculated on a fully diluted basis).

Christopher Anderson, Director. Mr. Anderson has been a partner of Crown Capital Partners since July 2002. Prior to that, Mr. Anderson served as Vice President of Equities and Bonds of Crown. From September 1996 to August 1998, Mr. Anderson was President of Crown Life Investment Management Inc., a subsidiary of Crown. Prior to joining Crown in 1980, Mr. Anderson worked with the Government of Canada, Department of Finance (Tax Policy) and the Anti-Inflation Board. Mr. Anderson served as a director of the Company as the nominee of Crown, which concluded a $5 million financing with the Company on December 17, 2004. Crown was entitled pursuant to the Inter-Shareholder Agreement to nominate one director to the Board provided that Crown held at least 10% of the Common Shares (calculated on an undiluted basis but assuming certain warrants had been exercised).

David L. Dobbin, Chairman. Mr. Dobbin is President of Repechage Investments Limited (“RIL”), an investment company formed under the laws of Canada that holds investments in the transportation, service and real estate sectors. RIL is closely held with a majority of its shares being owned by Mr. Dobbin and members of his family. On April 20, 2007, Repechage Restaurant Group Ltd. ("RRG"), a wholly-owned subsidiary of RIL, acquired all of the outstanding securities of the

Elephant & Castle Group Inc. Previously, Mr. Dobbin served in senior capacities with CHC Helicopter Corporation (“CHC”) and Navitrak International Inc. Mr. Dobbin also led Canadian Ocean Resource Associates Inc., a consulting firm specializing in best practice reviews, institutional support and public/private partnerships. Mr. Dobbin holds a Bachelor of Commerce from Memorial University of Newfoundland.

Gary J. Heller, Director. Mr. Heller joined Repechage Restaurant Group Ltd. (“RRG”) as Vice President in 2007. Prior to joining RRG, Mr. Heller served as Managing Director of FTI Capital Advisors, LLC, the investment banking subsidiary of FTI Consulting, Inc. Prior to joining FTI Capital Advisors in 2002, Mr. Heller was a Director with Andersen Corporate Finance LLC, the investment banking subsidiary of Arthur Andersen LLP. Earlier in his career, Mr. Heller held investment banking positions with Etkin & Company Incorporated and Crédit Agricole. Mr. Heller holds a B.A. in Economics from the University of Pennsylvania and an M.B.A in Finance from New York University’s Leonard N. Stern School of Business.

John F. Morgan, Director. Mr. Morgan is Secretary/ Treasurer of Repechage Investments Limited which on April 20, 2007 completed the acquisition of all the outstanding shares of Elephant & Castle Group Inc through Repechage Restaurant Group Ltd. Mr. Morgan owns and manages an independent financial services firm providing Taxation and Merger and Acquisition support services to Canadian and International clients. He has over 20 years experience in providing taxation, valuation and acquisition services. Mr. Morgan has a Bachelor of Commerce from Memorial University of Newfoundland, and is member of the Institute of Chartered Accountants of Newfoundland and Labrador.

Other Executive Officers

Name and Age of Executive Officer	Principal Occupation During Last 5 Years	Executive Officer Since
Peter Laurie [46]	Chief Operating Officer of the Company	2002
Roger Sexton [45]	Chief Financial Officer and Vice President, Finance, of the Company	2002

The following are brief biographies of the executive officers:

Peter Laurie, Chief Operating Officer. Mr. Laurie was appointed to the position of Chief Operating Officer in September 2002. As Chief

Operating Officer, Mr. Laurie is responsible for the operational performance of the restaurant system. Mr. Laurie has extensive experience in the hospitality business as both an operator and owner. Mr. Laurie established his track record in Australia, transferring The Keg Restaurant concept to the country and overseeing all aspects of a 16 unit chain operation. In 1997, Mr. Laurie acquired an operating partnership in Farside Hospitality Group Ltd. DBA Cactus Club Café.

Roger Sexton, Vice President, Finance and Chief Financial Officer.

Mr. Sexton joined the Company in November 2002 as Chief Financial Officer. Mr. Sexton has extensive retail experience having held various senior financial positions at retail companies in the UK. From 2000 to 2002, Mr. Sexton was Controller at Houwelings Nurseries Ltd and from 1996 to 1999 was employed by Regus Business Centres PLC as UK Finance Director/Group Financial Controller.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that the Company’s directors, executive officers and persons who own greater than ten percent (10%) of the Common Shares (the “Reporting Persons”) file reports relating to their ownership and changes in ownership of Common Shares with the United States Securities and Exchange Commission (the “SEC”). Reporting Persons are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports.

Based solely on its review of copies of such reports and written representations that no other reports were required, the Company believes that all required reports were filed on a timely basis during the year ended December 31, 2006.

Code of Ethics Policy

On February 20, 2004, the Company adopted a Code of Ethics Policy that applies to the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. A copy of the Code of Ethics Policy may be viewed on the Company’s website at www.elephantcastle.com. The Company intends to report amendments to or waivers from the Code of Ethics Policy to the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer on the Company’s website, as permitted by applicable SEC rules. The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Audit Committee

The Company has a separately-designated standing audit committee. During 2006, the Audit Committee was composed of Messrs. Chambers,

Wiederecht and Barnett. Mr. Chambers was the Chair of the Audit Committee and met all of the criteria required of an audit committee financial expert. Each of the members of the Audit Committee satisfied the independence and financial literacy requirements for audit committee members under the NASDAQ listing standards and applicable SEC regulations. The Audit Committee met 4 times in 2006.

Following the completion of the Agreement which occurred on April 20, 2007, the newly appointed Board will determine the structure of the new Audit Committee at its first board meeting.

ITEM 11. EXECUTIVE COMPENSATION

All amounts shown are in Canadian dollars other than as stated.

Compensation Discussion and Analysis

The “Executive Team” comprises Messrs. Bryant (President & CEO), Laurie (COO) and Sexton (CFO). All members of the Executive Team have entered into contracts of employment with the Company.

Executive Team compensation is determined by the Compensation Committee and is comprised of the following elements:

(1) Basic salary.

Basic salaries are reviewed annually by the Compensation Committee, and are benchmarked against comparable positions in comparably sized companies in the restaurant and food services industry, every fifth year using the services of an independent professional consultant. Salaries were most recently benchmarked at the end of 2006.

(2) Annual bonus.

Annual bonus targets and objectives for the Executive Team are set by the Compensation Committee. These bonus targets are intended to reward the Executive Team for achieving the key goals of the Company in any given year, and reflect the areas of business performance which are most directly impacted by each Executive. The Compensation Committee reviews performance against the set objectives and approves any payments to be made under them.

Mr. Bryant is entitled to a minimum potential annual bonus of 25% of his salary:

15% of salary for achieving annual EBITDA budget
10% for achieving agreed new store opening program

Over achievement of EBITDA budget entitles Mr. Bryant to an additional bonus. (For 2006, 1.5% bonus per $50,000 of over achievement).

Mr. Laurie is entitled to a minimum potential annual bonus of 25% of his salary:

15% of salary for achieving annual EBITDA budget
10% for achieving agreed same store sales budget

Over achievement of EBITDA and same stores sales budget entitles Mr. Laurie to an additional bonus. (For 2006, 1.5% bonus per $50,000 of over achievement of EBITDA, 1% bonus for each 1% over achievement of US same store sales budget and 0.5% bonus for each 1% over achievement of Canadian same store sales budget).

Mr. Sexton is entitled to a minimum potential annual bonus of 20% of his salary:

10% of salary for achieving annual EBITDA budget
10% for achieving five personal objectives (2% per objective)

Over achievement of EBITDA budget entitles Mr. Sexton to an additional bonus. (For 2006, 1% bonus per $50,000 of over achievement).

There is no mechanism in place for the recovery of profit based bonuses should results subsequently be restated.

(3) Medical plan.

Members of the Executive team are enrolled in the Company’s Group Medical Plan, and additionally participate in a Medical Reimbursement Plan:

Mr. Bryant ($20,000 per annum, 2006; $20,000 per annum 2007)
Mr. Laurie ($5,000 per annum, 2006; $10,000 per annum 2007)
Mr. Sexton ($5,000 per annum, 2006; $10,000 per annum 2007)

These limits are maximum annual entitlements and are stated in Canadian dollars.

(4) Pension plan.

The Company introduced a Pension Plan in January 2007, and the Executive Team is entitled to participate on the same basis as all other eligible employees.

For 2007, the Company will match pension contributions at a rate of 25 cents per dollar of employee contribution, up to a maximum Company contribution of 1% of salary.

(5) Share options

From time to time, the Company may award share options to the Executive team.

Details of outstanding options are provided in the Outstanding Equity Awards at 2006 Fiscal Year-End table.

No options were issued or exercised during 2006.

(6) Long-term bonus

Pursuant to the Company’s refinancing agreements of December 17, 2004, the Executive Team is entitled to a shared bonus of CDN $132,500 subject to certain conditions including performance targets and refinancing objectives being achieved.

Following the completion of the Arrangement Agreement, these conditions have been met, and this bonus will be paid in 2007, allocated as follows:

Mr. Bryant CDN $79,500
Mr. Laurie CDN $33,125
Mr. Sexton CDN $19,875

(7) Change of Control Agreements

The Executive Team is entitled to certain payments under change of control agreements.

The Executive Team agreed to waive these change of control agreements in relation to the Arrangement Agreement.

(8) Life Insurance

Mr. Bryant’s contract of employment includes a life insurance policy with a death benefit of $600,000.

Mr. Luvison (Director of Operations, Eastern Region) reports to Mr. Laurie (COO) and is included in this report because his total compensation for 2006 exceeded $100,000.

Mr. Luvison’s compensation is comprised of the following elements:

(1) Basic salary.

Basic salary is reviewed annually by the Executive Team, and is benchmarked every fifth year using the services of an independent professional consultant.

(2) Annual bonus.

Annual bonus targets and objectives for Mr. Luvison are set by the Executive Team. These bonus targets are intended to reward Mr. Luvison for achieving the key goals set by the Company in any given year, and reflect the areas of business performance which are most directly impacted by him.

Mr. Luvison is entitled to a minimum potential annual bonus of 20% of his salary:

15% of salary for achieving annual budget profit for his region
5% for achieving agreed personal objectives

Over achievement of annual budget profit for his region entitles Mr. Luvison to an additional bonus. (For 2006, 1% bonus per $50,000 of over achievement).

In addition, for 2006 only, Mr. Luvison earned a bonus of US $10,000 in recognition of the Chicago Adams Street store achieving an annual profit in excess of US $1,000,000. This bonus was paid in 2007.

(3) Medical plan.

Mr. Luvison is enrolled in the Company’s Group Medical Plan.

(4) Pension plan.

The Company introduced a Pension Plan in January 2007, and Mr. Luvison is entitled to participate on the same basis as all other eligible employees.

For 2007, the Company will match pension contributions at a rate of 25 cents per dollar of employee contribution, up to a maximum Company contribution of 1% of salary.

(5) Share options

From time to time, the Company may award share options to the Mr. Luvison.

Details of outstanding options are provided in the Outstanding Equity Awards at 2006 Fiscal Year-End table.

No options were issued or exercised during 2006.

(6) Long-term bonus

Pursuant to the Company’s refinancing agreements of December 17, 2004, Mr. Luvison is entitled to participate in a long-term bonus scheme which reflects total business performance over the period 2005 to 2009. This bonus would be payable within 90 days of the approval of the Company’s audited financial statements for the year ending December 2009.

Summary Compensation Table for 2006

The following table summarizes the total compensation paid or earned for the year ended December 31, 2006 by the Company's Chief Executive Officer ad each of the next four most highly compensated executive officers. These individuals are referred to throughout this Annual Report on Form 10-K/A as the Named Executive Officers.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)(2)	Total ($)
Richard Bryant President & CEO	2006	$261,000	$0	$0	$0	$18,000	$0	$18,000	$297,000
Roger Sexton CFO	2006	$131,000	$0	$0	$0	$12,600	$0	$5,300	$148,900
Peter Laurie COO	2006	$165,000	$0	$0	$0	$25,000	$0	$4,900	$194,900
John Luvison Director of Operations	2006	$112,500	$0	$0	$0	$22,000	$0	$3,500	$137,500

(1)	Annual cash bonuses earned under the Company’s incentive plan are included in this table as “Non-Equity Incentive Plan Compensation”

(2)	For all of the above Executives, Other Compensation comprises group medical plan and medical reimbursement plan costs.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table includes certain information with respect to the value of all previously awarded unexercised options held by the Named Executive Officers at December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (2)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options [3] (#)	Option Exercise Price ($) (3)	Option Expiration Date [4]	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested 3, (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard Bryant	50,000	0	0	$10- $14	2007	0	$		$
Roger Sexton	25,000	0	0	$1	2008	0
Peter Laurie	100,000	0	0	$1	2008	0
John Luvison	10,000 20,000	0	0 0	$11.26 $1	2007 2008	0

(1)	All Options were fully vested as at December 31, 2006.
(2)	All outstanding options were cancelled following the completion of the Arrangement Agreement on April 20, 2007.
(3)	All Option Exercise Prices are in US dollars.

In addition to the above, pursuant to the refinancing agreements of December 17, 2004, Messrs Bryant, Laurie and Sexton were granted five year warrants, subject to certain restrictions, for the purchase of 566,434 Common Shares along with 295,799 Preferred Shares, Class A with a combined total exercise price of CDN$132,500 (US$108,000). Messrs Bryant, Laurie and Sexton were also granted warrants, subject to certain restrictions, to purchase 233,333 Common Shares at a price of CDN$0,667 per share. The above warrants were granted to Messrs Bryant Laurie and Sexton in the following proportions:

Richard Bryant	60%
Peter Laurie	25%
Roger Sexton	15%

Following the completion of the Arrangement Agreement on April 20, 2007, the above warrants were purchased from Messrs Bryant, Laurie and Sexton by Repechage Restaurant Group Ltd.

No new options were issued during 2006; nor did any existing options vest during 2006.

Pension Benefits for 2006

No pension benefits were paid or payable for 2006.

Potential Payments Upon Termination or Change-in-Control

Messrs. Bryant, Laurie and Sexton each entered into employment agreements and change of control agreements, all dated December 17, 2004, in connection with a $5 million financing by Crown, an attendant restructuring of debt owed by GEIPPP and a concurrent investment by Messrs. Bryant, Laurie and Sexton in the Company completed on that date.

The three executives became entitled to participate, subject to continuing service with the Company, in a special bonus (the “Special Bonus”) of $132,500 to be shared among themselves upon a change of control of the Company, or on January 3, 2010, provided that all senior debt owed to GEIPPP shall have been paid in full at such date.

Messrs. Bryant, Laurie and Sexton's employment agreements are in force until December 1, 2007, in each case unless earlier terminated. Messrs. Bryant, Laurie and Sexton's employment agreements were automatically renewed on December 1, 2006 for a one-year period. Either the executive or the Company may terminate the employment agreement upon three months' written notice. In the case of termination by the Company other than for cause, including upon failure to renew, each executive is entitled to a severance payment at the date of termination, plus continuation of benefits for one year. The severance payment is equal to one year's base salary plus bonus for Mr. Bryant, and to three months' base salary plus bonus for Messrs. Laurie and Sexton. "For cause" is defined as a breach of the employment agreement, a breach of fiduciary obligations, commission of an act of fraud, gross negligence or wilful misconduct giving rise to monetary damage, or conviction for any felony. In the case of termination in connection with a change in control, the executive is entitled to the greater of the compensation payable under the employment agreement or the amount payable under the change of control agreement, per his election.

The change of control agreements provide that, upon a termination of employment during the period beginning three months and ending 12 months following a change of control, the Company is required to pay each executive within 10 days of the date of termination or the change in control, whichever is later, 200% of the total cash compensation paid by the Company to the executive in the 12 months immediately preceding the date of termination.

Other than as noted above or described herein, the Company has no written employment or change of control agreements between it or any of its subsidiaries and a Named Executive Officer.

Director Compensation for 2006

The following table provides compensation information for the year ended December 31, 2006 for each non-employee member of the Company's Board of Directors:

Name [1]	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Thomas Chambers	$20,000	$0	$0	$0	$0	$0	$20,000
George Pitman	$15,000	$1,080	$0	$0	$0	$0	$16,080
Jeffrey Barnett	$10,000	$1,080	$0	$0	$0	$0	$11,080
Colin Stacey	$10,000	$1,080	$0	$0	$0	$0	$11,080
Richard Kelleher	$5,000	$1,080	$0	$0	$0	$0	$6,080
David Wiederecht	$0	$0	$0	$0	$0	$0	$0
Christopher Anderson	$0	$0	$0	$0	$0	$0	$0

(1)

Richard Bryant, the Company’s President and Chief Executive Officer is not included in this table as he is an employee of the Company and therefore earns no compensation for his services as a director, The compensation earned by Mr. Bryant is shown in the Summary Compensation Table above.

(2)

The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of stock awards under the Company's director compensation plan and thus may include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in footnote [8] to the Company’s annual financial statements for the fiscal year ended December 31, 2006 included in the Original Filing.

Independent Board Committee to oversee Arrangement Agreement

An Independent Committee of the Board was convened in 2006 to oversee the Arrangement Agreement on behalf of shareholders. The following individuals served as members of the Independent Committee, and earned the following additional fees, which were paid in 2007:

Thomas Chambers (Chair)	$20,000
George Pitman	$5,000
Jeffrey Barnett	$5,000

Composition of Compensation Committee and Interlocks and Insider Participation

During the year ended December 31, 2006, the following individuals served as members of the Company’s Compensation Committee: Messrs. Pitman (Chairman), Anderson and Stacey, who were all directors of the Company during the time they served. Except for Mr. Stacey, who served as Vice President and Chief Operating Officer of the Company from August 1997 to December 2002, none of the members of the Company’s Compensation Committee are officers or employees or were former officers or employees of the Company or any of its subsidiaries, had or has any relationship that requires disclosure hereunder in respect of indebtedness owed to the Company or any interest in material transactions involving the Company. In addition, none of the Company’s executive officers has served on the compensation committee (or in the absence of such committee the entire Board) or the board of directors of another issuer whose executive officer is a member of the Company’s Compensation Committee or Board of Directors. See “Corporate Governance – Compensation Committee” below.

None of the members of the Compensation Committee members has any material interest, direct or indirect, in any transaction that has been entered into since the commencement of the Company’s most recently completed financial year or in any proposed transaction that, in either case, has materially affected or will materially affect the Company or any of its subsidiaries.

Following the completion of the Arrangement Agreement on April 20, 2007, the newly appointed Board will determine the structure of the new Compensation Committee at its first Board meeting.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for filing with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information concerning the number of Common Shares and Preferred Shares owned beneficially as of December 31, 2006 and as at April 20, 2007, following completion of the Arrangement by: (i) each of the Named Executive Officers; (ii) each director of the Company; (iii) each person known to the Company to beneficially own more than five percent (5%) of the Common Shares or Preferred Shares based upon statements filed with the SEC pursuant to Sections 13(d) or (g) of the Exchange Act; and (iv) all of the Company’s directors and officers as a group. Unless otherwise indicated, the principal address of each of the persons listed below is 1190 Hornby Street, Suite 1200, Vancouver, British Columbia, Canada V6Z 2K5. Unless otherwise indicated, the persons listed possess sole voting and investment power with respect to the shares shown, subject to community property laws where applicable.

Common Shares

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to the Common Shares. Common Shares subject to convertible notes, warrants or options that are currently convertible or exercisable or convertible or exercisable within 60 days of December 31, 2006 or April 20, 2007, as applicable, are deemed to be beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of any other shareholder.

(1) As at December 31, 2006

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER(1)	PERCENT OF CLASS(2)

Richard H. Bryant	495,719(3)	8.1%

Peter Laurie	274,881(4)	4.5%

Roger Sexton	129,930(5)	2.1%

Jeffrey M. Barnett	250,187	4.1%

Thomas Chambers	9,000	*

George W. Pitman	81,125	1.3%

Colin Stacey	31,500	0.5%

David Wiederecht	- (6)	-

Christopher Anderson	-	-

General Electric Investment Private Placement Partners II, a Limited Partnership (“GEIPPP”) 3001 Summer Street Stamford, CT 06904	3,258,860(7)	53.8%

Crown Life Insurance Company (“Crown”) 1900 – 1874 Scarth Street Regina, SK S4P 4B3 Canada	- (8)	-

All directors and officers as a group (9 persons)	1,272,342(9)	21.0%

* Indicates less than one (1) percent

Notes:

(1)

This table excludes (a) Common Shares that may be received upon the conversion of Class A Preferred shares held by Messrs. Bryant, Sexton and Laurie, and (b) certain restricted warrants to purchase Common Shares and Preferred Shares that are convertible into Common Shares held by Messrs. Bryant, Sexton and Laurie and Crown. Such securities have been excluded from this table because such Preferred Shares were not converted and such warrants were not exercised under the Arrangement Agreement. Instead, holders of Preferred Shares and warrants received the relevant consideration payable in respect of each Preferred Share and warrant under the terms of the Arrangement Agreement.

(2)	Based on an aggregate of 6,052,369 Common Shares issued and outstanding as of December 31, 2006.
(3)	Includes 50,000 Common Shares issuable pursuant to options under the Company’s stock option plans exercisable within 60 days of December 31, 2006.
(4)	Includes 100,000 Common Shares issuable pursuant to options under the Company’s stock option plans exercisable within 60 days of December 31, 2006.
(5)	Includes 25,000 Common Shares issuable pursuant to options under the Company’s stock option plans exercisable within 60 days of December 31, 2006.
(6)

Mr. Wiederecht is employed by GE Asset Management Incorporated, the general partner of GEIPPP. Mr. Wiederecht expressly disclaims beneficial ownership of the securities of the Company beneficially owned by GEIPPP.

(7)

The amount reported in the Schedule 13D, as amended (the “Schedule 13D”), filed by GE Asset Management Incorporated, GEIPPP and General Electric Company (together, the “GE Entities”) as beneficially owned by GEIPPP is 15,970,776 Common Shares, including (i) 3,258,860 Common Shares, (ii) 10,961,916 Common Shares issuable upon the conversion of GEIPPP’s 3,653,972 Preferred Shares, and (iii) 1,750,000 Common Shares issuable upon the exercise of GEIPPP’s Common Share Warrant. The amount reported in this table excludes the (i) 10,961,916 Common Shares issuable upon the conversion of GEIPPP’s 3,653,972 Preferred Shares, and (ii) 1,750,000 Common Shares issuable upon the exercise of GEIPPP’s Common Share Warrant. Such securities have been excluded because GEIPPP’s Preferred Shares could not be converted and its warrant could not be exercised under the Arrangement. As a result of an Inter-Shareholder Agreement, in the Schedule 13D the GE Entities disclaim beneficial ownership of the Common Shares and Preferred beneficially own 23,693,395 Common Shares, including (i) 3,984,390 Common Shares, (ii) 12,423,555 Common Shares issuable upon the conversion of the group’s 4,141,185 Preferred Shares and 3,236,382 Common Shares issuable upon the exercise of the group’s Preferred Share Warrants and upon the conversion of such Preferred Shares, and (iii) 4,049,068 Common Shares issuable upon the exercise of the group’s Common Share Warrants.

(8)

Excludes 1,049,301 Common Shares issuable upon the exercise of Common Share warrants. Such Common Share warrants have been excluded from this table because such warrants could not be exercised under the Arrangement. Instead, Crown will receive the relevant consideration payable in respect of each warrant under the terms of the Arrangement.

(9)	Includes 175,000 Common Shares issuable pursuant to options under the Company’s stock option plans exercisable within 60 days of December 31, 2006.

(2) As at April 20, 2007, following completion of the Arrangement Agreement with RRG and Repechage

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS

Repechage Restaurant Group Ltd	6,052,369	100%

Preferred Shares Series A and Class A Preferred shares

(1) As at December 31, 2006

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER(1)	PERCENT OF PREFERRED SHARES(2)

Richard H. Bryant	292,329(3)	7.1%

Peter Laurie	121,802(3)	2.9%

Roger Sexton	73,082(3)	1.8%

Jeffrey M. Barnett	-	-

Thomas Chambers	-	-

George W. Pitman	-	-

Colin Stacey	-	-

David Wiederecht	- (4)	-

Christopher Anderson	-	-

GEIPPP 3001 Summer Street Stamford, CT 06904	3,653,972 (5)	88.2%

Crown 1900 – 1874 Scarth Street Regina, SK S4P 4B3 Canada	-	-

All directors and officers as a group (9 persons)	487,213	11.8%

Notes:

(1)

This table excludes Preferred Share warrants held by Messrs. Bryant, Laurie and Sexton and Crown. Such securities have been excluded from this table because these warrants could not be exercised under the Arrangement. Instead, these warrant holders received the relevant consideration payable in respect of each warrant under the terms of the Arrangement.

(2)	Based on an aggregate 4,141,185 Preferred Shares Series A and Class A Preferred Shares issued and outstanding as of December 31, 2006.
(3)	Messrs. Bryant, Laurie and Sexton hold Class A Preferred Shares.

(4)

Mr. Wiederecht is employed by GE Asset Management Incorporated, the general partner of GEIPPP. Mr. Wiederecht expressly disclaims beneficial ownership of the securities of the Company beneficially owned by GEIPPP.

(5)

These represent Preferred Shares, Series A. As a result of the [Inter-Shareholder Agreement], in the Schedule 13D the GE Entities disclaim beneficial ownership of the Preferred Shares beneficially owned by Crown and certain members of the Company’s management. According to the Schedule 13D, if the amounts owned by GEIPPP were aggregated with the amounts owned by Crown and certain members of the Company’s management, the group would beneficially own 3,653,972 Preferred Shares and 1,078,794 Preferred Shares issuable upon the exercise of the group’s Preferred Share warrants.

(2) As at April 20, 2007, following completion of the Arrangement Agreement with RRG and Repechage

Repechage Restaurant Group Ltd	3,653,972(1)	100%

Repechage Restaurant Group Ltd	487,213(2)	100%

(1) Series A Preferred Shares
(2) Class A Preferred Shares

Other than as disclosed elsewhere in this Annual Report on Form 10-K/A the Company is not aware of any arrangement that might result in a change in control of the Company in the future.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Arrangement Agreement with RRG and Repechage completed April 20, 2007

On January 22, 2007, the Company entered the Arrangement Agreementwith Repechage Restaurant Group Ltd. (“RRG”), a company incorporated under the laws of Canada. RRG is a wholly-owned subsidiary of Repechage Investments Limited (“Repechage”).

Repechage is a closely-held investment company incorporated under the laws of Newfoundland and Labrador. It holds investments in the transportation, service and real estate sectors.

Pursuant to the Arrangement Agreement and the Plan of Arrangement, on April 20th, 2007 (the “Effective Date”):

(a) Each of the holders of the Company’s Common Shares transferred his Common Shares to RRG for US$0.7982 for each Common Share held;

(b) Each of the holders of the Company’s Preferred Shares transferred his Preferred Shares to RRG for US$2.3946 for each Preferred Share held;

(c) Each of the holders of Warrants to acquire Common Shares and Preferred Shares in the Company transferred his Warrants to RRG at a price equal to the amount, if any, by which the applicable per share consideration exceeds the warrant exercise price;

(d) All options to acquire shares in the Company terminated; and

(e) Lenders and Noteholders were paid all amounts owing under the Notes held by them, and the Notes were discharged.

On the Effective Date of this transaction, the Company became a direct, wholly-owned subsidiary of RRG and an indirect wholly-owned subsidiary of Repechage.

2004 Refinancing

Transactions with GEIPPP

In consideration for the surrender of US$3,900,000 of senior notes, the surrender of US$5,000,000 of junior notes and the waiver of US$1,208,811 of accrued interest on these notes, the Company issued US$4,203,879 of new notes (the “New Notes”), 3,653,972 Preferred Shares and the GEIPPP Warrant to purchase 1,750,000 Common Shares. The New Notes bore interest at 14%, which accrued until payments commenced in March 2007, except in certain circumstances, and were fully repayable on December 17, 2009. The Preferred Shares accrued a cumulative annual dividend of 6%, payable only when the Crown debt and New Notes was repaid in full. The Preferred Shares were redeemable at the Company’s option at 100% of redemption principal plus a redemption premium of up to 50% of the principal amount. Unless redeemed earlier, the Preferred Shares were automatically convertible, subject to the Company achieving an EBITDA target of $3,500,000, at the rate of three Common Shares for every Preferred Share. The GEIPPP Warrant was exercisable for a period of ten years at $0.667 per share. By these transactions, the Company postponed the due date on the remaining balance of US$4,203,879 from September 2005 until December 2009 in exchange for equity securities representing, on a fully converted basis, approximately 53% of the new total outstanding, and a higher coupon on the debt component. The New Notes were redeemed on completion of the Agreement.

Transactions with Crown

Prior to this refinancing, the Company had no business relationship with Crown or any affiliates thereof. In connection with the refinancing, the Company entered into a credit agreement with Crown,

pursuant to which it borrowed $5,000,000 (US$4,288,000), bearing interest at the rate of 12% per annum payable monthly with monthly principal payments of $40,000 (US$34,000) commencing in December 2006, rising to $60,000 (US$51,000) in December 2007 and $100,000 (US$85,000) in December 2008, with the balance of $2,600,000 (US$2,230,800) repayable by December 17, 2009. In connection with the making of the loan, Crown received a first secured position over all of the Company’s assets and properties, including the capital stock of the subsidiary companies, in respect of the loan indebtedness. Additionally, the Company granted Crown the Crown Warrant to purchase 1,049,301 Common Shares and 730,794 Preferred Shares, representing 15% of the outstanding shares of both classes of stock of the Company, for nominal consideration. The Company realized a $5,000,000 (US$4,288,000) (less expenses of the transaction) improvement in its available cash for a fixed interest rate of 12%, which management believes to be highly favourable under the heavily leveraged circumstances of the borrowing. The added cost of doing so, however, was the grant of a 15% equity stake in the Company to Crown. Crown also received warrants to purchase an additional 350,000 Common Shares, exercisable for a period of 10 years at a price of $0.667, to allow Crown to avoid dilution should GEIPPP exercise the GEIPPP Warrant. Following the completion of the Arrangement the loan was repaid and the Warrant was purchased by Repechage.

Transactions with Management

Concurrently with this refinancing, the Company entered into an agreement with Messrs. Bryant, Laurie and Sexton, whereby they had committed to purchase for $265,000, over a period of 18 months, 932,867 Common Shares and 487,196 Preferred Shares, representing 10% of the outstanding shares of both classes of stock of the Company. These executives were also issued a warrant for the purchase of an additional 5% of both classes of stock for CDN$132,500, exercisable no sooner than 30 days and no later than 90 days after a change of control of the Company, or on January 3, 2010, provided that all senior debt owed to GEIPPP shall have been paid in full at such date. Employment agreements entered into with each of these executives that provide for them to participate, subject to continuing service with the Company, in a Special Bonus of CDN$132,500 to be shared among themselves upon a change of control of the Company, or on January 3, 2010, again provided that all senior debt owed to GEIPPP shall have been paid in full at such date. Messrs. Bryant, Laurie and Sexton also received warrants to purchase an additional 233,333 Common Shares, exercisable for a period of 10 years at a price of CDN$0.667, to allow them to avoid dilution should GEIPPP exercise the GEIPPP Warrant.

Upon completion of the Arrangement, the Warrants were purchased by Repechage. Also upon completion of the Arrangement, Messrs Bryant, Laurie and Sexton will receive $79,500, $33,125 and 19,875 respectively, pursuant to the Special Bonus.

Other than as described above and elsewhere in this Annual Report on Form 10-K/A, the Company is not aware of any material interest, direct or indirect, of any shareholder who holds more than 5% of the Company’s voting securities, any director or officer of the Company or subsidiary of the Company or any associate, affiliate or family member of any of the foregoing, in any transaction where the amount involved exceeds US$120,000 that has been entered into since the commencement of the Company’s most recently completed financial year or in any proposed transaction which, in either case, has materially affected or will materially affect the Company or any of its subsidiaries.

Review, Approval or Ratification of Transactions with Related Persons

The Company does not have a formal written policy regarding the review of related person transactions. However, the Audit Committee is responsible for reviewing and approving, ratifying or disapproving any transactions with the Company in which directors, executive officers or their associates may participate.

The Company may enter into a related person transaction only if the Audit Committee approves or ratifies such transaction and if the transaction is on terms comparable to those that could be obtained in arm's-length dealings with an unrelated third party or the transaction involves compensation approved by the Compensation Committee.

In the event that management determines to recommend a related person transaction, the transaction must be presented to the Audit Committee for approval. After review, the Audit Committee will approve or disapprove such transaction and, at each subsequently scheduled Audit Committee meeting, management will update the Audit Committee as to any material change to the proposed related person transaction. The Audit Committee approves only those related person transactions that are in or are not inconsistent with the best interests of the Company and its shareholders, as the Audit Committee determines in good faith. A "related person transaction" is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company was, is, or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has, or will have a direct or indirect material interest. For purposes of determining whether a transaction is a related person transaction, the Audit Committee relies upon Item 404 of Regulation S-K. A "related person" is defined as follows: (i) Any person who is, or at any time since the beginning of the last fiscal year was, a director or executive officer of the Company or a nominee to become a director; (ii) Any person who is known to be the beneficial owner of more than 5 percent of any class of the Company's voting securities; (iii) Any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee, or more than 5 percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee, or more than 5 percent beneficial owner; or (iv) Any firm, corporation, or other entity in which any of the foregoing persons is employed, is a general partner or principal or person in a similar position, or in which such person has a 5 percent or greater beneficial ownership interest.

Director Independence

The Company’s Board is currently composed of seven (7) directors, six (6) of whom are independent of management and free of any interest and any business or other relationship, other than arising from their shareholdings, that could interfere with their ability to act with a view to the best interests of the Company. The Board has established two (2) committees of directors, being the Compensation Committee and the Audit Committee.

The independent status of each individual director is reviewed annually by the Board. The Board considers a director to be independent if he has no direct or indirect material relationship with the Company, which in the view of the Board could reasonably be perceived to materially interfere with the exercise of the director’s independent judgment. The Board has determined that six (6) of the seven (7) directors are independent, as defined under National Instrument 58-101 and under the listing standards of the NASDAQ Stock Market, as set out below:

Name	Independence

Jeffrey M. Barnett	Independent(Resigned April 20, 2007)
Richard H. Bryant	Related
Thomas Chambers	Independent (Resigned April 20, 2007)
George W. Pitman	Independent (Resigned April 20, 2007)
Colin Stacey	Independent (Resigned April 20, 2007)
David Wiederecht	Independent (Resigned April 20, 2007)
Christopher Anderson	Independent (Resigned April 20, 2007)
David L. Dobbin	Related (Appointed April 20, 2007)
Gary J. Heller	Independent (Appointed April 20, 2007)
John F. Morgan	Independent (Appointed April 20, 2007)

The majority of the directors are independent. The Board examines its size annually to determine whether the number of directors is appropriate. In that regard the Board is satisfied that its current number of directors is appropriate, providing a diversity of views and experience while maintaining efficiency. The Board believes that the composition of the Board fairly represents the interests of shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s principal outside auditor is Pannell Kerr Forster LLP of Vancouver, British Columbia.

Audit Fees

Fees billed by Pannell Kerr Forster LLP, for professional services totaled CDN$118,500 for the year ended December 31, 2006 and CDN$105,000 for the year ended December 25, 2005, including fees associated with the annual audit, reviews of quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements for such financial years.

Audit-Related Fees

Fees for audit-related services totaled CDN$5,000 for the year ended December 31, 2006. Fees for audit-related services totaled $Nil for the year ended December 25, 2005.

Tax Fees

Fees in respect of Canadian and US operations for tax compliance, tax advice and tax planning, which included fees for review of the Company’s consolidated federal income tax return, totaled CDN$11,500 for the year ended December 31, 2006. Fees in respect of Canadian and US operations for tax compliance, tax advice and tax planning, which included fees for review of the Company’s consolidated federal income tax return, totaled CDN$11,000 for the year ended December 25, 2005.

All Other Fees

No fees were billed by Pannell Kerr Forster LLP for professional services rendered during the years ended December 31, 2006 and December 25, 2005 other than those specified above.

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

There were no fees in 2006 that were not pre-approved by the Audit Committee. All services described above under the captions “Audit Fees,” “Audit Related Fees” and “Tax Fees” were approved by the Audit Committee pursuant to the de minimis exception provided by SEC Regulation S-X, Rule 2-01(c)(7)(i)(C).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1)	Financial Statements (references are to pages in the Original Filing)

(2)	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Exhibit

2.1	Arrangement Agreement, dated January 22, 2007, among Repechage Investments Limited, Repechage Restaurant Group Ltd and Elephant & Castle Group Inc. (11)

3.1	Certificate of Incorporation and Certificate of Name Change of Registrant (1)

3.2	Articles of Association of Registrant (1)

3.3	Certificate of Amalgamation, as amended May 11, 2006 (12), dated May 1, 1990 (1)

4.1	Specimen of Common Share Certificate(1)

4.2	Form of Convertible Subordinated Note issued in Delphi Financing(5)

4.3	Form of Warrant issued to Delphi Noteholders(5)

4.4	Special Rights and Restrictions Attached to Preferred Shares, Series A (10)

10.1	Letter Agreement dated June 26, 1991, regarding expansion of facilities at Edmonton Eaton Centre (1)

10.2	Restaurant Lease Agreement with Holiday Inns of Canada, Ltd. with respect to Holiday Inn Crown Plaza in Winnipeg, Manitoba (2)

10.3	Restaurant Lease Agreement with respect to Holiday Inn, Philadelphia, Pennsylvania location (3)

10.4	Abstract of Restaurant Lease Agreement with respect to Holiday Inn, San Diego location(4)

10.5	Abstract of Lease Agreement of Elephant & Castle Group Inc. with respect to Edmonton, Alberta location (5)

10.6	Form of Franchise Agreement for Elephant & Castle Group Inc. (6)

10.7	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Chicago, Illinois location (7)

10.8	Operating Agreement of BC Restaurants, LLC dated January 3, 2003 (8)

10.9	Member Control Agreement of BC Restaurants, LLC dated January 3, 2003 (8)

10.10	Management Agreement dated January 3, 2003 between E & C San Francisco, LLC and BC Restaurants, LLC (8)

10.11	License Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and BC Restaurants, LLC (8)

10.12	Franchising and Development Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and Battery & Clay, LLC(8)

10.13	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to San Francisco, California location (8)

10.14	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Washington, D.C. location (9)

10.15	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to East Huron Street, Illinois location (9)

10.16	Amended and Restated Note and Stock Purchase Agreement dated December 17, 2004 by and between the Company and GE Investment Private Placement Partners II (10)

10.17	Credit Agreement dated as of December 17, 2004 by and among the Company, Elephant and Castle Canada Inc., Elephant & Castle, Inc., Elephant & Castle of Pennsylvania, Inc., E&C Pub, Inc., Massachusetts Elephant & Castle Group, Inc., Elephant & Castle International, Inc., Elephant & Castle (Chicago) Corporation, Elephant & Castle East Huron, LLC, E&C San Francisco, LLC and E&C Capital, LLC and Crown Life Insurance Company (10)

10.18	Investment Agreement dated December 17, 2004 by and among the Company, GE Investment Private Placement Partners II, Crown Life Insurance Company, Richard H. Bryant, Roger Sexton and Peter Laurie (10)

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

21.1	List of Subsidiaries (13)

31.1	Section 302 Certification of Chief Executive Officer – April 16, 2007 (14)

31.2	Section 302 Certification of Chief Financial Officer – April 16, 2007 (14)

31.3	Section 302 Certification of Chief Executive Officer – April 30, 2007

31.4	Section 302 Certification of Chief Financial Officer – April 30, 2007

32.1	Section 906 Certification of Chief Executive Officer – April 16, 2007 (14)

32.2	Section 906 Certification of Chief Financial Officer – April 16, 2007(14)

* Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Exhibits filed with the Company’s Registration Statement on Form SB-2 (Registration No. 33-60612)
(2)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1993
(3)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1994
(4)	Incorporated by reference from Registrant’s 10-KSB/A for the Fiscal Year Ended December 31, 1996
(5)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 27,1998
(6)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 26, 1999
(7)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 31, 2000
(8)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 29, 2002
(9)	Incorporated by reference from the Registrant’s 10-K for the Fiscal Year Ended December 26, 2004
(10)	Incorporated by reference from the Registrant’s Form 8-K dated December 23, 2004
(11)	Incorporated by reference from the Registrant’s Form 8-K dated January 22, 2007
(12)	Incorporated by reference from the Registrant’s Form 10-Q for the Twenty-Six Weeks Ended June 25, 2006
(13)	Incorporated by reference from the Registrant’s Form 10-K for the Fiscal Year Ended December 25, 2005
(14)	Incorporated by reference form the Registrant’s Form 10-K for the Fiscal Year Ended December 31, 2006

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      Elephant & Castle Group Inc.

By	/s/ Richard Bryant
Richard Bryant, Chairman,
Chief Executive Officer and a Director
(principal executive officer)
Date	April 30, 2007

Exhibit No.	Exhibit

2.1	Arrangement Agreement, dated January 22, 2007, among Repechage Investments Limited, Repechage Restaurant Group Ltd and Elephant & Castle Group Inc. (11)

3.1	Certificate of Incorporation and Certificate of Name Change of Registrant (1)

3.2	Articles of Association of Registrant (1)

3.3	Certificate of Amalgamation, as amended May 11, 2006 (12), dated May 1, 1990 (1)

4.1	Specimen of Common Share Certificate(1)

4.2	Form of Convertible Subordinated Note issued in Delphi Financing(5)

4.3	Form of Warrant issued to Delphi Noteholders(5)

4.4	Special Rights and Restrictions Attached to Preferred Shares, Series A (10)

10.1	Letter Agreement dated June 26, 1991, regarding expansion of facilities at Edmonton Eaton Centre (1)

10.2	Restaurant Lease Agreement with Holiday Inns of Canada, Ltd. with respect to Holiday Inn Crown Plaza in Winnipeg, Manitoba (2)

10.3	Restaurant Lease Agreement with respect to Holiday Inn, Philadelphia, Pennsylvania location (3)

10.4	Abstract of Restaurant Lease Agreement with respect to Holiday Inn, San Diego location(4)

10.5	Abstract of Lease Agreement of Elephant & Castle Group Inc. with respect to Edmonton, Alberta location (5)

10.6	Form of Franchise Agreement for Elephant & Castle Group Inc. (6)

10.7	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Chicago, Illinois location (7)

10.8	Operating Agreement of BC Restaurants, LLC dated January 3, 2003 (8)

10.9	Member Control Agreement of BC Restaurants, LLC dated January 3, 2003 (8)

10.10	Management Agreement dated January 3, 2003 between E & C San Francisco, LLC and BC Restaurants, LLC (8)

10.11	License Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and BC Restaurants, LLC (8)

10.12	Franchising and Development Agreement dated January 3, 2003 between Elephant & Castle International, Inc. and Battery & Clay, LLC(8)

10.13	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to San Francisco, California location (8)

10.14	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to Washington, D.C. location (9)

10.15	Abstract of Lease Agreement of Elephant & Castle Group, Inc. with respect to East Huron Street, Illinois location (9)

10.16	Amended and Restated Note and Stock Purchase Agreement dated December 17, 2004 by and between the Company and GE Investment Private Placement Partners II (10)

10.17	Credit Agreement dated as of December 17, 2004 by and among the Company, Elephant and Castle Canada Inc., Elephant & Castle, Inc., Elephant & Castle of Pennsylvania, Inc., E&C Pub, Inc., Massachusetts Elephant & Castle Group, Inc., Elephant & Castle International, Inc., Elephant & Castle (Chicago) Corporation, Elephant & Castle East Huron, LLC, E&C San Francisco, LLC and E&C Capital, LLC and Crown Life Insurance Company (10)

10.18	Investment Agreement dated December 17, 2004 by and among the Company, GE Investment Private Placement Partners II, Crown Life Insurance Company, Richard H. Bryant, Roger Sexton and Peter Laurie (10)

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

21.1	List of Subsidiaries (13)

31.1	Section 302 Certification of Chief Executive Officer – April 16, 2007 (14)

31.2	Section 302 Certification of Chief Financial Officer – April 16, 2007 (14)

31.3	Section 302 Certification of Chief Executive Officer – April 30, 2007

31.4	Section 302 Certification of Chief Financial Officer – April 30, 2007

32.1	Section 906 Certification of Chief Executive Officer – April 16, 2007 (14)

32.2	Section 906 Certification of Chief Financial Officer – April 16, 2007(14)

* Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Exhibits filed with the Company’s Registration Statement on Form SB-2 (Registration No. 33-60612)
(2)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1993
(3)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 31, 1994
(4)	Incorporated by reference from Registrant’s 10-KSB/A for the Fiscal Year Ended December 31, 1996
(5)	Incorporated by reference from Registrant’s 10-KSB for the Fiscal Year Ended December 27,1998
(6)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 26, 1999
(7)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 31, 2000
(8)	Incorporated by reference from Registrant’s 10-K for the Fiscal Year Ended December 29, 2002
(9)	Incorporated by reference from the Registrant’s 10-K for the Fiscal Year Ended December 26, 2004
(10)	Incorporated by reference from the Registrant’s Form 8-K dated December 23, 2004
(11)	Incorporated by reference from the Registrant’s Form 8-K dated January 22, 2007
(12)	Incorporated by reference from the Registrant’s Form 10-Q for the Twenty-Six Weeks Ended June 25, 2006
(13)	Incorporated by reference from the Registrant’s Form 10-K for the Fiscal Year Ended December 25, 2005
(14)	Incorporated by reference form the Registrant’s Form 10-K for the Fiscal Year Ended December 31, 2006

